Form 10-K
period 2003-12-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2004-03-25
CIK 1264707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003          Commission file number 000-50552

Asset Acceptance Capital Corp.
(Exact name of registrant as specified in its charter)

Delaware	80-0076779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6985 Miller Road

Warren, Michigan 48092
(Address of principal executive offices)

Registrant’s telephone number, including area code: (586) 939-9600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The Nasdaq National Market

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on March 17, 2004 (based on the March 17, 2004 closing sales price of $17.77 of the Registrant’s Common Stock, as reported on The Nasdaq National Market on such date) was approximately $143,048,500.

      Number of shares outstanding of the Registrant’s Common Stock at March 17, 2004:

37,225,275 shares of Common Stock, $0.01 par value.

      Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2004 are incorporated by reference into Part III of this Report.

10-K Report

      This Form 10-K and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I

Item 1.	Business

General

      We have been purchasing and collecting defaulted or charged-off accounts receivable portfolios from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, retail merchants and telecommunications and other utility providers as well as from resellers and other holders of consumer debt. Since these receivables have been subject to multiple collection efforts, we are able to purchase them at a substantial discount to their face value. Unlike many of our competitors, we currently do not collect on a commission or contingent fee basis. Rather, we purchase and collect charged-off accounts receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits. Between January 1, 1990 and December 31, 2003, we purchased 653 consumer debt portfolios with an original charged-off face value of $14.8 billion for a purchase price of $271.9 million or 1.84% of face value. On average, we have been able to collect more than three times the amount paid for a portfolio, as measured over a five-year period from the date of purchase.

      When considering whether to purchase a portfolio, we conduct a quantitative and qualitative analysis of the portfolio to appropriately price the debt and determine whether the portfolio will yield collections consistent with our goals. This analysis includes the use of our pricing and collection probability model and draws upon our extensive experience in the industry. We have developed experience across a wide range of asset types at various stages of delinquency, having made purchases across more than 20 different asset types from over 150 different debt sellers. We selectively deploy our capital in the primary, secondary and tertiary markets where typically between one and three collection agencies have already tried to collect the debt. We believe we are well positioned to acquire charged-off accounts receivable portfolios as a result of our being price competitive, long-standing history in the industry, relationships with debt sellers, consistency of performance and attention to post-sale service.

      Unlike many third party collection agencies that typically attempt to collect the debt only for a period of three to six months, we generally take a long-term approach, in excess of five years, to the collection effort as we are the owners of the debt. We apply an approach that encourages cooperation with the debtors to make a lump sum settlement payment in full or to formulate a repayment plan. In part, through our strategy of holding the debt for the long-term, we have established a methodology of converting debtors into paying customers. In addition, our approach allows us to invest in various collection management and analysis tools that may be too costly for traditional, more short-term oriented collection agencies as well as to pursue legal collection strategies as appropriate. In many cases, we continue to receive collections on individual portfolios beyond the tenth anniversary of its purchase.

History and Reorganization

Initial Operations — Pre-January 2000

      Our Chairman’s expertise and experience in purchasing and collecting charged-off consumer receivables dates back to 1962 when he formed Lee Acceptance Company as a sole proprietorship. Our Chief Executive Officer joined Lee Acceptance Company in 1979. In 1982, Lee Acceptance Company was incorporated as Lee Acceptance Corp. The business of purchasing and collecting charged-off consumer receivables was subsequently conducted by our Chairman and our Chief Executive Officer through several successor companies.

      In 1994, in an effort to take advantage of tax planning opportunities available for S corporations, our Chairman and our Chief Executive Officer formed Asset Acceptance Corp. for the purpose of purchasing and collecting charged-off consumer receivables and formed Consumer Credit Corp. for the purpose of financing sales of consumer product retailers located primarily in Michigan.

      Subsequently, our Chairman and our Chief Executive Officer formed Financial Credit Corp. in 1997 for the purpose of purchasing and collecting portfolios of charged-off consumer receivables of health clubs and CFC

Financial Corp. in 1998 for the purpose of purchasing and collecting portfolios of charged-off consumer receivables of utility companies and small balance portfolios, both of which were affiliate corporations of Asset Acceptance Corp. and Consumer Credit Corp.

      Set forth below is a diagram depicting our predecessor corporations in operation for the period of 1982 through 1999, their dates of formation and their ownership:

January 2000 — September 2002

      In January 2000, Asset Acceptance Corp., Financial Credit Corp. and CFC Financial Corp. were joined as wholly-owned subsidiaries of AAC Holding Corp. for tax planning purposes. Set forth below is a diagram depicting our predecessor corporations in operation for the period of January 2000 through September 30, 2002, their dates of formation and their ownership:

(1)	Mr. Redman acquired his ownership interest in January 2002.

September 2002 — Reorganization

      In September 2002, we formed Asset Acceptance Holdings LLC, a Delaware limited liability company, for the purpose of consummating an equity recapitalization, with Consumer Credit Corp. and AAC Holding Corp. (which was renamed RBR Holding Corp. in October 2002), as the initial equity members of Asset Acceptance Holdings LLC. Effective September 30, 2002, AAC Investors, Inc. acquired a 60% equity interest in Asset Acceptance Holdings LLC from RBR Holding Corp. and Consumer Credit Corp. which collectively retained a

40% equity interest. In connection with this recapitalization, RBR Holding Corp. and Consumer Credit Corp. received 39% and 1%, respectively, of the equity membership interests of Asset Acceptance Holdings LLC and $45,550,000 and $250,000, respectively, in cash. The majority of the cash proceeds were subsequently distributed to the owners of RBR Holding Corp. and Consumer Credit Corp. At the time of this recapitalization, Rufus H. Reitzel, Jr., our Chairman, Nathaniel F. Bradley IV, our President and Chief Executive Officer and Mark A. Redman, our Vice President-Finance and Chief Financial Officer, beneficially owned 57%, 38% and 5%, respectively, of RBR Holding Corp. and 60%, 40% and 0%, respectively, of Consumer Credit Corp. Through this recapitalization, the businesses of Asset Acceptance Corp., Financial Credit Corp., CFC Financial Corp., Consumer Credit Corp. and the portfolio assets of Lee Acceptance Corp. were contributed to the subsidiaries of Asset Acceptance Holdings LLC. After September 30, 2002, the business of purchasing and collecting portfolios of charged-off consumer receivables previously conducted by AAC Holding Corp. and its subsidiaries and the business of financing sales of consumer product retailers previously conducted by Consumer Credit Corp. were effected through this newly formed company and its subsidiaries. Consumer Credit Corp. was merged into RBR Holding Corp. in January 2003.

      Set forth below is a diagram depicting our successor entities in operation for the period from September 30, 2002 up to the effective date of the Reorganization (as defined below), their dates of formation and their ownership:

(1)	Consumer Credit Corp. contributed its ownership interest in Consumer Credit, LLC to Asset Acceptance Holdings LLC effective September 30, 2002 in exchange for 1.0% of the equity interest in Asset Acceptance Holdings LLC, plus $250,000. Effective January 2003, Consumer Credit Corp. merged with and into RBR Holding Corp., with RBR Holding Corp. as the surviving entity acquiring, by operation of law, Consumer Credit Corp.’s 1.0% equity interest in Asset Acceptance Holdings LLC.

(2)	Asset Acceptance Corp. merged with and into Asset Acceptance, LLC effective September 30, 2002, with Asset Acceptance, LLC as the surviving entity. In addition, effective as of September 30, 2002, Asset Acceptance, LLC purchased the charged-off receivables owned by Lee Acceptance Corp.

(3)	Financial Credit Corp. merged with and into Financial Credit, LLC effective September 30, 2002, with Financial Credit, LLC as the surviving entity.

(4)	CFC Financial Corp. merged with and into CFC Financial, LLC effective September 30, 2002, with CFC Financial, LLC as the surviving entity.

(5)	Med-Fi Acceptance, LLC was formed as a wholly-owned subsidiary of Asset Acceptance Holdings LLC in 2003 for the purpose of purchasing and collecting portfolios of charged-off consumer receivables in the health care industry. Med-Fi Acceptance, LLC acquired two portfolios previously owned by Asset Acceptance, LLC upon its formation.

Reorganization

      On February 4, 2004, all of the shares of capital stock of AAC Investors, Inc., an affiliate of Quad-C Management, Inc., a private equity firm based in Charlottesville, Virginia, and RBR Holding Corp., which held 60% and 40%, respectively, of the equity membership interests in Asset Acceptance Holdings LLC, were contributed to Asset Acceptance Capital Corp. in exchange for shares of common stock of Asset Acceptance Capital Corp. The total number of shares issued to the stockholders of AAC Investors, Inc. and RBR Holding Corp. in such exchange was 28,448,449 with 16,004,017 shares and 12,444,432 shares issued to the stockholders of AAC Investors, Inc. and the stockholders of RBR Holding Corp., respectively. As a result of this reorganization, Asset Acceptance Holdings LLC and its subsidiaries became indirect wholly-owned subsidiaries of Asset Acceptance Capital Corp. The foregoing is referred to herein as the “Reorganization”. Immediately prior to the Reorganization, all of the shares of AAC Investors, Inc. were held by AAC Quad-C Investors LLC, an affiliate of Terrence D. Daniels and Anthony R. Ignaczak, both of whom serve on our board of directors, and substantially all of the shares of RBR Holding Corp. were held by Rufus H. Reitzel, Jr., our Chairman, Nathaniel F. Bradley IV, our President and Chief Executive Officer, and Mark A. Redman, our Vice President-Finance and Chief Financial Officer, and their affiliates.

      Set forth below is a diagram depicting our successor entities as of the effective date of the Reorganization, their dates of formation and their ownership:

      As used herein, all references to us mean:

•	after October 1, 2002, to Asset Acceptance Capital Corp., including its wholly-owned subsidiaries, AAC Investors, Inc. and RBR Holding Corp. and its indirect wholly-owned subsidiary, Asset Acceptance Holdings LLC (referred to collectively in our financial statements as the “successor”);

•	from January 1, 2000 through September 30, 2002, to our predecessors, RBR Holding Corp., Consumer Credit Corp. and Lee Acceptance Corp. (referred to collectively in our financial statements as the “predecessor”); and

•	prior to January 1, 2000, collectively to our predecessors, Lee Acceptance Company and its successor companies, including Lee Acceptance Corp. from 1982 to 1994, Asset Acceptance Corp. from 1994 through December 31, 1999, Financial Credit Corp. from 1997 through December 31, 1999, CFC Financial Corp. from 1998 through December 31, 1999 and Consumer Credit Corp. from 1994 through December 31, 1999 (referred to collectively in our financial statements as the “predecessor”).

Purchasing

      Typically, we purchase our portfolios in response to a request to bid received via e-mail or telephone. In addition to these requests, we have developed a marketing and acquisitions team that contacts and cultivates relationships with known and prospective sellers of portfolios in our core markets and in new markets for different asset types. We have purchased portfolios from over 150 different debt sellers since 1990, including many of the largest consumer lenders in the United States. Although 10% or more of the money we spend on our purchases in a year may be paid to a single debt seller, historically, we have not purchased more than 10% from the same debt seller in consecutive years. Although we have no policy limiting purchases from single debt sellers, we purchase from a diverse set of suppliers and our purchasing decisions are based upon constantly changing economic and competitive environments as opposed to long-term relationships with particular suppliers. During the first quarter of 2004, we entered into two forward-flow contracts. These contracts commit a debt seller to sell a steady flow of charged-off receivables to us and commit us to purchase these charged-off receivables for a fixed percentage of the face amount. We have entered into such contracts in the past and will do so in the future depending on market conditions.

      We purchase our portfolios through a variety of sources, including consumer credit originators, private brokers or agents and debt resellers. Debt resellers are debt purchasers that sell some or all of the debt they purchase. The portfolios generally are purchased either in competitive bids through a sealed bid or, in some cases, an on-line process or through privately-negotiated transactions between the credit originator or other holder of consumer debt and us.

      Each potential acquisition begins with a quantitative and qualitative analysis of the portfolio. In the initial stages of the due diligence process, we typically review basic data on the portfolio’s accounts. This data typically includes the account number, the consumer’s name, address, social security number, phone numbers, outstanding balance and dates of charge-off, last payment and account origination. We analyze this information based on quantitative and qualitative factors and organize it into a summary format based on certain key metrics, such as state of debtor’s last known residence, type of debt and age of the receivable. In addition, we typically provide the seller with a questionnaire designed to help us understand important qualitative factors relating to the portfolio.

      As part of our due diligence evaluation, we run the portfolio through our pricing and collection probability model. This model uses certain characteristics of the portfolio, such as the type of product, age and level of delinquency and the locations of the debtors, to arrive at an estimate of collectibility for the portfolio and to determine a base value for the purchase. Pricing adjustments are factored into the model reflecting issuer considerations, demographic attributes and other account criteria. We consult with management from our collection operations to help ascertain collectibility, potential collection strategies and our ability to integrate the new portfolio into our collection platform. Our analysis also compares the charged-off consumer receivables in the prospective portfolio with our collection history on portfolios with similar attributes.

      Once we have compiled and analyzed available data, we factor in market conditions and determine an appropriate bid price or bid range. The recommended bid price or bid range, along with a summary of our due diligence, is submitted to our investment committee for review and discussion. After approval by our investment committee and acceptance of our offer from the seller of the portfolio, a purchase agreement is negotiated. Provisions are generally incorporated for bankrupt, disputed, fraudulent or deceased accounts and, typically, the credit originator either agrees to repurchase these accounts or replace them with acceptable replacement accounts within certain time frames, generally within 60 days to 365 days. Upon execution of the agreement, the transaction is funded.

      The following chart categorizes our purchased receivables portfolios, as of December 31, 2003, into the major asset types represented:

	Face Value of
	Charged-off		No. of
Asset Type	Receivables	%	Accounts	%

Visa®/ MasterCard®/ Discover®	$5,953,737,037	40.2%	2,153,391	15.4%
Private Label Credit Cards	2,333,141,345	15.8	3,346,469	23.9
Health Club	1,194,610,246	8.1	1,274,683	9.1
Auto deficiency	1,075,953,014	7.3	182,327	1.3
Telecommunications/ Utility/ Gas	1,065,795,296	7.2	2,364,011	16.9
Installment loans	669,515,224	4.5	193,892	1.4
Other(1)	2,508,205,650	16.9	4,485,026	32.0

Total	$14,800,957,812	100.0%	13,999,799	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

      The age of a charged-off consumer receivables portfolio, or the time since an account has been charged-off, is an important factor in determining the value at which we will offer to purchase a receivables portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older receivables typically are more difficult to collect. The accounts receivable management industry places receivables into the following categories depending on the number of collection agencies that have previously attempted to collect on the receivables:

•	Fresh accounts are typically 120 to 270 days past due, have been charged-off by the credit originator and are either being sold prior to any post charge-off collection activity or are placed with a third party for the first time. These accounts typically sell for the highest purchase price.

•	Primary accounts are typically 270 to 360 days past due, have been previously placed with one third party collector and typically receive a lower purchase price.

•	Secondary and tertiary accounts are typically more than 360 days past due, have been placed with two or three third party collectors and receive even lower purchase prices.

      We specialize in the primary, secondary and tertiary markets but we will purchase accounts at any point in the delinquency cycle. We deploy our capital within these markets based upon the relative values of the available debt portfolios.

      The following chart categorizes our purchased receivables portfolios, as of December 31, 2003, into the major account types represented:

	Face Value of
	Charged-off		No. of
Account Type	Receivables	%	Accounts	%

Fresh	$875,777,142	5.9%	318,465	2.3%
Primary	3,176,143,082	21.5	2,112,495	15.1
Secondary	2,285,114,293	15.4	1,383,633	9.9
Tertiary(1)	7,741,352,260	52.3	9,816,356	70.1
Other	722,571,035	4.9	368,850	2.6

Total	$14,800,957,812	100.0%	13,999,799	100.0%

(1)	This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.

      We also review the geographic distribution of accounts within a portfolio because we have found that certain states have less favorable collection laws than others and, therefore, are less desirable from a collectibility perspective. The following chart illustrates, as of December 31, 2003, our purchased receivables portfolios based on geographic location of debtor:

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables	%	Accounts	%

Texas(1)	$1,728,879,314	11.7%	1,370,294	9.8%
California	1,375,782,233	9.3	1,280,551	9.0
Michigan(1)	1,346,991,170	9.1	1,593,070	11.4
Florida(1)	1,345,417,303	9.1	991,619	7.1
Ohio(1)	985,241,150	6.7	1,129,159	8.1
New York	871,389,742	5.9	725,078	5.2
Illinois(1)	757,133,855	5.1	979,950	7.0
Pennsylvania	444,345,128	3.0	399,980	2.9
Georgia	375,720,924	2.5	320,342	2.3
North Carolina	373,011,708	2.5	310,579	2.2
Indiana	304,773,890	2.1	413,782	2.9
New Jersey(1)	302,078,005	2.0	262,239	1.9
Other(2)	4,590,193,390	31.0	4,223,156	30.2

Total	$14,800,957,812	100.0%	13,999,799	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

Collection Operations

      Our collection operations seek to maximize the recovery of our purchased charged-off receivables in a cost-effective manner. We have organized our collection platform into a number of specialized departments which include collection, legal collection and bankruptcy and probate recovery.

      Generally, our collection efforts begin in our collection department and, if warranted, move to our legal collection department. If the collection account involves a bankrupt debtor or a deceased debtor, our bankruptcy and probate recovery departments will review and manage the account. If the collection account merits outsourcing to a third party collection agency, our agency forwarding department handles the matter. Finally, our information acquisition department utilizes a network of data providers to increase recovery rates and promote collector efficiency in all of our departments.

Collection Department

      Our collection department accounts for the majority of our collections. Once a portfolio is purchased, we perform a portfolio review in order to formulate and apply what we believe to be an effective collection strategy. This review includes a series of data preparation and information acquisition steps to provide the necessary information to begin collection efforts. Portfolio accounts are assigned, sorted and prioritized to collector queues based on product type, account status, various internal and external collectibility predictors, account demographics, balance sizes and other attributes.

      Although we prefer to collect the majority of our charged-off receivables portfolio through our internal collection operations, in some cases, we believe it can be more effective and cost-efficient to outsource collections. We will consider outsourcing collections involving states with unfavorable legal or regulatory climates for collections. In addition, we may also consider outsourcing relatively small balance accounts so that our collectors can focus on relatively larger balance accounts. We have developed a network of third party collection agencies to service accounts when we believe the accounts would be better served by outsourcing to an outside collection agency.

      We train our collectors to be full service collectors who handle substantially all collection activity related to their accounts, including manual and automated dialer outbound calling activity, inbound call management, skip tracing or debtor location efforts, referrals to pursue legal action and settlement and payment plan negotiation. In addition, in order to increase collections on accounts, non-paying accounts are typically reassigned to new collectors every six months. Our performance based collection model is driven by a bonus program that allows collectors to earn bonuses based on their personal collection goals. In addition, we monitor our collectors for compliance with the federal and state debt collection laws.

      When an initial telephone contact is made with a debtor, the collector is trained to go through a series of questions in an effort to obtain accurate location and financial information on the debtor, the reason the debtor may have defaulted on the account, the debtor’s willingness to pay and other relevant information that may be helpful in securing satisfactory settlement or payment arrangements. Collectors are encouraged to attempt to collect the balance in full in one lump sum payment prior to the end of the month. If full payment is not available, the collector will attempt to negotiate a settlement on the balance in the highest amount within the shortest time frame. We maintain settlement guidelines that collectors, supervisors and managers must follow in an effort to maximize recoveries. Exceptions are handled by management on an account by account basis. If the debtor is unable to pay the balance in full or settle within allowed guidelines, monthly installment plans are encouraged in order to have the debtor resume a regular payment habit. Our experience has shown that debtors are more likely to respond to this approach which can result in a payment plan or settlement in full in the future.

      If a collector is unable to establish contact with a debtor, we require the collector to undertake skip tracing procedures to locate, initiate contact and collect from the debtor. Skip tracing efforts are performed at the collector level and by third party information providers on a larger scale. Each collector has access to internal and external information databases that interface with our collection system at the desktop level. In addition, we have several information providers from whom we acquire information that is either systematically or manually validated and used in our collection and location efforts. Using these methods, we periodically refresh and supply updated account information to our collectors to increase contact with debtors.

      If voluntary payments cannot be established with the debtor, we have trained our collectors to identify opportunities to pursue legal action against those debtors with an ability, but not the willingness, to pay. Using our lawsuit guidelines, our collectors recommend debtors for us to commence litigation in an effort to stimulate collections.

Legal Collection Department

      In the event collection has not been obtained through our collection department and the opportunity for legal action is verified through our internal process, we pursue a legal judgment against the debtor. Our legal collection department is comprised of an in-house legal department, including collection attorneys and non-attorney legal collectors, and a legal forwarding department.

      For accounts in states where we have a local presence, and in some cases, adjacent states, we prefer to pursue an in-house legal strategy as it provides us with a greater ability to manage the process. We currently have in-house capability in Michigan, Ohio, Florida, Maryland, Arizona and New Jersey. In each of these states, we have designed our legal policies and procedures to maintain compliance with state and federal laws while pursuing available legal opportunities.

      Our legal forwarding department is organized to address the legal recovery function for accounts principally located in states where we do not have a local or, in some cases, adjacent presence, or for accounts that we believe can be better served by a third party law firm. To that end, we have developed a nationwide network of independent law firms in all 50 states, as well as the District of Columbia, who work for us on a contingent fee basis. The legal forwarding department actively manages and monitors this network.

      Once a judgment is obtained, our legal department pursues voluntary and involuntary collection strategies to secure payment, including wage and bank account garnishments.

Bankruptcy and Probate Recovery Department

      Our bankruptcy and probate recovery department handles bankruptcy and estate probate processing. This department files proofs of claims for recoveries on receivables which are included in consumer bankruptcies filed under Chapter 7 (resulting in liquidation and discharge of a debtor’s debts) and Chapter 13 (resulting in repayment plans based on the financial wherewithal of the debtor) of the U.S. Bankruptcy Code. In addition, this department submits claims against estates involving deceased debtors having assets that may become available to us through a probate claim.

Competition

      The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators that manage their own consumer receivables. These companies may have substantially greater personnel and financial resources than we do. In addition, companies with greater financial resources may elect at a future date to enter the consumer debt collection business.

      Competitive pressures affect the availability and pricing of receivables portfolios, as well as the availability and cost of qualified debt collectors. In addition, some of our competitors may have entered into forward flow contracts under which consumer credit originators have agreed to transfer a steady flow of charged-off receivables to them in the future, which could restrict those credit originators from selling receivables to us.

      We face bidding competition in our acquisition of charged-off consumer receivables. We believe successful bids generally are awarded based on a combination of price, service and relationships with the individual debt sellers. In addition, there continues to be a consolidation of issuers of credit cards, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market and, consequently, could over time, give the remaining sellers increasing market strength in the price and terms of the sale of charged-off credit card accounts.

Technology Platform

      We believe that information technology is critical to our success. Our key systems have been purchased from outside vendors and, with our input, have been tailored to meet our particular business needs. We have a staff of over 25 full time employees who monitor and maintain our information technology and communications structure. Additionally, we believe we have relationships with many of our key vendors that will allow any system failure to be remedied in an expeditious manner. Our centralized data center is in our Warren, Michigan headquarters and all offices are connected to this data center. This provides for one standard system in every one of our offices with all employees accessing the same database.

      We have purchased our collection software and complementary products from Ontario Systems LLC, a leading provider to the collection industry. This software has enabled us to:

•	automate the loading of accounts in order to begin collecting accounts soon after purchase;

•	segment the accounts into dispositions for collection prioritization;

•	access over 25 approved service partners including third party letter production and mailing vendors, credit reporting services and information service providers;

•	interface with an automated dialer to increase the number of contacts with our debtors;

•	connect to a document imaging system to allow each of our employees to view scanned documents on accounts from their workstations while working on an account;

•	limit an employee’s ability to work outside of company guidelines;

•	query the entire database for any purpose which may be used for collection, reporting or other business matters; and

•	establish parameters to comply with federal and state laws.

      Our collection software resides on a Hewlett-Packard® system that was most recently upgraded in August 2003. This platform currently handles our 14 million accounts and is scalable to handle our anticipated growth for up to two years.

      We maintain a Microsoft Windows® 2003 based network that supports our back office functions including time and attendance systems, payroll and MAS200® accounting software.

      In order to minimize the potential for a disaster or other interruption of data or telephone communications that are critical to our business, we have:

•	a back-up server sufficient in size to handle our database in our Wixom, Michigan office;

•	an ability to have inbound phone calls rerouted to other offices;

•	fire suppression systems in our primary and back-up data centers;

•	daily back up of all of our critical applications with the tapes transported offsite to a secure data storage facility by a third party service provider; and

•	data replication in our primary server to preserve data in the event of a failure of a storage drive.

Regulation and Legal Compliance

      Federal and state statutes establish specific guidelines and procedures which debt collectors must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable federal laws and comparable state statutes in all of our recovery activities, even in circumstances in which we may not be specifically subject to these laws. As part of this policy, we monitor our collectors and other activities for compliance with the fair debt collection laws. Our failure to comply with these laws could lead to fines on us and on our collectors and could have a material adverse effect on us in the event and to the extent that they apply to some or all of our recovery activities.

      Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between consumer debt collectors and debtors. Significant federal laws and regulations applicable to our business as a debt collector include the following:

•	Fair Debt Collection Practices Act (FDCPA). This act imposes obligations and restrictions on the practices of consumer debt collectors, including specific restrictions regarding communications with debtors, including the time, place and manner of the communications. This act also gives consumers certain rights, including the right to dispute the validity of their obligations.

•	Fair Credit Reporting Act. This act places requirements on credit information furnishers regarding verification of the accuracy of information provided to consumer credit reporting agencies and requires such information providers to investigate consumer disputes concerning the accuracy of such information. We provide information concerning our accounts to the three major consumer credit reporting agencies, and it is our practice to correctly report this information and to investigate credit reporting disputes in a timely fashion.

•	The Financial Privacy Rule. Promulgated under the Gramm-Leach-Bliley Act, this rule requires that financial institutions, including collection agencies, develop policies to protect the privacy of consumers’ private financial information and provide notices to consumers advising them of their privacy policies. It also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as allowed in connection with our collection efforts, our consumers are not entitled to any opt-out rights under this act. Both this rule and the Safeguards Rule described below are enforced by the Federal Trade

Commission, which has retained exclusive jurisdiction over its enforcement, and does not afford a private cause of action to consumers who may wish to pursue legal action against a financial institution for violations of this act.

•	The Safeguards Rule. Also promulgated under the Gramm-Leach-Bliley Act, this rule specifies that we must safeguard financial information of consumers and have a written security plan setting forth information technology safeguards and the ongoing monitoring of the storage and safeguarding of computerized information.

•	Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House (ACH) system to make electronic funds transfers. All ACH transactions must comply with the rules of the National Automated Check Clearing House Association (NACHA) and Uniform Commercial Code § 3-402. This act, the NACHA regulations and the Uniform Commercial Code give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction.

•	Telephone Consumer Protection Act. In the process of collecting accounts, we use automated dialers to place calls to consumers. This act and similar state laws place certain restrictions on telemarketers and users of automated dialing equipment who place telephone calls to consumers.

•	Health Insurance Portability and Accountability Act (HIPAA). This act requires that health care institutions provide safeguards to protect the privacy of consumers’ health care information. As a debt buyer collecting on medical debt we are considered a business associate to the healthcare institutions and are required to abide by HIPAA. We have a dedicated subsidiary called Med-Fi Acceptance, LLC which directly holds all of our medical receivables.

•	U.S. Bankruptcy Code. In order to prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions.

      Additionally, there are state statutes and regulations comparable to the above federal laws and other state-specific licensing requirements which affect our operations. State laws may also limit interest rates and fees, as well as the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts.

      Although we are not a credit originator, some of these laws directed toward credit originators may occasionally affect our operations because our receivables were originated through credit transactions, such as the following laws, which apply principally to credit originators:

•	Truth in Lending Act;

•	Fair Credit Billing Act;

•	Equal Credit Opportunity Act; and

•	Retail Installment Sales Act.

      Federal laws which regulate credit originators require, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts. Consumers are entitled under current laws to have payments and credits applied to their accounts promptly, to receive prescribed notices, and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. These laws, among others, may give consumers a legal cause of action against us, or may limit our ability to recover amounts due on an account, whether or not we committed any wrongful act or omission in connection with the account. If the credit originator fails to comply with applicable statutes, rules and regulations, it could create claims and rights for consumers that could reduce or eliminate their obligations to repay the account, and have a possible material adverse effect on us. Accordingly, typically when we acquire charged-off consumer receivables, we contractually require credit originators to indemnify us against certain losses that may result from their failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us.

      The U.S. Congress and several states have enacted legislation concerning identity theft. Some of these provisions place restrictions on our ability to report information concerning receivables, which may be subject to identity theft, to consumer credit reporting agencies. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the recovery on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted, as well as changes to or interpretations of existing consumer protection and privacy protection laws, may adversely affect our ability to recover the receivables. In addition, our failure to comply with these requirements could adversely affect our ability to recover the receivables.

      It is possible that some of the receivables were established as a result of identity theft or unauthorized use of a credit card. In such cases, we would not be able to recover the amount of the charged-off consumer receivables. As a purchaser of charged-off consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. Most of our account purchase contracts allow us to return to the credit originators certain charged-off consumer receivables that may not be collectible due to these and other circumstances. Upon return, the credit originators are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit to some extent our losses on such accounts.

Employees

      As of December 31, 2003, we employed 1,490 total associates, including 1,395 persons on a full-time basis and 95 on a part-time basis. Collectors included 845 full-time and 25 part-time collectors, and 52 full-time and four part-time legal collectors (excluding our attorneys). None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Training

      We provide a comprehensive training program for our new and existing employees. Our training includes several learning approaches, including lecture, classroom discussion and discovery, role-playing, computer-aided learning and CD-ROM modules. We also use our e-mail system and newsletters to address on-going training issues.

      Each new collector is required to complete a four-week training program. During the first two weeks, the new employees complete training modules through classroom learning, hands-on learning and role-playing. The first week includes structured learning of our collection software and information technology tools, federal and state collection laws (with particular emphasis on the FDCPA and the Fair Credit Reporting Act), telephone collection techniques and core company policies, procedures and practices. The second week continues the structured learning of the first week and is supplemented by supervised telephone collection calls.

      During weeks three and four, the new hire class is formed as a collection team, with a trainer as supervisor. Production goals are established and collection calls are made and supervised. During the day, instruction and guidance is shared with the new associate to improve productivity. Each day includes a debriefing of the day’s activities and challenges. Solutions are discussed. Role-playing is used to enhance collection and organization skills.

      Each new legal collector is required to complete a four-week training program. The first week of training is the same for legal collectors as it is for collectors. The second week of training focuses on legal processes and procedures and also includes supervised collection calls. Weeks three and four include closely supervised implementation of assigned duties.

      Our training is not limited to new collectors. Each year all collectors are tested on their knowledge of the FDCPA and other applicable federal laws. Collectors not achieving our minimum standards are required to complete an FDCPA review course and are then retested. In addition, annual supplemental instruction in the FDCPA and collection techniques is provided to all our collection associates.

      After the initial training period, selected collection associates may also be assigned to a closely supervised team for a period of several weeks. The goal is to assist them in improving their collection skills and return them to standard collections teams.

Forward Looking Statements and Risk Factors

      Certain statements made in this report could be construed to be forward-looking statements within the meaning given in the Securities Exchange Act of 1934. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. In addition, we, or persons acting on our behalf, may from time to time publish or communicate other items that could also be construed to be forward looking statements. Statements of this sort are or will be based on our estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward looking statements.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include the following.

We may not be able to purchase charged-off consumer receivables at appropriate prices, and a decrease in our ability to purchase portfolios of receivables could adversely affect our ability to generate revenue.

      If we are unable to purchase charged-off consumer receivables from credit originators in sufficient face value amounts at appropriate prices, our business may be harmed. The availability of portfolios of consumer receivables at prices which generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including:

•	continued growth in the levels of consumer obligations;

•	continued growth in the number of industries selling charged-off consumer receivables portfolios;

•	continued sales of charged-off consumer receivables portfolios by credit originators;

•	competitive factors affecting potential purchasers and credit originators of charged-off receivables, including the number of firms engaged in the collection business and the capitalization of those firms, that may cause an increase in the price we are willing to pay for portfolios of charged-off consumer receivables or cause us to overpay for portfolios of charged-off consumer receivables;

•	our ability to purchase portfolios in industries in which we have little or no experience with the resulting risk of lower returns if we do not successfully purchase and collect these receivables; and

•	continued growth in the levels of credit being extended by credit originators.

      Because of the length of time involved in collecting charged-off consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.

      We have entered into two forward-flow contracts during the first quarter of 2004. These contracts commit a debt seller to sell a steady flow of charged-off receivables to us and commit us to purchase receivables for a fixed percentage of the face amount. Consequently, our results of operations could be negatively impacted if the fixed percentage is in excess of the appropriate market value. We have entered into such contracts in the past and will do so in the future depending on market conditions. To the extent our competition enters into forward-flow contracts, the pool of portfolios available for purchase is diminished.

We may not be able to continue to acquire charged-off consumer receivables in sufficient amounts to operate efficiently and profitably.

      To operate profitably, we must continually acquire and service a sufficient amount of charged-off consumer receivables to generate cash collections that exceed our expenses. Fixed costs, such as salaries and lease or other facility costs, constitute a significant portion of our overhead and, if we do not continue to acquire charged-off consumer receivables portfolios, we may have to reduce the number of our collection personnel. We would then have to rehire collection staff as we obtain additional charged-off consumer receivables portfolios. These practices could lead to:

•	low employee morale;

•	fewer experienced employees;

•	higher training costs;

•	disruptions in our operations;

•	loss of efficiency; and

•	excess costs associated with unused space in our facilities.

We may not be able to collect sufficient amounts on our charged-off consumer receivables which would adversely affect our results of operations.

      Our business consists of acquiring and collecting receivables that consumers have failed to pay and that the credit originator has deemed uncollectible and has charged-off. The credit originators or other debt sellers generally make numerous attempts to recover on their charged-off consumer receivables before we purchase such receivables, often using a combination of in-house recovery efforts and third party collection agencies. Since there have been multiple efforts to collect on these portfolios of charged-off consumer receivables before we attempt to collect them (three or more efforts on more than 50% of the face value of our portfolios), our attempts to collect on these portfolios may not be successful. Therefore, we may not collect a sufficient amount to cover our investment associated with purchasing the charged-off consumer receivables portfolios and the costs of running our business which would adversely affect our results of operations. There can be no assurance that our ability to make collections in the future will be comparable to our success in making collections in the past.

We experience high turnover rates for our collectors and we may not be able to hire and retain enough sufficiently trained collectors to support our operations.

      Our ability to collect on new and existing portfolios and to acquire new portfolios is substantially dependent on our ability to hire and retain qualified collectors. The consumer accounts receivable management industry is labor intensive and, similar to other companies in our industry, we experience a high rate of employee turnover at the collector level. For 2003, our annual turnover rate was 55.3%, and our collection department employee turnover rate was 70.7%. Based on our experience, collectors who have been with us for more than one year are generally more productive than collectors who have been with us for under one year. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire, train and, in particular, retain new collectors. In addition, we believe the level of training we provide to our employees makes our employees attractive to other collection companies, which may attempt to recruit them. A higher turnover rate among our collectors will increase our recruiting and training costs, may require us to increase employee compensation levels and will limit the number of experienced collection personnel available to service our charged-off consumer receivables. If this were to occur, we would not be able to service our charged-off consumer receivables effectively and this would reduce our ability to grow and operate profitability.

We face intense competition that could impair our ability to grow and achieve our goals.

      The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators and other owners of debt that manage their own charged-off consumer receivables. These companies may have substantially greater personnel and financial resources than we do. Furthermore, during the past year some of our competitors have completed public offerings of common stock, the proceeds from which may be used, at least in part, to fund expansion and to increase their number of charged-off portfolio purchases. In addition, companies with greater financial resources than we have may elect at a future date to enter the consumer debt collection business. Competitive pressures affect the availability and pricing of receivables portfolios as well as the availability and cost of qualified debt collectors. In addition, some of our competitors may have signed forward flow contracts under which consumer credit originators have agreed to transfer a steady flow of charged-off receivables to them in the future, which could restrict those credit originators from selling receivables to us.

      We face bidding competition in our acquisition of charged-off consumer receivables portfolios. We believe successful bids generally are awarded based on a combination of price, service and relationships with the debt sellers. Some of our current competitors, and possible new competitors, may have more effective pricing and collection models, greater adaptability to changing market needs and more established relationships in our industry than we have. Moreover, our competitors may elect to pay prices for portfolios that we determine are not reasonable and, in that event, our volume of portfolio purchases may be diminished. There can be no assurance that our existing or potential sources will continue to sell their charged-off consumer receivables at recent levels or at all, or that we will continue to offer competitive bids for charged-off consumer receivables portfolios. In addition, there continues to be a consolidation of issuers of credit cards, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market and, consequently, could over time, give the remaining sellers increasing market strength in the price and terms of the sale of charged-off credit card accounts.

      If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to portfolios of charged-off consumer receivables in sufficient face-value amounts at appropriate prices. As a result, we may experience reduced profitability which, in turn, may impair our ability to grow and achieve our goals.

Our growth strategy includes acquiring charged-off receivables portfolios in industries in which we have little or no experience. If we do not successfully acquire and collect on these portfolios, revenue growth may slow and our results of operations may be materially and adversely affected.

      We intend to acquire portfolios of charged-off consumer receivables in industries in which we have little or no experience, such as telecommunications and health care. Some of these industries may have specific regulatory restrictions with which we have no experience. We may not be successful in consummating any acquisitions of receivables in these industries and our limited experience in these industries may impair our ability to effectively and efficiently collect on these portfolios. Furthermore, we need to develop appropriate pricing models for these markets and there is no assurance that we will do so effectively. This may cause us to overpay for these portfolios, and consequently, our profitability may suffer as a result of these portfolio acquisitions.

Our strategy includes the opening of new call centers in selected locations through the acquisition of assets and the training and integration of existing collectors into our business. If we do not successfully acquire assets and train and integrate new collectors into our business, our results of operations could be negatively affected.

      In the past, we have opened new call centers in selected locations through the acquisition of assets of businesses and through the training and integration of the collectors employed by these businesses. We have experienced higher collection recoveries in states in which we have a local or relatively close presence. Over the past two years, we have acquired selected assets from debt collection businesses located in White Marsh, Maryland, San Antonio, Texas, Phoenix, Arizona and Chicago, Illinois and, as a result, approximately 260 employees initially were hired from these businesses, trained by us and integrated into our business. These, and any future acquisitions we make, will be accompanied by the risks encountered in acquisitions of this type which include the difficulty and expense of training new collectors and the loss of productivity due to the diversion of our management’s attention. If we do not successfully open new call centers in selected locations and train and integrate new collectors, it could adversely affect the growth of our business and negatively impact our operating results.

Historical operating results and quarterly cash collections may not be indicative of future performance.

      Our total revenues and our pro forma net income both have grown at an average annual rate in excess of 50% from 1998 through 2003. We do not expect to achieve the same growth rates in future periods. Therefore, our future operating results may not reflect past performance.

      In addition, our business depends on the ability to collect on our portfolios of charged-off consumer receivables. Collections within portfolios tend to be seasonally higher in the first and second quarters of the year, due to consumers’ receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year, due to consumers’ spending in connection with summer vacations, the holiday season and other factors. Our historical growth in purchased portfolios and in our resultant quarterly cash collections has helped to minimize the effect of seasonal cash collections. Operating expenses are seasonally higher during the first and second quarters of the year due to expenses necessary to process the increase in cash collections. However, revenue recognized is relatively level due to the application of the interest method for revenue recognition. In addition, our operating results may be affected to a lesser extent by the timing of purchases of portfolios of charged-off consumer receivables due to the initial costs associated with purchasing and integrating these receivables into our system. Consequently, income and margins may fluctuate quarter to quarter. If the pace of our growth slows, our quarterly cash collections and operating results may become increasingly subject to fluctuation.

We account for purchased receivable revenues using the interest method of accounting in accordance with Generally Accepted Accounting Principles which requires making accurate estimates of the timing and amount of future cash collections. If the timing and actual amount recovered by us is materially lower than our estimates, it may cause us to lower our yield or recognize impairments which could negatively impact our earnings.

      We currently use Accounting Standards Executive Committee Practice Bulletin 6 (PB6) for purposes of recording purchased receivables revenue in accordance with Generally Accepted Accounting Principles. PB6 provides guidance in accounting for loans purchased at a discount from their face value. This methodology requires us to make estimates of future cash flows on a portfolio by portfolio basis. The relevant factors in computing the cash flow are the timing and amount of cash to be received. Revenue is recognized over the period of the purchased receivables’ anticipated cash flow using the resulting yield. The timing and actual amount recovered by us may be materially lower than our estimates. If this were to happen, it may cause us to lower the yield or recognize impairments which could negatively impact our earnings.

Our collections may decrease if bankruptcy filings increase or if bankruptcy laws change.

      During times of economic recession, the amount of charged-off consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor’s assets are sold to repay creditors, but since the charged-off consumer receivables we are attempting to collect are generally unsecured or secured on a second or third priority basis, we often would not be able to collect on those receivables. Our collections may decline with an increase in bankruptcy filings or if the bankruptcy laws change in a manner adverse to our business. If our actual collections are significantly lower than we projected, our financial condition and results of operations could be materially adversely affected.

Failure to effectively manage our growth could adversely affect our business and operating results.

      We have expanded significantly over our history and we intend to continue to grow. However, any future growth will place additional demands on our resources and we cannot be sure that we will be able to manage our growth effectively. In order to successfully manage our growth, we may need to:

•	expand and enhance our administrative infrastructure;

•	improve our management, regulatory compliance and financial and information systems and controls;

•	open new call centers in select locations through the acquisition of selected assets and the development of new sites; and

•	recruit, train, manage and retain our employees effectively.

      Continued growth could place a strain on our management, operations and financial resources. We cannot assure you that our infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our results of operations may be adversely affected.

We are dependent on our management team for the adoption and implementation of our strategies and the loss of their services could have a material adverse effect on our business.

      Our future success depends on the continued ability to recruit, hire, retain and motivate highly skilled managerial personnel. The continued growth and success of our business is particularly dependent upon the continued services of our executive officers and other key personnel, including Rufus H. Reitzel, Jr., our Chairman, Nathaniel F. Bradley IV, our President and Chief Executive Officer, and Mark A. Redman, our Vice President-Finance and Chief Financial Officer, who have been integral to the development of our business. We cannot guarantee that we will be able to retain these individuals. Our performance also depends on our ability to retain and motivate other officers and key employees. The loss of the services of one or more of our executive officers or other key employees could disrupt our operations and seriously impair our ability to continue to acquire or collect on portfolios of charged-off consumer receivables and to manage and expand our business. We have employment agreements with each of Messrs. Reitzel, Bradley and Redman. However, these agreements do not and will not assure the continued services of these officers. We do not maintain key person life insurance policies for our executive officers or key personnel.

Our ability to recover on our charged-off consumer receivables may be limited under federal and state laws.

      Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors. Federal and state laws may limit our ability to recover on our charged-off consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit card issuers may preclude us from collecting on charged-off consumer receivables we purchase if the credit card issuer previously failed to comply with applicable law in generating or servicing those receivables. Additional consumer protection and privacy protection laws may be enacted that would impose additional or more stringent requirements on the enforcement of and collection on consumer receivables.

      Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our charged-off consumer receivables portfolios and may have a material adverse effect on our business and results of operations. In addition, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of consumer receivables. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our charged-off consumer receivables portfolios, which could reduce our profitability and harm our business.

Our growth strategy may, to a limited extent, include the acquisition of portfolios in selected countries located outside of the United States. If we expand our operations outside of the United States, our international acquisitions subject us to risks that could have a material adverse effect on our business.

      We may, to a limited extent, pursue the acquisition of portfolios of charged-off consumer receivables from credit originators or collection companies located outside the United States. If our operations expand internationally, we will be subject to the risks of conducting business outside the United States, including:

•	a greater difficulty in managing collection operations globally;

•	compliance with multiple and potentially conflicting regulatory requirements;

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions; and

•	changes in tax laws.

      There can be no assurance that the acquisition of portfolios of charged-off consumer receivables from locations outside of the United States will produce desired levels of net revenues or profitability, or that we will be able to comply with the requisite government regulations. In addition, compliance with these government regulations may also subject us to additional fees, costs and licenses. The expansion of our operations overseas could have a material adverse effect on our business and results of operations.

Our operations could suffer from telecommunications or technology downtime.

      Our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty or operating malfunction (including outside influences such as computer viruses), could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our collection activities. Any failure of our information systems or software and their backup systems would interrupt our business operations and harm our business. In addition, we rely significantly on Ontario Systems LLC for the software used in operating our technology platform. Our business operations would be disrupted and our results of operations may be harmed if they were to cease operations or significantly reduce their support to us.

Our access to capital through our line of credit is critical to our ability to continue to grow. If our line of credit is materially reduced or terminated and if we are unable to replace it on favorable terms, our revenue growth may slow and our results of operations may be materially and adversely affected.

      We believe that our access to capital through our line of credit, on what we believe to be relatively favorable terms for our industry, has been critical to our ability to grow. We currently maintain a $100.0 million line of credit that expires May 2007. Our financial strength has increased our ability to make portfolio purchases and we believe it has also enhanced our credibility with sellers of debt who are interested in dealing with firms possessing the financial wherewithal to consummate a transaction. If our line of credit is materially reduced or terminated as a result of noncompliance with a covenant or other event of default and if we are unable to replace it on relatively favorable terms, our revenue growth may slow and our results of operations may be materially and adversely affected.

Item 2.	Properties

      Our principal executive offices, consisting of three adjacent buildings totaling approximately 70,000 square feet, are located in Warren, Michigan under leases expiring on August 31, 2004. On October 31, 2003, we entered into a lease for a new building in Warren, Michigan with 200,000 square feet for our headquarters at the expiration of the leases on the current headquarters. The term of the lease is 120 months and is expected to commence on or about September 1, 2004.

      The following table provides information relating to our principal operations facilities as of March 1, 2004.

	Approximate
Location	Square Footage	Lease Expiration Date	Use

Phoenix, Arizona	71,000	April 1, 2010	Call center, with collections and legal collections

Riverview, Florida	52,280	April 30, 2009	Call center, with collections and legal collections

Chicago, Illinois	5,300	October 31, 2004	Call center, with collections

White Marsh, Maryland	22,800	September 30, 2007	Call center, with collections and legal collections

Warren, Michigan	70,000	August 31, 2004	Principal executive offices and call center, with collections and legal collections

Wixom, Michigan	48,000	May 31, 2008	Call center, with collections

Pennsville, New Jersey(1)	—	Month-to-month	Legal collections

Brooklyn Heights, Ohio	22,600	September 30, 2006	Call center, with collections and legal collections

San Antonio, Texas	27,300	June 30, 2008	Call center, with collections

(1)	We lease a single office within an independent law firm’s office at this location.

      We believe that our existing facilities are sufficient to meet our current needs and that suitable additional or alternative space will be available on a commercially reasonable basis. Our $100.0 million line of credit is secured by a first priority lien on all of our assets.

Item 3.	Legal Proceedings

      In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. Currently, we are not named in any class action lawsuits in which an underlying class has been certified. However, as of March 1, 2004, we are named in six purported class action lawsuits in which the underlying classes have not been certified. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.

      We are not a party to any material legal proceedings. However, we expect to continue to initiate collection lawsuits as part of the ordinary course of our business (resulting occasionally in countersuits against us) and we may, from time to time, become a party to various other legal proceedings arising in the ordinary course of our business.

Item 4.	Submission of Matters to a Vote of Securities Holders

      Asset Acceptance Capital Corp. did not have any shareholders until February 4, 2004. As a result, no matters were submitted to security holders during the quarter ended December 31, 2003.

Supplemental Item. Executive Officers of the Company

      The following table sets forth information regarding our executive officers, their ages, and the position as of March 1, 2004.

Name	Age	Position

Rufus H. Reitzel, Jr.	69	Chairman
Nathaniel F. Bradley IV	47	President and Chief Executive Officer;
Mark A. Redman	42	Vice President-Finance, Chief Financial Officer, Secretary and Treasurer
Phillip L. Allen	45	Vice President-Operations
Diane Kondrat	45	Vice President-Legal Collections
Deborah Everly	31	Vice President-Marketing & Acquisitions
Donald O’Neill	40	Vice President-Collections
Michael T. Homant	39	Vice President-Information Technology
Thomas Good	44	General Counsel

      Rufus H. Reitzel, Jr., Chairman; Director — Mr. Reitzel founded Lee Acceptance Company in 1962. He and Mr. Bradley co-founded Asset Acceptance Corp. in 1994 to continue the business of the successors to Lee Acceptance Company. Mr. Reitzel served as Chief Executive Officer of our company and its predecessor companies from 1962 to June 2003 when he became Chairman.

      Nathaniel F. Bradley, IV, President and Chief Executive Officer; Director — Mr. Bradley joined Lee Acceptance Company in 1979 and co-founded Asset Acceptance Corp. in 1994 with Mr. Reitzel. Mr. Bradley served as Vice President of our predecessor from 1982 to 1994 and was promoted to President of Asset Acceptance Corp., in 1994. He was named our Chief Executive Officer in June 2003.

      Mark A. Redman, Vice President-Finance, Chief Financial Officer, Secretary and Treasurer — Mr. Redman joined Asset Acceptance Corp. in January 1998 as Vice President-Finance, Secretary and Treasurer. Mr. Redman was appointed as our Chief Financial Officer in May 2002. Prior to joining us, Mr. Redman worked in public accounting for 13 years, the last 11 years at BDO Seidman, LLP, Troy, Michigan, serving as a Partner in the firm from July 1996 to December 1997. Mr. Redman is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants.

      Phillip L. Allen, Vice President-Operations — Mr. Allen joined Asset Acceptance Corp. as Vice President-Operations in 1996. Prior to joining us, Mr. Allen held a variety of positions in the consumer credit industry including with Household Finance and Household Retail Services from 1985 to 1991 and with Winkelman’s Stores from 1992 to 1996.

      Diane Kondrat, Vice President-Legal Collections — Ms. Kondrat joined Lee Acceptance Corp., in 1991. In 1993, Ms. Kondrat became Manager of our Legal Recovery Department and, in 1997, was named Assistant Vice President. In 1998, she was promoted to her current position of Vice President-Legal Collections. Ms. Kondrat has been in the credit industry since 1976.

      Deborah Everly, Vice President-Marketing & Acquisitions — Ms. Everly joined Asset Acceptance Corp. in 1995. Ms. Everly was named our Director of Marketing & Acquisitions in 1996 and promoted to Assistant Vice President in 1997. In 1998 she was promoted again, this time to Vice President-Marketing & Acquisitions. Ms. Everly has been in the accounts receivable management industry since 1991.

      Donald O’Neill, Vice President-Collections — Mr. O’Neill joined Asset Acceptance Corp., in 2000 as Assistant Vice President-Non-Legal Collections, was promoted to Vice President-Non-Legal Collections in 2002 and to Vice President-Collections in October 2003. Mr. O’Neill previously served as Vice President of First Performance, a contingent collection agency, from 1998 until he joined us in 2000. Mr. O’Neill has been in the consumer credit industry since 1985.

      Michael T. Homant, Vice President-Information Technology — Mr. Homant joined our subsidiary, Asset Acceptance, LLC, in June 2003 as Vice President-Information Technology. Mr. Homant previously served as the President (from 1999 to May 2003) and Chief Financial Officer (from 1997 to 1999) of Comprehensive Receivables Group, Inc. Prior to joining CRG, Mr. Homant spent six years in the information technology function of William Beaumont Hospital, Royal Oak, Michigan.

      Thomas Good, General Counsel — Mr. Good joined the Company in February 2004 as General Counsel. Mr. Good previously served as Operations Counsel for General Electric Capital Corporation from 2002 to 2003. Prior to joining General Electric Capital Corporation, Mr. Good was Assistant Chief Counsel for John Deere Credit in Johnston, Iowa from 1997 until 2002. Mr. Good has been representing clients in the credit industry for 20 years.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      (a) Our common stock, $0.01 par value, began trading on The Nasdaq National Market under the symbol “AACC” on February 5, 2004.

      (b) As of February 5, 2004, there were approximately 14 stockholders of record and approximately 2,063 beneficial holders.

      (c) Asset Acceptance Capital Corp. has never paid any dividends on its common stock. We anticipate that we will retain any future earnings for the operation and development of our business. Accordingly, we do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors consider relevant. Our line of credit limits our ability to pay dividends.

      (d) The following table contains information about our securities that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2003:

Number of Securities
Remaining Available
	Number of		For Future Issuance
	Securities to be	Weighted Average	Under Equity
	Issued upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding	Outstanding	(Excluding Outstanding
	Options, Warrants	Options, Warrants	Options, Warrants
Plan Category	and Rights	and Rights	And Rights)

Equity Compensation Plans Approved by Shareholders	—	—	—
Equity Compensation Plans and Agreements not Approved by Shareholders(1)	1,200,638	$1.58	799,362

(1)	Included in this Plan Category is the Asset Acceptance Holdings LLC Year 2002 Share Appreciation Rights Plan. Pursuant to the terms of the Plan, Asset Acceptance Holdings LLC granted to approximately 60 employees share appreciation rights which entitled the holder to receive compensation under certain circumstances based on an appreciation of the value of Asset Acceptance Holdings LLC. The plan allowed for up to 2,000,000 share appreciation rights to be issued. In connection with the consummation of our initial public offering, we exercised our right to vest 100% of the share appreciation rights held by the holders which resulted in our payment of $18.4 million dollars for the applicable withholding taxes due by the holders and the issuance of 1,776,826 unregistered shares of our common stock to the holders. A compensation charge of approximately $45 million ($28.2 million on an after-tax basis) related to the vesting of the share appreciation rights will be recorded during the first quarter of 2004.

      (e) In the three years preceding the filing of this Form 10-K, we issued the following securities that were not registered under the Securities Act:

•	On September 30, 2002, Asset Acceptance Holdings LLC was formed for the purpose of consummating an equity recapitalization with AAC Investors, Inc., a Virginia corporation. In connection with the consummation of the recapitalization transaction, AAC Investors, Inc. received 60% of the equity membership interests in Asset Acceptance Holdings LLC. Consumer Credit Corp., and RBR Holding Corp., received $250,000 and 1% of the equity membership interests of Asset Acceptance Holdings LLC, and $45,550,000 and 39% of the equity membership interests of Asset Acceptance Holdings LLC, respectively. In January 2003, Consumer Credit Corp. was merged with and into RBR Credit Corp. This issuance was effected pursuant to the registration exemption afforded by Section 4(2) of the Securities Act.

•	On September 30, 2002, Asset Acceptance Holdings LLC adopted the Year 2002 Share Appreciation Rights Plan pursuant to which approximately 60 employees were granted share appreciation rights entitling the holder to receive compensation under certain circumstances for an appreciation in the value of Asset Acceptance Holdings LLC. The share appreciation rights are subject to vesting and payment restrictions based upon term of the holder’s employment with Asset Acceptance Holdings LLC and the rights may be forfeited or reduced in value upon the termination of rights holder’s employment. In connection with the consummation of our initial public offering, Asset Acceptance Holdings LLC exercised its right to vest 100% of the share appreciation rights held by the holders which, resulted in the issuance of 1,776,826 unregistered shares of the common stock of Asset Acceptance Capital Corp. to the holders as payment for a portion of the purchase price for these rights. This issuance was effected pursuant to the registration exemption afforded by Rule 701 and/or Section 4(2) of the Securities Act.

•	On February 4, 2004, pursuant to a Share Exchange Agreement entered into on October 24, 2003, all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp., which held 60% and 40% ownership interests in Asset Acceptance Holdings LLC, respectively, were contributed to Asset Acceptance Capital Corp. in exchange for all of the shares of common stock of Asset Acceptance Capital Corp. A total of 28,448,449 shares were issued to the stockholders of AAC Investors, Inc. and RBR Holding Corp., with 16,004,017 shares and 12,444,432 shares issued to the stockholders of AAC Investors, Inc. and the stockholders of RBR Holding Corp., respectively. The issuance was effected pursuant to the registration exemption afforded by Regulation D and/or Section 4(2) of the Securities Act.

      No underwriters were involved in the foregoing sales of securities. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

      (f) The effective date of the Company’s registration statement (Registration No. 333- 109987) filed on Form S-1 relating to its initial public offering of common stock was February 4, 2004. In its initial public offering, the Company sold 7,000,000 shares of common stock at a price of $15.00 per share and a trust controlled by Rufus H. Reitzel, Jr., the selling stockholder, sold 1,050,000 shares of common stock at a price of $15.00 per share. The Company’s initial public offering was managed on behalf of the underwriters by Bear, Stearns & Co. Inc. The offering commenced on February 5, 2004 and closed on February 10, 2004. Gross proceeds to the Company from its initial public offering totaled $105.0 million, of which approximately $8.5 million was utilized to pay underwriting commissions, legal fees, accounting fees, printing fees and The Nasdaq National Market filing fees. Net proceeds to the Company from its initial public offering totaled $96.5 million. Of the $96.5 million in net proceeds, $38.1 million has been used to pay outstanding bank indebtedness, $40.0 million has been used to pay indebtedness to a principal stockholder, and $18.4 million has been used to pay certain withholding taxes on behalf of holders of share appreciation rights previously granted by Asset Acceptance Holdings LLC which vested upon the consummation of the initial public offering of the Company.

Item 6.	Selected Financial Data

      The following selected consolidated financial data includes the results of operations of the following companies for the indicated periods:

•	From January 1, 1999 through December 31, 1999, collectively to our predecessors, Asset Acceptance Corp., Financial Credit Corp., CFC Financial Corp., Consumer Credit Corp. and Lee Acceptance Corp., with each of these corporations treated as an S corporation for income tax purposes (except for Lee Acceptance Corp. which was treated as a C corporation for income tax purposes). Each of these corporations are collectively referred to in our financial statements and in the following selected consolidated financial data as the “predecessor”.

•	From January 1, 2000 through September 30, 2002, collectively to our predecessors, AAC Holding Corp. and its subsidiaries, Consumer Credit Corp. and Lee Acceptance Corp., with each of these corporations treated as an S corporation for income tax purposes (except for Lee Acceptance Corp. which was treated as a C corporation for income tax purposes). Each of these corporations are collectively referred to in our financial statements and in the following selected consolidated financial data as the “predecessor”.

•	From October 1, 2002 through December 31, 2003, to Asset Acceptance Capital Corp., including its wholly-owned subsidiaries, AAC Investors, Inc. and RBR Holding Corp., and its indirect wholly-owned subsidiary, Asset Acceptance Holdings LLC and its subsidiaries, with these companies referred to collectively in our financial statements and in the following selected consolidated financial data as the “successor”.

      The following selected consolidated statement of income data of the predecessor for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002 and the related selected consolidated financial position data as of December 31, 2000 and 2001 and September 30, 2002 and the selected consolidated statement of income data of the successor for the three months ended December 31, 2002 and the year ended December 31, 2003 and the related selected consolidated financial position data as of December 31, 2002 and December 31, 2003 have been derived from our consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors, and that are included elsewhere in this report.

      As a result of the foregoing, the following selected consolidated statement of income data for the year ended December 31, 2002 consists of the predecessor for the nine months ended September 30, 2002 and the successor for the three months ended December 31, 2002, with this referred to as “combined”.

      The following selected consolidated statement of income data for the years ended December 31, 1999 and the selected consolidated financial position data as of December 31, 1999 have been derived from our unaudited consolidated financial statements.

      On February 4, 2004, all of the shares of the capital stock of AAC Investors, Inc. and AAC Holding Corp. (which changed its name to RBR Holding Corp. in October 2002), which held 60% and 40% ownership interests in Asset Acceptance Holdings LLC, respectively, were contributed to Asset Acceptance Capital Corp. in exchange for all of the shares of the common stock of Asset Acceptance Capital Corp. As a result of this Reorganization, Asset Acceptance Holdings LLC and its subsidiaries became indirect wholly-owned subsidiaries of Asset Acceptance Capital Corp. The information included in the selected financial data gives effect to the

Reorganization as of October 1, 2002. For more detailed information about our corporate history and this Reorganization, see “Item 1. Business — History and Reorganization”.

	Predecessor			Combined	Successor

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues
Purchased receivable revenues	$25,767	$36,667	$61,412	$100,004	$159,628
Gain on sale of purchased receivables	74	130	250	326	—
Finance contract revenues	349	214	354	411	565

Total revenues	26,190	37,011	62,016	100,741	160,193

Expenses
Salaries and benefits	7,771	11,769	20,485	33,438	51,296
Collections expense	7,634	10,951	16,372	26,051	43,656
Occupancy	735	1,135	1,590	3,064	4,633
Administrative	858	980	1,511	2,682	3,259
Depreciation	330	555	923	1,910	2,572
Loss on disposal of equipment	1	49	12	198	4

Total operating expenses	17,329	25,439	40,893	67,343	105,420

Income from operations	8,861	11,572	21,123	33,398	54,773
Net interest expense	1,391	2,047	2,229	3,427	7,195
Other expense (income)	—	—	(11)	423	(448)

Income before income taxes	7,470	9,525	18,905	29,548	48,026
Income taxes	—	—	—	1,624	10,283

Net income(1)	$7,470	$9,525	$18,905	$27,924	$37,743

Pro forma income taxes(2)	$2,541	$3,292	$6,745	$11,038	$17,914
Pro forma net income(2)	$4,929	$6,233	$12,160	$18,510	$30,112
Pro forma net income per share basic(3)	$0.17	$0.22	$0.43	$0.65	$1.06
Pro forma weighted average shares basic(3)	28,448	28,448	28,448	28,448	28,448
Pro forma net income per share diluted(3)	$0.17	$0.22	$0.43	$0.65	$1.06
Pro forma weighted average shares diluted(3)	28,448	28,448	28,448	28,448	28,448

	Predecessor			Successor

	As of December 31,

	1999	2000	2001	2002	2003

	(In thousands)
FINANCIAL POSITION DATA:
Cash and cash equivalents	$991	$1,467	$1,576	$2,281	$5,499
Purchased receivables	34,692	47,963	81,726	133,337	183,720
Total assets	38,455	52,817	88,520	151,277	207,110
Total debt, including capital lease obligations	18,932	23,346	39,015	103,192	112,729
Total stockholders’ equity	18,973	28,482	47,453	41,644	74,383

	Predecessor			Combined	Successor

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except percentages)
OPERATING AND OTHER FINANCIAL DATA:
Cash collections for period	$29,047	$44,006	$71,068	$120,540	$197,819
Operating expenses to cash collections	59.7%	57.8%	57.5%	55.9%	53.3%
Acquisitions of purchased receivables at cost	$13,275	$21,988	$47,693	$73,684	$89,586
Acquisitions of purchased receivables at face value	$468,947	$1,226,761	$2,942,421	$5,215,662	$4,235,319

(1)	Net income for Asset Acceptance Capital Corp. includes income tax expense on only 60% of pretax income, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Prior to October 1, 2002, no income tax expense was incurred as our predecessor was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns.

(2)	For comparison purposes we have presented pro forma net income which is net income adjusted for pro forma income taxes assuming all entities had been a C corporation for all periods presented.

(3)	Pro forma net income per share and pro forma weighted average shares assumes completion of the Reorganization as if the Reorganization had occurred at the beginning of the periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis may contain forward looking statements. Please see “Item 1. Business — Forward Looking Statements and Risk Factors”.

Overview

      We are a leading purchaser and collector of charged-off consumer receivables in the United States. We purchase defaulted or charged-off accounts receivable portfolios from consumer credit originators and from other holders of consumer debt generally at significant discounts to the original face values. Through these purchases, we acquire the rights to the unrecovered balances owed by the individual consumers and, utilizing our collection procedures, seek to collect three or more times the original purchase price for the debt over the life of the portfolio.

Industry Overview

      The accounts receivable management industry is growing, driven by a number of industry trends, including:

•	Increasing levels of consumer debt obligations — According to the U.S. Federal Reserve Board, the consumer credit industry increased from $133.7 billion of consumer debt obligations in 1970 to $1.8 trillion of consumer debt obligations in June 2003, a compound annual growth rate of 8.0%. The Nilson Report projects that this market will increase to $2.8 trillion by 2010.

•	Increasing charge-offs of the underlying receivables — According to The Nilson Report, net charge-offs of credit card debt have increased from $8.2 billion in 1990 to $51.1 billion in 2002. The Nilson Report is forecasting an increase in the net charge-offs to $86.7 billion in 2010.

•	Increasing types of credit originators accessing the debt sale market — According to The Nilson Report, the market for purchased debt has increased from $6.0 billion in 1993 to $72.1 billion in 2002 and 85% of sales were comprised of charged-off credit card debt in 1997 compared to 64% in 2002. Sellers of charged-off portfolios have expanded to include healthcare, utility and telecommunications providers, commercial banks, consumer finance companies, retail merchants and mortgage and auto finance companies.

      Historically, credit originators have sought to limit credit losses either through using internal collection efforts with their own personnel or outsourcing collection activities to third party collectors. Credit originators that outsource the collection of charged-off receivables have typically remained committed to third party providers as a result of the perceived economic benefit of outsourcing and the resources required to establish the infrastructure required to support in-house collection efforts. The credit originator can pursue an outsourced solution by either selling its charged-off receivables for immediate cash proceeds or by placing charged-off receivables with a third party collector on a contingent fee basis while retaining ownership of the receivables.

      In the event that a credit originator sells receivables to a debt purchaser such as us, the credit originator receives immediate cash proceeds and eliminates the costs and risks associated with internal recovery operations. The purchase price for these charged-off receivables typically ranges from one to ten percent of the face amount of the receivables, depending on the amount the purchaser anticipates it can recover and the anticipated effort required to recover that amount. Credit originators, as well as other holders of consumer debt, utilize a variety of processes to sell receivables, including the following:

•	competitive bids for specified portfolios through a sealed bid or, in some cases, an on-line process;

•	privately-negotiated transactions between the credit originator or other holder of consumer debt and a purchaser; and

•	forward flow contracts, which commit a debt seller to sell, and a purchaser to acquire, a steady flow of charged-off consumer receivables periodically over a specified period of time, usually no less than six months, for a fixed percentage of the face amount of the receivables.

      We believe a debt purchaser’s ability to successfully collect payments on charged-off receivables, despite previous collection efforts by the credit originator or third party collection agencies, is driven by several factors, including the purchaser’s ability to:

•	pursue collections over multi-year periods;

•	tailor repayment plans based on a consumer’s ability to pay; and

•	utilize experience and resources, including litigation.

History and Reorganization

      Our financial statements include the results of operations of the following companies for the indicated periods:

•	From January 1, 2001 through September 30, 2002, AAC Holding Corp. and its subsidiaries, Consumer Credit Corp. and Lee Acceptance Corp., with these corporations referred to collectively in our financial statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as the “predecessor”; and

•	From October 1, 2002 through December 31, 2003, Asset Acceptance Capital Corp. and its wholly-owned subsidiaries, AAC Investors, Inc. and RBR Holding Corp. and its wholly-owned indirect subsidiary, Asset Acceptance Holdings LLC and its subsidiaries, with these companies referred to collectively in our financial statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as the “successor”.

      On February 5, 2004, Asset Acceptance Capital Corp. commenced an initial public offering (“IPO”) of common stock. Effective February 4, 2004, a reorganization was completed where all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp., which held 60% and 40% of the ownership interests in Asset Acceptance Holdings LLC, respectively, were contributed to Asset Acceptance Capital Corp in exchange for all of the shares of common stock of Asset Acceptance Capital Corp.

      Net income for our successor includes income tax expense on only 60% of pretax income, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Our predecessor was treated as an S corporation prior to October 1, 2002, and was not subject to federal or state corporate income taxes and has not incurred any historical taxes, with the exception of Lee Acceptance Corp. which was treated as a C corporation for income tax purposes (the income taxes of which were immaterial for the periods presented and, therefore, were included in administrative expenses).

      For comparison purposes we have presented pro forma net income which is net income adjusted for pro forma income taxes assuming the consolidated entity had been a C corporation for all periods presented.

      For more detailed information about our corporate history and the Reorganization, see “Item 1. Business — History and Reorganization”.

Results of Operations

      The following table sets forth selected statement of income data expressed as a percentage of total revenues for the periods indicated.

	Predecessor	Combined	Successor

	Years Ended December 31,

	2001	2002	2003

Revenues
Purchased receivable revenues	99.0%	99.3%	99.6%
Gain on sale of purchased receivables	0.4	0.3	0.0
Finance contract revenues	0.6	0.4	0.4

Total revenues	100.0	100.0	100.0

Expenses
Salaries and benefits	33.0	33.2	32.0
Collections expense	26.4	25.9	27.3
Occupancy	2.6	3.0	2.9
Administrative	2.4	2.7	2.0
Depreciation	1.5	1.9	1.6
Loss on disposal of equipment	0.0	0.2	0.0

Total operating expense	65.9	66.9	65.8

Income from operations	34.1	33.1	34.2
Net interest expense	3.6	3.4	4.5
Other expense (income)	0.0	0.4	(0.3)

Income before income taxes	30.5	29.3	30.0
Income taxes	—	1.6	6.4

Net income	30.5%	27.7%	23.6%

Pro forma income taxes	10.9%	11.0%	11.2%
Pro forma net income	19.6%	18.3%	18.8%

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Revenue

      Total revenues were $160.2 million for the year ended December 31, 2003, an increase of $59.5 million or 59.0% over total revenues of $100.7 million for the year ended December 31, 2002. Purchased receivable revenues were $159.6 million for the year ended December 31, 2003, an increase of $59.6 million or 59.6% over the year ended December 31, 2002 amount of $100.0 million. The increase was due primarily to an increase in cash collections on charged-off consumer receivables to $197.8 million from $120.5 million, an increase of 64.1%. During the year ended December 31, 2003, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $4.2 billion at a cost of $89.6 million. During the year ended December 31, 2002, we acquired charged-off consumer receivables portfolios with an aggregate face value of $5.2 billion at a cost of $73.7 million. Our purchases in 2002 included a single portfolio acquired in June 2002 with a face value of $1.2 billion at a cost of $1.2 million or 0.1% of face value.

Operating Expenses

      Total operating expenses were $105.4 million for the year ended December 31, 2003, an increase of $38.1 million or 56.5% compared to total operating expenses of $67.3 million for the year ended December 31, 2002. Total operating expenses were 53.3% of cash collections for the year ended December 31, 2003 compared with 55.9% for the same period in 2002.

      Salaries and Benefits. Salary and benefit expenses were $51.3 million for the year ended December 31, 2003, an increase of $17.9 million or 53.4% compared to salary and benefit expenses of $33.4 million for the year ended December 31, 2002. Salary and benefit expenses increased as total employees grew to 1,490 at December 31, 2003 from 1,074 at December 31, 2002, primarily in response to the growth in the number of portfolios of charged-off consumer receivables owned by the Company. Salary and benefit expenses as a percentage of cash collections decreased to 25.9% for the year ended December 31, 2003 from 27.7% of cash collections for the same period in 2002.

      Collections Expense. Collections expense increased to $43.7 million for the year ended December 31, 2003 reflecting an increase of $17.6 million or 67.6% over $26.1 million for the year ended December 31, 2002. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense as a percentage of cash collections increased to 22.1% for the year ended December 31, 2003 from 21.6% of cash collections for the year ended December 31, 2002. This increase was primarily due to increased activity in legal collections.

      Occupancy. Occupancy expense was $4.6 million for the year ended December 31, 2003, an increase of $1.5 million or 51.2% over occupancy expense of $3.1 million for the year ended December 31, 2002. The increase was primarily attributable to the move and expansion of the Wixom, Michigan location, the addition and expansion of the San Antonio, Texas location, the addition of the Phoenix, Arizona and Chicago, Illinois locations, and the expansion of the White Marsh, Maryland location.

      Administrative. Administrative expenses increased to $3.3 million for the year ended December 31, 2003 from $2.7 million for the year ended December 31, 2002 reflecting a $0.6 million or 21.5% increase. The increase in administrative expenses was principally a result of the increased number of accounts being processed.

      Depreciation. Depreciation expense was $2.6 million for the year ended December 31, 2003, an increase of $0.7 million or 34.7% over depreciation expense of $1.9 million for the year ended December 31, 2002. The increase was due to higher capital expenditures during 2002 and 2003 which were required to support the increased number of accounts serviced by us and the purchase of furniture and technology equipment in our new and expanded facilities.

      Net Interest Expense. Net interest expense was $7.2 million for the year ended December 31, 2003, an increase of $3.8 million or 110.0% compared to net interest expense of $3.4 million for the year ended December 31, 2002. This increase was due to higher average borrowings on our line of credit, which increased to $66.2 million for the year ended December 31, 2003 from $43.3 million for the same prior year period and $3.7 million of additional interest due to the addition of a note payable to a related party. Interest expense was partially offset by lower interest rates on our line of credit.

      Income Taxes. Income taxes of $10.3 million for the year ended December 31, 2003 reflects income tax expense on only 60% of pretax income, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Income taxes of $1.6 million reflects income tax expense on only 60% of pretax income for the fourth quarter of 2002 and no income tax expense for first three quarters of 2002 as our predecessor generally was taxed as an S corporation under the Internal Revenue Code for the nine months ended September 30, 2002 and, therefore, taxable income was included on each shareholder’s individual tax return.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      The results of operations for the year ended December 31, 2002 includes our predecessor for the nine months ended September 30, 2002 and Asset Acceptance Capital Corp. and its subsidiaries for the three months ended December 31, 2002. The results of operations for the year ended December 31, 2001 includes only our predecessor.

      The following table provides financial information on a consolidated basis for the year ended December 31, 2002 for comparative purposes:

	Predecessor	Successor	Combined

	Nine months	Three months	Year
	ended	ended	ended
	September 30,	December 31,	December 31,
	2002	2002	2002

	(In thousands)
Revenues
Purchased receivable revenues	$71,237	$28,767	$100,004
Gain on sale of purchased receivables	293	33	326
Finance contract revenues	278	133	411

Total revenues	71,808	28,933	100,741

Expenses
Salaries and benefits	24,372	9,066	33,438
Collections expense	18,542	7,509	26,051
Occupancy	2,173	891	3,064
Administrative	1,791	891	2,682
Depreciation	1,269	641	1,910
Loss on disposal of equipment	122	76	198

Total operating expense	48,269	19,074	67,343

Income from operations	23,539	9,859	33,398
Net interest expense	1,646	1,781	3,427
Other expense	398	25	423

Income before income taxes	21,495	8,053	29,548
Income taxes	—	1,624	1,624

Net income	$21,495	$6,429	$27,924

Revenue

      Total revenues were $100.7 million for the year ended December 31, 2002, an increase of $38.7 million or 62.4% over total revenues of $62.0 million for 2001. Purchased receivable revenues were $100.0 million for the year ended December 31, 2002, an increase of $38.6 million or 62.8% over $61.4 million for 2001. The increase was due primarily to an increase in cash collections on charged-off consumer receivables to $120.5 million during 2002 from $71.1 million during 2001, an increase of $49.4 million or 69.6%. During 2002, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $5.2 billion at a cost of $73.7 million. During 2001, we acquired charged-off consumer receivables portfolios with an aggregate face value of $2.9 billion at a cost of $47.7 million. Our purchases in 2002 included a single portfolio acquired in June 2002 with a face value of $1.2 billion at a cost of $1.2 million or 0.1% of face value.

Operating Expenses

      Total operating expenses were $67.3 million for the year ended December 31, 2002, an increase of $26.4 million or 64.7% compared to total operating expenses of $40.9 million for the year ended December 31, 2001. Total operating expenses were 55.9% of cash collections for 2002 compared with 57.5% for the same period in 2001.

      Salaries and Benefits. Salary and benefit expenses were $33.4 million for the year ended December 31, 2002, an increase of $12.9 million or 63.2%, compared to salary and benefit expenses of $20.5 million for the year ended December 31, 2001. Salary and benefit expenses increased as total employees grew to 1,074 at December 31, 2002 from 685 at December 31, 2001, primarily in response to growth in the number of portfolios of charged-off consumer receivables. Salary and benefit expenses as a percentage of cash collections decreased to

27.7% for the 12 month period ended December 2002 from 28.8% of cash collections for the same period in 2001.

      Collections Expense. Collections expense increased to $26.1 million for the year ended December 31, 2002 reflecting an increase of $9.7 million or 59.1% over the collections expense of $16.4 million for the year ended December 31, 2001. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense as a percentage of cash collections decreased to 21.6% for the 12 month period ended December 2002 from 23.0% of cash collections for the same period in 2001.

      Occupancy. Occupancy expense was $3.1 million for the year ended December 31, 2002, an increase of $1.5 million or 92.7% over occupancy expense of $1.6 million for the year ended December 31, 2001. The increase was primarily attributable to the additions of the White Marsh, Maryland and San Antonio, Texas sites, the increased space leased in Warren, Michigan and Brandon, Florida (which was replaced by the Riverview, Florida location in January 2004), and the move and expansion of the Wixom, Michigan and Brooklyn Heights, Ohio locations.

      Administrative. Administrative expenses increased to $2.7 million for the year ended December 31, 2002 from $1.5 million for the year ended December 31, 2001 reflecting a $1.2 million or 77.6% increase. The increase in administrative expenses is a result of an increase in the number of accounts being processed.

      Depreciation. Depreciation expense was $1.9 million for the year ended December 31, 2002, an increase of $1.0 million or 106.9% over depreciation expense of $0.9 million for the year ended December 31, 2001. The increase was due to higher capital expenditures during 2002 and 2001 which were required to support the increased number of accounts serviced by us and the purchase of furniture and technology equipment in our new and expanded facilities.

      Net Interest Expense. Net interest expense was $3.4 million for the year ended December 31, 2002, an increase of $1.2 million or 53.7% compared to net interest expense of $2.2 million for the same period the previous year. This increase is due to higher average borrowings on our line of credit, which increased to $43.3 million in 2002 from $29.7 million in 2001 and $0.9 million of additional interest due to the addition of a note payable to a related party. Interest expense was partially offset by lower interest rates on our line of credit.

      Income Taxes. Income taxes of $1.6 million reflects income tax expense on only 60% of pretax income for the fourth quarter of 2002 and no income tax expense for first three quarters of 2002 as our predecessor generally was taxed as an S corporation under the Internal Revenue Code for the nine months ended September 30, 2002 and, therefore, taxable income was included on each shareholder’s individual tax return.

Share Appreciation Rights Compensation Charge

      Pursuant to the terms of the Asset Acceptance Holdings LLC Year 2002 Share Appreciation Rights Plan, Asset Acceptance Holdings LLC granted to approximately 60 employees share appreciation rights which entitled the holder to receive compensation under certain circumstances based on an appreciation of the value of Asset Acceptance Holdings LLC. In connection with the consummation of our initial public offering, we exercised our right to vest 100% of the share appreciation rights held by the holders which resulted in our payment of $18.4 million dollars for the applicable withholding taxes due by the holders and the issuance of 1,776,826 unregistered shares of our common stock to the holders. As a result, Asset Acceptance Capital Corp. will recognize a compensation charge of approximately $45.0 million ($28.2 million net of tax) during the first quarter of 2004 for its share appreciation rights plan.

Deferred Tax Charge

      Asset Acceptance Capital Corp. will recognize a tax charge of approximately $18 to $20 million during the first quarter of 2004 related to deferred taxes of RBR Holding Corp. RBR Holding Corp. elected to be taxed as an S corporation under the Internal Revenue Code. RBR Holding Corp.’s shareholders included their respective shares of taxable income or loss in their individual tax returns and therefore no income tax expense was recognized on the financial statements for RBR Holding Corp.’s share of pretax income. The deferred tax charge is necessary as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. (C corporation) as a result of the Reorganization which was effected on February 4, 2004. The provision for deferred income taxes results from temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates.

Supplemental Performance Data

Portfolio Performance

      The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since 1990 through December 31, 2003.

			Cash Collections	Collections as a
	Number of	Purchase	Including Cash	Percentage of
Purchase Period	Portfolios	Price(1)	Sales(2)	Purchase Price(2)

		(Dollars in thousands)
1990	9	$638	$3,074	482%
1991	12	280	1,431	511
1992	29	309	2,799	906
1993	30	790	7,657	969
1994	36	1,427	6,660	467
1995	53	1,519	7,435	489
1996	46	3,844	15,826	412
1997	45	4,345	25,330	583
1998	61	16,412	67,648	412
1999	51	12,926	44,228	342
2000	49	20,611	76,051	369
2001	62	43,138	119,350	277
2002	94	72,412	93,568	129
2003	76	89,586	36,067	40

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios which occurred at the time of purchase.

Cash Collections

      The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.

Historical Collections(1)

		Year Ended December 31,
Purchase	Purchase
Period	Amount(2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

	(Dollars in thousands)
Pre-1993		$1,394	$1,156	$910	$766	$517	$354	$276	$244	$201	$127	$148
1993	$790	526	1,911	1,630	1,022	768	480	373	311	236	175	175
1994	1,427	—	345	1,763	1,430	1,005	647	457	357	258	176	188
1995	1,519	—	—	388	1,566	1,659	1,118	786	708	472	343	278
1996	3,844	—	—	—	827	3,764	3,085	2,601	2,098	1,440	1,041	816
1997	4,345	—	—	—	—	1,682	4,919	5,573	5,017	3,563	2,681	1,784
1998	16,412	—	—	—	—	—	4,835	15,220	15,045	12,962	11,021	7,987
1999	12,926	—	—	—	—	—	—	3,761	11,331	10,862	9,750	8,278
2000	20,611	—	—	—	—	—	—	—	8,895	23,444	22,559	20,318
2001	43,138	—	—	—	—	—	—	—	—	17,630	50,327	50,967
2002	72,412	—	—	—	—	—	—	—	—	—	22,340	70,813
2003	89,586	—	—	—	—	—	—	—	—	—	—	36,067

Total		$1,920	$3,412	$4,691	$5,611	$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,819

Cumulative Collections(1)

		Year Ended December 31,
Purchase	Purchase
Period	Amount(2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

	(Dollars in thousands)
1993	$790	$526	$2,437	$4,067	$5,089	$5,857	$6,337	$6,710	$7,021	$7,257	$7,432	$7,607
1994	1,427	—	345	2,108	3,538	4,543	5,190	5,647	6,004	6,262	6,438	6,626
1995	1,519	—	—	388	1,954	3,613	4,731	5,517	6,225	6,697	7,040	7,318
1996	3,844	—	—	—	827	4,591	7,676	10,277	12,375	13,815	14,856	15,672
1997	4,345	—	—	—	—	1,682	6,601	12,174	17,191	20,754	23,435	25,219
1998	16,412	—	—	—	—	—	4,835	20,055	35,100	48,062	59,083	67,070
1999	12,926	—	—	—	—	—	—	3,761	15,092	25,954	35,704	43,982
2000	20,611	—	—	—	—	—	—	—	8,895	32,339	54,898	75,216
2001	43,138	—	—	—	—	—	—	—	—	17,630	67,957	118,924
2002	72,412	—	—	—	—	—	—	—	—	—	22,340	93,153
2003	89,586	—	—	—	—	—	—	—	—	—	—	36,067

Cumulative Collections as Percentage of Purchase Amount(1)

		Year Ended December 31,
Purchase	Purchase
Period	Amount(2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

1993	$790	67%	308%	515%	644%	741%	802%	849%	889%	919%	941%	963%
1994	1,427	—	24	148	248	318	364	396	421	439	451	464
1995	1,519	—	—	26	129	238	311	363	410	441	463	482
1996	3,844	—	—	—	22	119	200	267	322	359	386	408
1997	4,345	—	—	—	—	39	152	280	396	478	539	580
1998	16,412	—	—	—	—	—	29	122	214	293	360	409
1999	12,926	—	—	—	—	—	—	29	117	201	276	340
2000	20,611	—	—	—	—	—	—	—	43	157	266	365
2001	43,138	—	—	—	—	—	—	—	—	41	158	276
2002	72,412	—	—	—	—	—	—	—	—	—	31	129
2003	89,586	—	—	—	—	—	—	—	—	—	—	40

(1)	Does not include proceeds from sales of any receivables.

(2)	Purchase amount refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Changes in Purchased Receivables

      The following table shows the changes in purchased receivables, including the amounts paid to acquire new portfolios, and the correlation between our cash collections on our purchased portfolios and revenue recognized on purchased receivables.

	Years ending December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Beginning balance	$25,578	$34,692	$47,963	$81,726	$133,337
Investment in purchased receivables, net of buy backs	12,775	21,622	47,076	72,751	88,574
Cost of sale of purchased receivables, net of returns	(381)	(1,012)	(3,657)	(604)	—
Cash collections	(29,047)	(44,006)	(71,068)	(120,540)	(197,819)
Purchased receivable revenues	25,767	36,667	61,412	100,004	159,628

Ending balance	$34,692	$47,963	$81,726	$133,337	$183,720

Seasonality

      Our business depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections within portfolios tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. Our historical growth in purchased portfolios and in our resultant quarterly cash collections has helped to minimize the effect of seasonal cash collections. Operating expenses are seasonally higher during the first and second quarters of the year due to expenses necessary to process the increase in cash collections. However, revenue recognized is relatively level due to the application of the interest method for revenue recognition. In addition, our operating results may be affected to a lesser extent by the timing of purchases of portfolios of charged-off consumer receivables due to the initial costs associated with purchasing and integrating these receivables into our system. Consequently, income and margins may fluctuate quarter to quarter.

      Below is a chart that illustrates our quarterly collections for years 2000 through 2003.

Quarterly Cash Collections

Cash Collections

Quarter	2000	2001	2002	2003

First	$10,095,735	$15,592,577	$27,297,721	$44,016,825
Second	10,669,184	17,661,537	30,475,078	51,191,207
Third	11,076,359	17,766,800	29,337,914	48,622,829
Fourth	12,164,526	20,046,733	33,429,419	53,988,333

Liquidity and Capital Resources

      To date, we have financed our operations with internal cash flow and borrowings under our line of credit. In addition, AAC Investors, Inc. had a note payable used to finance the acquisition of its ownership interest in Asset Acceptance Holdings LLC.

Borrowings

      We maintain a $100.0 million line of credit secured by a first priority lien on all of our assets that expires in May 2007 and bears interest at prime or 25 basis points over prime depending upon our liquidity as defined in the credit agreement. Alternately, at our discretion, we may borrow by entering into 30, 60 or 90 day LIBOR contracts at rates between 200 to 275 basis points over the respective LIBOR rates, depending on our liquidity. As of December 31, 2003, the balance outstanding on our line of credit was $73.0 million and had a weighted average interest rate of 3.70% without our interest rate swap agreement (4.05% with our interest rate swap agreement). The line of credit has certain covenants and restrictions which we believe we are in compliance with as of December 31, 2003.

      In addition, as of December 31, 2003, the Company had a note payable outstanding to a related party in the initial principal amount of $35.0 million. This note bore interest at the rate of 10% and matured on September 30, 2007. As of December 31, 2003, the principal and accrued interest under this indebtedness totaled $39.6 million. This debt was paid in full on February 11, 2004 with the proceeds from the IPO.

Cash Flows

      The majority of our purchases have been funded with internal cash flow. From January 1, 2002 through December 31, 2003, we invested $161.3 million in purchased receivables while our balance under the line of credit increased by $35.2 million.

      Company funds generated by operations, investing and financing activities, as reported in the consolidated statements of cash flows are summarized below.

      Our operating activities provided cash of $21.2 million, $33.5 million and $53.1 million for the years ended December 31, 2001, 2002 and 2003, respectively. Cash provided by operating activities was generated primarily from net income earned through cash collections.

      Investing activities used cash of $36.8 million, $103.1 million and $54.3 million for the years ended December 31, 2001, 2002 and 2003, respectively. Cash used for investing purposes was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal. Cash used for investing purposes in 2002 also included the purchase of a 60% interest in Asset Acceptance Holdings LLC for $47.2 million.

      Financing activities provided cash of $15.7 million, $70.4 million and $4.3 million for the years ended December 31, 2001, 2002 and 2003, respectively. Borrowings under our line of credit, net of repayments, were the primary source of cash provided for 2001. Borrowings under our line of credit, net of repayments, borrowings from related parties, and contributions to equity were the primary sources of cash provided during 2002. Borrowings under our line of credit, net of repayments, and borrowings from a related party were the primary sources of cash provided during 2003.

      Cash paid for interest was $2.3 million, $2.6 million and $3.2 million for the years ended December 31, 2001, 2002 and 2003, respectively. Cash paid for interest consisted of amounts paid on the line of credit.

      We believe that borrowing available under our line of credit, combined with cash generated from operations, should be sufficient to fund our operations for the next 12 months, although no assurance can be given in this regard. In the future, if we need additional capital for investment in purchased receivables, working capital or to grow our business or acquire other businesses, we may seek to sell equity or debt securities or secure additional availability under our line of credit.

Future Contractual Cash Obligations

      The following table summarizes our future contractual cash obligations as of December 31, 2003:

	Years ending December 31,

	2004	2005	2006	2007	2008	Thereafter

Capital lease obligations	$111,149	$84,045	$34,543	$—	$—	$—
Operating leases(1)	4,022,094	5,183,525	5,652,027	5,427,496	4,514,743	16,996,358
Employment agreements(2)	1,135,000	851,250	—	—	—	—
Line of credit(3)	—	—	72,950,000	—	—	—
Note payable — related party(4)	—	—	—	39,560,110	—	—

Total	$5,268,243	$6,118,820	$78,636,570	$44,987,606	$4,514,743	$16,996,358

(1)	On October 31, 2003, we entered into a lease for a new headquarters site in Warren, Michigan. The lease term is 120 months and is expected to commence on or about September 1, 2004. This lease has future contractual cash obligations of $26.0 million.

(2)	The employment agreements reflected in this table had terms expiring on September 30, 2005. On February 2, 2004 the employment agreements with Nathaniel F. Bradley IV, our President and Chief Executive Officer, and with Mark A. Redman, our Vice President-Finance and Chief Financial Officer were amended to extend their terms through December 31, 2006.

(3)	This agreement was amended pursuant to an amendment dated as of January 30, 2004. A portion of the proceeds from the IPO was used to reduce the balance on our line of credit by $38.1 million in February 2004. Effective February 2004, we amended our line of credit to, among other things, extend the maturity date to May 2007.

(4)	The note payable was in the initial principal amount of $35.0 million, matured on September 30, 2007 and bore interest at 10%. As of December 31, 2003, the principal and accrued interest under this indebtedness totaled $39.6 million. A portion of the proceeds from the IPO was used to pay this debt in full during February 2004.

Critical Accounting Policies

      We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated and therefore, we utilize the interest method of accounting for our purchased receivables prescribed by the Accounting Standards Executive Committee Practice Bulletin 6 (PB6). This belief is predicated on our historical results and our knowledge of the industry. Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is established for each static pool of receivables based on the projected cash flows and applied to the balance of the static pool. The resulting revenue recognized is based on the IRR applied to the remaining balance of each static pool of accounts. Each static pool is analyzed monthly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool.

      Application of PB6 requires the use of estimates to calculate a projected IRR for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yield and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on IRR and revenues. For the year ended December 31, 2003, every 20 basis point change in the average yield for all pools would have affected year-to-date revenue by approximately

$3.7 million or 2.3%. A full percentage point change (100 basis points) in the average IRR for all pools would have affected year-to-date revenue by approximately $19.3 million or 12.1%.

New Accounting Pronouncements

      In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer”. This Statement of Position (SOP) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through adjustment of IRR while decreases in expected cash flows should be recognized as impairment. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and should be applied prospectively to loans acquired on or before December 15, 2004 as it applies to decreases in expected cash flows. We are currently evaluating the effects of this SOP, but believe that the impact on our results of operations will not be significant.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liability and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. We do not hold any variable interests in any entities. Therefore, the adoption of this interpretation will have no impact on our financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 did not have a material effect on our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Our exposure to market risk relates to the interest rate risk with our variable line of credit. As of December 31, 2003, we had variable interest rate borrowings of $73.0 million. To protect ourselves from interest rate risk, we entered into three interest rate swap agreements for a total $40.0 million notional amount. These swaps lock in a fixed interest rate on a portion of the line of credit. The fixed rates that we pay varied from 4.415% to 6.2%. The weighted average interest rate on the combined $40.0 million notional amount was 5.25% through October 2003 and 6.20% for November and December. Two of the three swaps expired during the fourth quarter of 2003 and the remaining swap expired during January 2004. The remainder of our debt is at a fixed interest rate and, thus, is not subject to interest rate risk. Assuming a 200 basis point increase in interest rates on our variable rate debt, interest expense would have increased approximately $560,000, $600,000 and $625,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The estimated increases in interest expense are based on the portion of our variable interest debt that is not offset by interest rate swap agreements and assumes no changes in the volume or composition of the debt.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and schedules filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      With respect to the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information set forth in the section entitled “Election of Directors” in the Company’s Proxy Statement for the Annual Shareholders’ Meeting to be held May 19, 2004 (the “Proxy Statement”) is incorporated herein by reference.

      The other information required by Item 10 is included in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference.

      The Company has adopted a Code of Business Conduct applicable to all directors, officers, and employees and which complies with the definition of a “code of ethics” set forth in Section 406(c) of the Sarbanes-Oxley Act of 2002, and the requirement of a “Code of Ethics” prescribed by Rule 4350(n) of The Nasdaq Stock Market, Inc. Marketplace Rules. The Code of Business Conduct is accessible at no charge on the Company’s website at www.assetacceptance.com.

Item 11.	Executive Compensation

      The information required by Item 11 is included in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 is included in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference. The Company also incorporates herein by reference the Equity Compensation Plan Information contained in Item 5 of this report.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is included in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      The information required by Item 14 is included in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission prior to April 29, 2004 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1.	Exhibits

(See Item (c) below)

2.	The financial statements and supplementary financial information filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section of this report, which is incorporated herein by reference.

      (b) Current Reports on Form 8-K.

      The Company did not file a current report on Form 8-K for the period ending December 31, 2003.

      (c) Exhibits

      The following exhibits were previously filed unless otherwise indicated:

Exhibit
Number		Description

2.1		Asset Contribution and Securities Purchase Agreement among Asset Acceptance Holdings LLC, AAC Holding Corp., Consumer Credit Corp., their respective shareholders and AAC Investors, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
2.2		Share Exchange Agreement dated October 24, 2003, among Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and the other parties thereto. (Incorporated by reference to Exhibit 2.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
3	.1*	Amended and Restated Certificate of Incorporation of Asset Acceptance Capital Corp.
3	.2*	Amended and Restated Bylaws of Asset Acceptance Capital Corp.
4.1		Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.1		Credit Agreement dated September 30, 2002, between Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, Consumer Credit, LLC, Bank One, N.A., Standard Federal Bank, N.A., National City Bank of Michigan/ Illinois, Fifth Third Bank, Eastern Michigan, Comerica Bank and Bank One, N.A., as Agent, as amended. (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.2		CC Option Agreement dated September 30, 2002 between Asset Acceptance Holdings LLC and Rufus H. Reitzel, Jr. (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.3		Form of Amended and Restated Registration Rights Agreement among Asset Acceptance Capital Corp. and its stockholders. (Incorporated by reference to Exhibit 10.3 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.4		Asset Acceptance Holdings LLC Year 2002 Share Appreciation Rights Plan effective as of September 30, 2002. (Incorporated by reference to Exhibit 10.4 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.5		Form of Share Appreciation Rights Agreement used in connection with grants under the Asset Acceptance Holdings LLC Year 2002 Share Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.5 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.6		Form of 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

Exhibit
Number	Description

10.7	Net Lease dated June 21, 1999 between Penobscot Land Company and Asset Acceptance Corp. for the property located at 6985 Miller Road, Warren, Michigan. (Incorporated by reference to Exhibit 10.7 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.8	Lease dated June 21, 1999 between Warren Troy Investments and Asset Acceptance Corporation for the property located at 7027 Miller Road, Warren, Michigan. (Incorporated by reference to Exhibit 10.8 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.9	Industrial Lease Agreement dated September 14, 2000 between Dukes-Weeks Realty Limited Partnership and Asset Acceptance Corp. for the property located at 563 Lake Kathy Drive, Brandon, Florida, as amended. (Incorporated by reference to Exhibit 10.9 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.10	Lease dated November 17, 2000 between Brooklyn Heights Business Park Limited and Asset Acceptance Corp. for the property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio, as amended. (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.11	Lease dated January 16, 2002 between Technical Properties, L.L.C. and Asset Acceptance Corp. for the property located at 7177 Miller Road, Warren, Michigan. (Incorporated by reference to Exhibit 10.11 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.12	Industrial Gross Lease Agreement dated June 28, 2000 between Nottingham Village, Inc. and Asset Acceptance Corp, as successor to Alegis Group, L.P. and Sherman Financial Group, LLC, for the property located at 9940 Franklin Square Drive, Baltimore, Maryland, as amended. (Incorporated by reference to Exhibit 10.12 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.13	Lease dated February 15, 2002 between Alpha Drive Development Associates, L.L.C. and Asset Acceptance Corp. for the property located at 48325 Alpha Drive, Wixom, Michigan. (Incorporated by reference to Exhibit 10.13 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.14	Lease Agreement dated April 25, 2003 between Northpoint Atrium Limited Partnership and Asset Acceptance, LLC for the property located at 10500 Heritage Street, San Antonio, Texas. (Incorporated by reference to Exhibit 10.14 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.15	Lease Agreement dated July 25, 2003 between Orsett/ Piedmont Limited Liability Company and Asset Acceptance, LLC for the property located at 9801 South 51st Street,
Phoenix, Arizona. (Incorporated by reference to Exhibit 10.15 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.16	Business Lease dated August 25, 2003 between First Industrial Development Services, Inc. and Asset Acceptance, LLC for the property located in Hilsborough County, Florida, as amended by First Amendment to Lease dated December 29, 2003. (Incorporated by reference to Exhibit 10.16 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.17	Lease Agreement dated October 31, 2003 by and between Van Dyke Office LLC and Asset Acceptance, LLC for the property located at 28405 Van Dyke Avenue, Warren, Michigan. (Incorporated by reference to Exhibit 10.17 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.18	Employment Agreement dated September 30, 2002, between Rufus H. Reitzel, Jr. and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.18 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.19	Employment Agreement dated September 30, 2002, between Nathaniel F. Bradley IV and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.19 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

Exhibit
Number		Description

10.20		Employment Agreement dated September 30, 2002, between Mark A. Redman and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.20 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.21		Employment Agreement dated September 30, 2002, between Heather K. Reitzel and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.21 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.22		Agreement between Ontario Systems Corporation and Lee Acceptance Corp. dated June 26, 1992, as amended. (Incorporated by reference to Exhibit 10.22 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10	.23*	Third Amendment To Credit Agreement, dated as of January 30, 2004 by and among Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, and Consumer Credit, LLC, and Med-Fi Acceptance, LLC, Bank One, NA, Standard Federal Bank, NA, National City Bank Of Michigan/ Illinois, Fifth Third Bank, Eastern Michigan, and Comerica Bank
10	.24*	Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Capital Corp.
10	.25*	Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Holdings LLC
10	.26*	Guaranty Agreement, dated as of January 30, 2004 by RBR Holding Corp.
10	.27*	Guaranty Agreement, dated as of January 30, 2004 by AAC Investors, Inc.
21	.1*	Subsidiaries of Asset Acceptance Capital Corp.
31	.1*	Certification of Chief Executive Officer dated March 25, 2004, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003
31	.2*	Certification of Chief Financial Officer dated March 25, 2004, relating to the Registrant’s
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated March 25, 2004, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

*     Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Warren, State of Michigan on March 25, 2004.

ASSET ACCEPTANCE CAPITAL CORP.

By:	/s/ NATHANIEL F. BRADLEY IV

Nathaniel F. Bradley IV,
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2004.

Signature	Title

/s/ NATHANIEL F. BRADLEY IV Nathaniel F. Bradley IV	President, Chief Executive Officer and Director (principal executive officer)

/s/ MARK A. REDMAN Mark A. Redman	Vice President-Finance and Chief Financial Officer (principal financial officer and principal accounting officer)

Jennifer Adams	Director

/s/ TERRENCE D. DANIELS Terrence D. Daniels	Director

/s/ DONALD HAIDER Donald Haider	Director

/s/ ANTHONY R. IGNACZAK Anthony R. Ignaczak	Director

H. Eugene Lockhart	Director

/s/ RUFUS H. REITZEL, JR. Rufus H. Reitzel, Jr.	Director

ASSET ACCEPTANCE CAPITAL CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Twelve Months Ended December 31, 2001, 2002 and 2003
Nine months ended September 30, 2002
Three months ended December 31, 2002

Consolidated Financial Statements

Page

Report of Independent Auditors	F-2
Consolidated Statements of Financial Position as of December 31, 2002 and 2003	F-3
Consolidated Statements of Income for the year ended December 31, 2001, the nine months ended September 30, 2002, the three months ended December 31, 2002, and the year ended December 31, 2003	F-4
Consolidated Statements of Equity for the year ended December 31, 2001, the nine months ended September 30, 2002, the three months ended December 31, 2002, and the year ended December 31, 2003	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2001, the nine months ended September 30, 2002, the three months ended December 31, 2002, and the year ended December 31, 2003	F-6
Notes to Consolidated Financial Statements for the period ended December 31, 2003	F-7

Report of Independent Auditors

Board of Directors
Asset Acceptance Capital Corp.

      We have audited the accompanying consolidated statements of financial position of Asset Acceptance Capital Corp. and subsidiaries (the Successor Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, equity, and cash flows for the year ended December 31, 2003 and the three months ended December 31, 2002 and the consolidated statements of income, equity and cash flows of Asset Acceptance Holdings LLC (the Predecessor Company) for the nine months ended September 30, 2002 and the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor Company at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2003, and the three months ended December 31, 2002 and the consolidated results of operations and cash flows of the Predecessor Company for the nine month ended September 30, 2002 and the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Detroit, Michigan

March 9, 2004

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	Successor

	December 31, 2002	December 31, 2003

ASSETS
Cash	$2,280,861	$5,498,836
Purchased receivables	133,336,581	183,719,667
Finance contract receivables, net	561,167	642,530
Property and equipment, net	6,522,988	7,970,570
Goodwill	6,339,574	6,339,574
Other assets	2,235,939	2,938,999

Total assets	$151,277,110	$207,110,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$67,200,000	$72,950,000
Notes payable — related party	35,882,192	39,560,110
Deferred tax liability	1,623,318	11,905,768
Accounts payable and other liabilities	4,818,212	8,092,844
Capital lease obligations	109,886	218,765

Total liabilities	109,633,608	132,727,487

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 28,448,449 shares issued and outstanding	284,484	284,484
Additional paid in capital	36,385,000	36,385,000
Retained earnings	4,974,018	37,713,205

Total equity	41,643,502	74,382,689

Total liabilities and equity	$151,277,110	$207,110,176

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Income

	Predecessor		Successor

	Year ended	Nine months ended	Three months ended	Year ended
	December 31, 2001	September 30, 2002	December 31, 2002	December 31, 2003

Revenues
Purchased receivable revenues	$61,412,232	$71,236,866	$28,767,392	$159,628,308
Gain on sale of purchased receivables	249,709	293,361	32,615	—
Finance contract revenues	353,914	277,850	132,587	564,965

Total revenues	62,015,855	71,808,077	28,932,594	160,193,273

Expenses
Salaries and benefits	20,484,655	24,371,973	9,065,782	51,295,872
Collections expense	16,372,281	18,542,325	7,509,065	43,655,871
Occupancy	1,589,841	2,172,893	890,870	4,632,958
Administrative	1,510,442	1,790,847	891,583	3,259,574
Depreciation	923,076	1,268,826	640,852	2,572,053
Loss on disposal of equipment	12,256	122,568	75,513	4,151

Total operating expense	40,892,551	48,269,432	19,073,665	105,420,479

Income from operations	21,123,304	23,538,645	9,858,929	54,772,794
Net interest expense	2,229,412	1,646,482	1,780,344	7,195,380
Other expense (income)	(10,745)	397,742	25,382	(448,793)

Income before income taxes	18,904,637	21,494,421	8,053,203	48,026,207
Income taxes	—	—	1,623,318	10,283,362

Net income	$18,904,637	$21,494,421	$6,429,885	$37,742,845

Pro forma income taxes	$6,744,230	$8,029,455	$3,008,355	$17,913,775

Pro forma net income	$12,160,407	$13,464,966	$5,044,848	$30,112,432

Weighted average number of shares	—	—	28,448,449	28,448,449
Proforma weighted average number of shares	28,448,449	28,448,449	—	—
Earnings per common share outstanding:
Basic	$—	$—	$0.23	$1.33
Diluted	$—	$—	$0.23	$1.33
Proforma earnings per common share outstanding:
Basic	$0.43	$0.47	$0.18	$1.06
Diluted	$0.43	$0.47	$0.18	$1.06

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Equity

		Stock
	Common	Subscription	Retained	Total
Predecessor	Stock	Receivable	Earnings	Equity

Balance at January 1, 2001	$41,000	$—	$28,441,110	$28,482,110
New stock issued	940,000	—	—	940,000
Stock subscription	—	(791,846)	—	(791,846)
Net income	—	—	18,904,637	18,904,637
Distributions	—	—	(82,000)	(82,000)

Balance at December 31, 2001	981,000	(791,846)	47,263,747	47,452,901
Contributions received	—	75,268	—	75,268
Net income	—	—	21,494,421	21,494,421
Distributions due to shareholders	—	—	(2,348,881)	(2,348,881)

Balance at September 30, 2002	$981,000	$(716,578)	$66,409,287	$66,673,709

		Additional
	Common	Paid in	Retained
Successor	Stock	Capital	Earnings	Total Equity

Balance at October 1, 2002	$—	$—	$—	$—
Issuance of common stock	160,040	9,839,960	—	10,000,000
Issuance of common stock for the minority interest in Asset Acceptance Holdings LLC	124,444	26,545,040	—	26,669,484
Distributions	—	—	(1,455,867)	(1,455,867)
Net income	—	—	6,429,885	6,429,885

Balance at December 31, 2002	284,484	36,385,000	4,974,018	41,643,502
Distributions	—	—	(5,003,658)	(5,003,658)
Net income	—	—	37,742,845	37,742,845

Balance at December 31, 2003	$284,484	$36,385,000	$37,713,205	$74,382,689

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

	Predecessor		Successor

	Year ended	Nine months ended	Three months ended	Year ended
	December 31, 2001	September 30, 2002	December 31, 2002	December 31, 2003

Cash flows from operating activities
Net income	$18,904,637	$21,494,421	$6,429,885	$37,742,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	923,076	1,268,826	640,852	2,572,053
Deferred income taxes	—	—	1,623,318	10,282,450
Loss on disposal of equipment	12,256	122,568	75,513	4,151
Charge-offs of finance contracts	300,226	235,000	45,000	203,595
Changes in assets and liabilities:
Increase in other assets	(20,452)	(374,324)	(864,607)	(938,300)
Increase (decrease) in accounts payable and other liabilities	1,064,011	3,396,732	(631,215)	3,274,632

Net cash provided by operating activities	21,183,754	26,143,223	7,318,746	53,141,426

Cash flows from investing activities
Investment in purchased receivables, net of buy backs	(47,076,310)	(39,111,869)	(33,639,066)	(88,574,201)
Principal collected on purchased receivables	13,313,863	16,426,078	4,714,103	38,191,116
Investment in finance contracts	(574,264)	(546,738)	(209,885)	(817,910)
Principal collected on finance contracts	502,020	406,248	120,355	532,951
Investment in subsidiary (note 1)	—	—	(47,183,800)	—
Proceeds from sale of fixed assets	15,607	41,867	2,389	1,956
Purchase of fixed assets	(2,958,387)	(3,248,008)	(896,010)	(3,598,624)

Net cash used in investing activities	(36,777,471)	(26,032,422)	(77,091,914)	(54,264,712)

Cash flows from financing activities
Borrowings under line of credit	33,700,000	27,810,400	25,989,600	65,150,000
Repayment of line of credit	(17,848,993)	(23,190,293)	(1,139,600)	(59,400,000)
Borrowings — related party	190,400	—	35,882,192	3,677,919
Repayments — related party	(183,000)	(1,196,293)	—	—
Repayment of capital lease obligations	(221,554)	(74,667)	(17,799)	(83,000)
Dividends and distributions paid	(82,000)	—	(3,755,866)	(5,003,658)
Net cash retained by related party	—	—	(16,039)	—
Contributions to equity	148,154	75,268	10,000,000	—

Net cash provided by financing activities	15,703,007	3,424,415	66,942,488	4,341,261

Net increase (decrease) in cash	109,290	3,535,216	(2,830,680)	3,217,975
Cash at beginning of period	1,467,035	1,576,325	5,111,541	2,280,861

Cash at end of period	$1,576,325	$5,111,541	$2,280,861	$5,498,836

Supplemental disclosure of cash flow information
Cash paid for interest	$2,274,298	$1,669,840	$926,042	$3,174,887
Cash paid for income taxes	—	14,984	—	—
Non-cash investing and financing activities:
Capital lease obligations incurred	31,312	113,900	12,722	191,881
Long-term debt refinanced	—	—	42,350,000	—
Net assets retained by related party (note 3)	—	—	48,881	—

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Reporting Entity

      Effective on February 4, 2004, AAC Investors, Inc. (C corporation) and RBR Holding Corp. (S corporation) became wholly-owned subsidiaries of Asset Acceptance Capital Corp. (“Successor” or “Successor Company”), a C corporation, through a reorganization pursuant to which all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp. were contributed to Asset Acceptance Capital Corp. in exchange for all of the shares of common stock of Asset Acceptance Capital Corp. AAC Investors, Inc. and RBR Holding Corp. held a 60% and 40% ownership interest in Asset Acceptance Holdings LLC, respectively. This reorganization was recorded at cost. All periods presented for the Successor Company have been restated to reflect this reorganization.

      AAC Investors, Inc., was formed in September 2002 for the purpose of acquiring an interest in Asset Acceptance Holdings LLC and subsidiaries (“Predecessor” or “Predecessor Company”). Effective at the close of business on September 30, 2002, AAC Investors, Inc. completed the acquisition of 60% of Asset Acceptance Holdings LLC.

      The Predecessor and the Successor are referred together as the “Company” and include Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp., and Asset Acceptance Holdings LLC and its wholly-owned subsidiaries, Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, Med-Fi Acceptance, LLC, and Consumer Credit, LLC. The results of the Predecessor Company are included for the period January 1, 2001 through September 30, 2002 for comparative purposes. All significant intercompany accounts and transactions have been eliminated in consolidation.

      We have presented pro forma income taxes and pro forma net income assuming the consolidated entity had been a C corporation for all periods presented. Tax rates used for pro forma income taxes are equal to the rates that would have been in effect had we been required to report tax expense in such years.

Nature of Operations

      The Company is a leading purchaser and collector of charged-off consumer receivables in the United States. These receivables are acquired from consumer credit originators, primarily credit card issuers, consumer finance companies, retail merchants and telecommunications and other utility providers as well as from resellers and other holders of consumer debt. As part of the collection process, the Company occasionally sells receivables from these portfolios to other unaffiliated companies.

      The Company also finances the sales of consumer product retailers located primarily in Michigan.

Purchased Receivables Portfolios and Revenue Recognition

      Purchased receivables are receivables which have been charged-off as uncollectible by the originating organization and typically have been subject to previous collection efforts. The Company acquires the rights to the unrecovered balances owed by individual debtors through such purchases. The receivables portfolios are purchased at a substantial discount (usually discounted 95% to 98%) from their face amounts and are initially recorded at the Company’s cost to acquire the portfolio. Financing for the purchases is primarily provided by the Company’s lines of credit and cash from operations.

      The Company accounts for its investment in purchased receivables using the guidance provided by the Accounting Standards Executive Committee Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” The Company purchases pools of homogenous accounts receivable (static pool) and records each pool at its acquisition cost. Each static pool retains its own identity and does not change. Each pool is accounted for as a single unit for recognition of revenue, principal payments and impairment. Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics (paper type). Based on historical cash collections, each pool is given an expected life of 60 months. The actual life of each pool may vary, but each pool generally amortizes between 50 and 60 months. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed monthly and compared to historical cash flows, by paper type, to determine whether each pool is performing as expected. If a pool is not performing as expected, the IRR is adjusted either up or down so that the carrying value of the pool amortizes close to its expected life.

      The cost recovery method prescribed by Practice Bulletin 6 is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio. As of December 31, 2003, we had sixteen pools on the cost recovery method with an aggregate carrying value of $1.6 million or less than 1.0% of the total carrying value of all purchased receivables.

      In the event that cash collected would be inadequate to amortize the carrying value, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, a reserve for impairment is not maintained for purchased receivables.

      The agreements to purchase receivables typically include general representations and warranties from the sellers covering account holder death, bankruptcy, age of account and settled or disputed accounts prior to sale. The representation and warranty period permits the return of certain accounts from the Company back to the seller. The general time frame to return accounts is within 60 to 365 days. Returns are applied against the carrying value of the static pool.

      Periodically the Company will sell, on a non-recourse basis, all or a portion of a pool to third parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are generally compared to the carrying value of the accounts; a gain or loss is recognized on the difference between proceeds received and carrying value.

      Changes in purchased receivables portfolios for the nine months ended September 30, 2002, the three months ended December 31, 2002 and the twelve months ended December 31, 2003 were as follows:

	Predecessor	Successor

	September 30,	December 31,	December 31,
	2002	2002	2003

Balance at beginning of period	$81,725,827	$104,411,618	$133,336,581
Investment in purchased receivables, net of buy backs	39,111,869	33,639,066	88,574,202
Cost of sale of purchased receivables, net of returns	(552,281)	(52,073)	—
Cash collections	(87,110,663)	(33,429,422)	(197,819,424)
Purchased receivable revenues	71,236,866	28,767,392	159,628,308

Balance at end of period	$104,411,618	$133,336,581	$183,719,667

Finance Contract Receivables

      Finance contract revenues are recognized based on the accretion of the discount at which these contracts are financed over their respective terms. Unearned discounts on finance contract receivables were approximately $284,000, $326,000 and $417,000 at September 30, 2002, December 31, 2002 and December 31, 2003, respectively. The fair value of finance contract receivables does not materially differ from their book value. Interest is recognized over the life of the contract. An allowance for doubtful accounts is established to reflect

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts for which collection has been delayed or is in doubt. The allowance for doubtful accounts, which is netted against finance contract receivables on the consolidated statements of financial position, was approximately $108,000 and $106,000 at December 31, 2002 and December 31, 2003, respectively.

Collections from Third Parties

      The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross collections paid to the third parties as a component of collection expense. The percent of gross collections from such third party relationships were 17% for the year ended December 31, 2001, 15% for the nine months ended September 30, 2002, 16% for the three months ended December 31, 2002, and 18% for the year ended December 31, 2003.

Property and Equipment

      Property and equipment is recorded at cost. Expenditures for repairs and maintenance are charged to operations as incurred. The Company records depreciation expense on a straight-line basis with lives ranging from three to ten years. Depreciation includes amortization of certain intangible assets which are being amortized over a period of five to seven years.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Taxes on Income

      The Predecessor Company elected to be taxed as an S corporation under the Internal Revenue Code. The Predecessor’s shareholders included their respective shares of taxable income or loss in their individual tax returns and therefore no income tax expense is recognized in the Predecessor’s financial statements. The Successor Company provides for deferred income taxes relating to AAC Investors, Inc. resulting from temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company will recognize a tax charge related to RBR Holding Corp. of approximately $18 to $20 million during the first quarter of 2004 for the temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. This income tax charge resulted from the reorganization of RBR Holding Corp., an S corporation, which became a subsidiary of Asset Acceptance Capital Corp., a C corporation for federal income tax purposes.

Goodwill and Other Intangible Assets

      Other intangible assets with finite lives arising from acquisition are amortized over their estimated useful lives, ranging from five to ten years, using the straight-line method. As prescribed by Statement of Financial Accounting Standard 142, goodwill is not amortized. Goodwill and other intangible assets are reviewed annually to assess recoverability when impairment indicators are present.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Based Compensation

      As permitted by Statement of Financial Accounting Standards (“SFAS”) no. 123, Accounting for Stock Based Compensation, the company accounts for its share appreciation rights plan using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Earnings Per Share and Pro Forma Earnings Per Share

      Earnings per share reflect net income for the Successor Company divided by the weighted-average number of shares outstanding. Pro forma earnings per share reflect pro forma net income, adjusted for pro forma income taxes, divided by the pro forma weighted-average number of shares outstanding. Pro forma earnings per share for the Predecessor Company reflects net income adjusted for pro forma income taxes divided by pro forma weighted-average number of shares outstanding. Pro forma weighted average number of shares was used for the Predecessor Company such that the resulting pro forma earnings per share would be comparable to the Successor Company. There were no dilutive shares for any of the periods presented.

Recently Issued Accounting Pronouncements

      In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer”. This Statement of Position (SOP) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through adjustment of IRR while decreases in expected cash flows should be recognized as impairment. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and should be applied prospectively to loans acquired on or before December 15, 2004 as it applies to decreases in expected cash flows. We are currently evaluating the effects of this SOP, but believe that the impact on our results of operations will not be significant.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liability and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for us on July 1, 2003. We do not expect the adoption of SFAS No. 150 to have a material effect on our consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. We do not hold any variable interests in any entities. Therefore, the adoption of this interpretation will have no impact on our financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 did not have a material effect on our consolidated financial position or results of operations.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Acquisitions

      At the close of business on September 30, 2002, AAC Investors, Inc. purchased a 60% ownership in Asset Acceptance Holdings LLC for $47.2 million including acquisition costs. Asset Acceptance Holdings LLC is engaged in the purchase and collection of receivables that have been charged-off by the original creditor. As a result of the acquisition, AAC Investors, Inc. has a majority ownership in one of the leading purchasers and collectors of charged-off debt in the United States. The acquisition has been accounted for as a purchase and accordingly, the results of operations of Asset Acceptance Holdings LLC are included in the financial statements of AAC Investors, Inc. as of October 1, 2002. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed which is summarized in the following table.

At September 30,
2002

Purchased receivables	$62,646,971
Property, plant and equipment	3,711,768
Cash and other assets	3,501,204
Intangible assets	840,000
Finance contract receivables	309,984

Total assets acquired	71,009,927

Line of credit	$25,410,000
Accounts payable and other liabilities	4,755,701

Total liabilities assumed	30,165,701

Net assets acquired	$40,844,226

      In connection with the acquisition, adjustments were recorded to recognize acquired intangible assets of $780,000 and $60,000 relating to proprietary collections data and non-compete agreements for certain executives, respectively. The fair value of the remaining assets acquired and liabilities assumed approximated Asset Acceptance Holdings LLC’s carrying value. The excess of purchase price over the estimated fair value of the net assets acquired of $6.3 million was recorded as goodwill. Approximately $5.0 million of the goodwill is expected to be amortized for tax purposes.

3.     Related-Party Transactions

Predecessor

      The Company owed related parties $1,196,293 as of January 1, 2002. This indebtedness was evidenced by promissory notes due on demand, the significant majority of which bore interest at a variable rate of prime plus 3/8%. These notes were paid prior to the recapitalization transaction in 2002. Interest expense related to these notes approximated $87,000 and $33,500 for the year ended 2001, and during the nine months ended September 30, 2002, respectively.

      The Company paid rent to a related company under the terms of a five-year lease that expired on September 30, 2002. Payments made under this lease and the related rent expense was $48,000 for the year ended 2001, and $36,000 for the nine months ended September 30, 2002.

      Prior to the recapitalization transaction, the Company received interest from a related party for a promissory note held by AAC Holding Corp. for the purchase of stock. The note was not part of the recapitalization transaction. The Company received approximately $49,000 and $26,000 of interest on this note for the year ended 2001 and during the nine months ended September 30, 2002, respectively.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Successor

      As part of the recapitalization structure, Lee Acceptance Corp. retained net assets of $48,881 which was comprised of cash of $16,039, real property with a net book value of $32,592, other assets of $285 and accounts payable and other liabilities of $35. This amount has been reflected as a distribution to shareholders.

      Beginning in December 2002, the Company paid a quarterly management fee in arrears to a related company. The management fee paid and expensed for the three months ended December 31, 2002 and the twelve months ended December 31, 2003 was $75,000 and $300,000, respectively, and is included in administrative expenses in the consolidated statements of income. In addition, as part of the recapitalization transaction, the company paid a fee of $1,000,000 to a related company during three months ended December 31, 2002. The fee was included as part of acquisitions costs.

      On October 1, 2002, the Company borrowed $35.0 million from its shareholders. Interest on the note of 10% per annum, compounded on June 30 and December 31 of each year, and matured September 30, 2007 or upon the sale of substantially all assets of the Company or the sale of additional equity of the Company. The Company owed the related parties $35,882,192 as of December 31, 2002 and $39,560,110 as of December 31, 2003 including interest. The Company recognized $882,192 and $3,677,918 of interest expense on these notes for the three months ended December 31, 2002 and the twelve months ended December 31, 2003, respectively. This note was paid in full during February 2004. Refer to footnote 11 for subsequent event disclosure relating to related party debt.

4.     Line of Credit

	Successor

	December 31,	December 31,
	2002	2003

Line of credit, with syndication of commercial lenders, originated September 30, 2002 and amended most recently August 11, 2003; collateralized by all assets of the Company; expiring September 28, 2006; interest is at prime or, depending on our liquidity, at 25 basis points over prime, or, alternatively, at rates between 250 to 300 basis points over the 30, 60 or 90 day LIBOR rate; total committed credit available $100 million (refer to footnote 11)	$67,200,000	$72,950,000

      In 2002, coincident to the recapitalization transaction, the Company entered into a credit agreement with a group of commercial lenders to provide financing under an $80.0 million revolving line of credit. The agreement replaced a facility totaling $60.0 million of which $42.4 million was outstanding at the date of recapitalization and a one year facility of $1.0 million which had no balance outstanding at the date of recapitalization. This line of credit was amended in August 2003 increasing the commitment to $100.0 million. As described in footnote 11, the line of credit has been amended to expire in May 2007. The line of credit facility has certain covenants and restrictions with which the Company must comply, including:

•	Funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes.

•	Debt to adjusted EBITDA ratio (as defined in the line of credit agreement) cannot exceed 2.0 to 1.0.

•	Debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 3.0 to 1.0.

•	Maintain certain levels of capitalization (as defined in the line of credit agreement).

      The Company’s management believes it is in compliance with all terms of its line of credit agreement as of December 31, 2003.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company entered into two interest rate swap agreements during 2002 for the notional amounts of $10.0 million expiring in January 2004 and $20.0 million which expired in November 2003. The Company also entered into an interest rate swap agreement in 2001 which has a notional amount of $10.0 million and expired in October 2003. These interest rate swaps were intended to reduce the economic impact of volatility of variable interest rates pertaining to a portion of the Company’s bank line of credit. The swaps were not designated as hedges for accounting purposes. Under the terms of the swaps, the Company receives a variable rate of interest and pays a fixed rate to the counter party on the notional amounts. The net interest payments are a component of interest expense on the consolidated statements of income. Changes in the interest rate environment from period to period will directly impact the fair value of the swaps and such changes in the fair value of the swaps will be recognized through earnings in the period of the change. The Company recognized $411,467 of other expense for the nine months ended September 30, 2002, $29,676 of other expense for the three months ended December 31, 2002 and $411,862 of other income for the twelve months ended December 31, 2003 related to changes in the fair value of the swaps. At September 30, 2002, December 31, 2002 and December 31, 2003 the swaps represented a liability of $401,420, $431,096 and $19,234, respectively, which is included with other liabilities in the consolidated statements of financial position.

5.     Property and Equipment

      Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	Successor

	December 31,	December 31,
	2002	2003

Computers and software	$4,841,336	$6,641,311
Furniture and fixtures	3,851,443	5,284,614
Leasehold improvements	502,230	689,043
Equipment under capital lease	206,027	397,908
Automobiles	133,325	133,325

Total property and equipment, cost	9,534,361	13,146,201
Less accumulated depreciation	(3,011,373)	(5,175,631)

Net property and equipment	$6,522,988	$7,970,570

6.     Employee Benefits

      The Company maintains a defined contribution profit sharing plan with 401(k) features for substantially all employees. The employees may contribute up to 15% of their compensation to the plan. The Company has elected to contribute 3% of each eligible participant’s compensation to the plan for 2001, 2002 and 2003. The Company’s related expense was $188,528 for the year ended December 31, 2001, $272,900 for the nine months ended September 30, 2002, $99,432 for the three months ended December 31, 2002 and $534,094 for the year ended December 31, 2003. The unpaid contribution was $372,332 and $555,762 as of December 31, 2002 and 2003, respectively. The unpaid contribution is included in accounts payable and other liabilities in the consolidated statements of financial position. The Company intends to contribute 3% of eligible compensation for 2004.

      The Company is self-insured for health and prescription drug benefits beginning in 2001. Amounts charged to expense for health and prescription drug benefits, related administration and stop-loss insurance premiums were $1,355,076 for the year ended December 31, 2001, $1,695,034 for the nine months ended September 30, 2002, $827,786 for the three months ended December 31, 2002 and $4,855,557 for the twelve months ended

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003 and was based on actual and estimated claims incurred. Accounts payable and other liabilities of the consolidated statements of financial position includes $525,990 and $890,414 for estimated health and drug benefits incurred but not paid for as of December 31, 2002 and 2003, respectively.

      In 2002, Asset Acceptance Holdings LLC adopted a share appreciation rights plan for certain key employees. The purpose of the plan is to further the long-term stability and financial success of the Company, as participants in the plan have the potential to share in the appreciation of the value of Asset Acceptance Holdings LLC. A benefit may be earned by participants if certain financial objectives are met upon partial or complete liquidation events, as defined in the plan. No expense has been recognized in the consolidated statements of income as a result of this plan as the value of such shares cannot be reasonably estimated and the benefits are contingent upon achieving certain returns upon a liquidity event such as a sale of the Company or an initial public offering of common stock. The number of share appreciation rights granted during 2002 was 1,106,055. Of the number granted, 45,454 have been forfeited. The Company expects to record compensation expense for the outstanding share appreciation rights upon a liquidity event or when the value of share appreciation rights becomes reasonably estimable. During 2003, the Company granted 140,037 share appreciation rights to certain key employees of the Company. Refer to footnote 11 for subsequent event disclosure relating to the share appreciation rights plan.

7.     Litigation Contingencies

      The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of December 31, 2003 and does not believe exposure to be material.

8.     Long-Term Commitments

      The Company has several operating leases outstanding which are primarily for office space, and several capital leases outstanding which are primarily for office equipment. Total rent expense related to operating leases totaled $1,197,003 for the twelve months ended December 31, 2001, $1,593,488 for the nine months ended September 30, 2002, $661,828 for the three months ended December 31, 2002 and $3,647,054 for the twelve months ended December 31, 2003. In October 2003, the Company entered into a new lease agreement for a new headquarters site in Warren, Michigan. The lease, which will be classified as an operating lease, has future minimum lease payments of $26,040,000 for a 120 month term commencing on or about September 1, 2004.

      The following is an analysis of the leased property under capital leases by major classes:

	Successor

	December 31,	December 31,
	2002	2003

Office equipment	$206,027	$397,908
Less accumulated depreciation	(95,611)	(182,217)

Net leased property under capital leases	$110,416	$215,691

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a schedule of future minimum lease payments under operating and capital leases, together with the present value of the net minimum lease payments related to capital leases, as of December 31, 2003:

	Operating	Capital
	Leases	Leases

Years ending December 31:
2004	$4,022,094	$111,149
2005	5,183,525	84,045
2006	5,652,027	34,543
2007	5,427,496	—
2008	4,514,743	—
2009 and thereafter	16,996,358	—

Total minimum lease payments	$41,796,243	229,737

Less amount representing interest		(10,972)

Present value of net minimum lease payments		$218,765

      The Company has four employment agreements with certain members of management, the terms of which expire on September 30, 2005. Such agreements call for the payment of base compensation and certain benefits. At December 31, 2003, estimated remaining compensation under these agreements is approximately $1,986,250. The agreements also include confidentiality and non-compete provisions. Refer to footnote 11 for subsequent event disclosure related to employment agreements.

9.     Estimated Fair Value of Financial Instruments

      The accompanying financial statements include various estimated fair value information as of December 31, 2002 and December 31, 2003, as required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

Cash and Cash Equivalents

      The carrying amount approximates fair value.

Purchased Receivables

      The Company records purchased receivables at cost, which is discounted from the contractual receivable balance. The carrying value of receivables, which is based upon estimated future cash flows, approximated fair value at December 31, 2002 and 2003.

Interest Rate Swap Agreements

      The estimated fair value of interest rate swap agreements represents the amount the Company would receive or pay to terminate or otherwise settle the contracts at the balance sheet date, taking into consideration current unearned gains and losses on open contracts.

Line of Credit

      The Company’s line of credit is at a floating rate of interest and, as such, at December 31, 2002 and 2003, the carrying amount of the line of credit approximated fair value.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Payable — Related Party

      The Company’s note payable to a related party approximates fair value at December 31, 2002 and 2003.

10.     Income taxes

      The Predecessor Company had elected to be taxed as an S corporation under the Internal Revenue Code. The Predecessor’s shareholders included their respective shares of taxable income or loss in their individual tax returns and therefore no income tax expense is recognized in the Predecessor’s financial statements. The Successor Company provides for deferred income taxes relating to AAC Investors, Inc. resulting from temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company will recognize a tax charge relating to RBR Holding Corp. of approximately $18 to $20 million during the first quarter of 2004 for the temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. This income tax charge resulted from the reorganization of RBR Holding Corp., an S corporation, which became a subsidiary of Asset Acceptance Capital Corp., a C corporation for federal income tax purposes.

      Components of income tax expense are set forth below:

	Three months ended	Year ended
	December 31, 2002	December 31, 2003

Effective income tax rate	36.4%	37.3%
Income taxes consist of:
State actual	$—	$912
Federal deferred — net	1,517,954	9,663,687
State deferred — net	105,364	618,763

Total	$1,623,318	$10,283,362

      The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	Three months ended	Year ended
	December 31, 2002	December 31, 2003

Federal statutory rate	34.0%	35.0%
State income tax rate, net of federal tax benefit	2.4	2.3

Effective income tax rate	36.4%	37.3%

      Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Net operating losses may be carried forward for 20 years and will begin to expire in 2022.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effect of temporary differences that gave rise to the Company’s deferred tax assets and liabilities consisted of the following.

	December 31,	December 31,
	2002	2003

Deferred tax asset:
Operating loss carryforward	$3,085,223	$15,200,707
Accrued expenses	257,845	716,161
Special tax basis adjustment	12,346,863	585,506
Other	182,016	111,108

Total	15,871,947	16,613,482

Deferred tax liability:
Purchased receivable revenue	17,122,015	27,800,840
Fixed asset depreciation	348,230	637,203
Other	25,020	81,207

Total	17,495,265	28,519,250

Net deferred tax liability	$1,623,318	$11,905,768

11.     Subsequent Events (unaudited)

Initial Public Offering

      Asset Acceptance Capital Corp. commenced an initial public offering (“IPO”) of common stock on February 5, 2004. Effective February 4, 2004, a reorganization was completed pursuant to which all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp., which held a 60% and 40% interest in Asset Acceptance Holdings LLC, respectively, were contributed to Asset Acceptance Capital Corp. in exchange for all of the outstanding shares of common stock of Asset Acceptance Capital Corp. The resulting consolidated entity includes Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and Asset Acceptance Holdings LLC and subsidiaries. Prior to this reorganization, Asset Acceptance Capital Corp. did not conduct any business and did not have any assets or liabilities, except as related to the IPO.

      The Company received net proceeds of approximately $96.5 from the initial public offering of 7,000,000 shares of common stock which were used to eliminate the related party debt of $40.0 million, reduce the line of credit by $38.1 million and pay withholding taxes on behalf of the SAR holders in the amount of $18.4 million in connection with the Company’s exercise of its right to vest the SARs.

Share Appreciation Rights Compensation Charge

      Pursuant to the terms of the Asset Acceptance Holdings LLC Year 2002 Share Appreciation Rights Plan, Asset Acceptance Holdings LLC granted to approximately 60 employees share appreciation rights which entitled the holder to receive compensation under certain circumstances based on an appreciation of the value of Asset Acceptance Holdings LLC. In connection with the consummations of our initial public offering, we exercised our right to vest 100% of the share appreciation rights held by the holders which resulted in our payment of $18.4 million dollars for the applicable withholding taxes due by the holders and the issuance of 1,776,826 unregistered shares of our common stock to the holders. As a result, Asset Acceptance Capital Corp. will recognize a compensation charge of approximately $45.0 million ($28.2 million net of tax) during the first quarter of 2004 for its share appreciation rights plan.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Charge

      The Company will recognize a tax charge of approximately $18 to $20 million during the first quarter of 2004 related to deferred taxes of RBR Holding Corp. RBR Holding Corp. elected to be taxed as an S corporation under the Internal Revenue Code. RBR Holding Corp.’s shareholders included their respective shares of taxable income or loss in their individual tax returns and therefore no income tax expense was recognized on the financial statements of the Company. The deferred tax charge is necessary as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as a result of the reorganization which was completed immediately prior to the IPO on February 4, 2004. The provision for deferred income taxes results from temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates.

Line of Credit

      On February 11, 2004, the Company amended its previous agreement with a syndication of commercial lenders to extend the expiration date of the line of credit to May 2007. The interest rate is at prime or, depending on our liquidity, at 25 basis points over prime, or, alternatively, at rates between 200 to 275 basis points over the 30, 60 or 90 day LIBOR rate. The total committed credit available remained at $100.0 million. Certain covenants and restrictions contained in the line of credit agreement were also amended.

Employment Agreements

      On February 2, 2004 the Company amended its employment agreements with Nathanial F. Bradley IV, our President and Chief Executive Officer, and Mark A. Redman, our Vice President-Finance and Chief Financial Officer, to extend their employment agreements to December 31, 2006 and amended its employment agreement with Rufus H. Reitzel Jr., our Chairman, to provide Mr. Reitzel with life-time health care benefits.

12.     Selected Quarterly Operating Results (unaudited)

      The following table sets forth a summary of our consolidated results on a quarterly basis for the years ended December 31, 2002 and 2003. The information for each of these quarters is unaudited and, in our opinion, has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this prospectus. This information includes all adjustments, consisting only of normal recurring adjustments we considered necessary for a fair presentation of this information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this prospectus. Results of operations for any quarter are not necessarily indicative of the results for a full year or any future periods.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Financial Data

(in thousands except per share data)

	Successor

	Quarter

	First	Second	Third	Fourth

2003
Total revenues	$34,755	$37,991	$43,143	$44,303
Total operating expenses	22,993	25,600	28,751	28,076
Income from operations	11,762	12,391	14,392	16,227
Net income	7,976	8,552	10,076	11,139
Pro forma net income	6,280	6,747	7,937	9,149

Weighted average shares	28,448	28,448	28,448	28,448
Earnings per common share outstanding:
Basic	$.28	$.30	$.35	$.39
Diluted	$.28	$.30	$.35	$.39

Pro forma weighted average shares	28,448	28,448	28,448	28,448
Pro forma earnings per common share outstanding:
Basic	$.22	$.24	$.28	$.32
Diluted	$.22	$.24	$.28	$.32

	Predecessor			Successor

	Quarter

	First	Second	Third	Fourth

2002
Total revenues	$22,438	$23,885	$25,485	$28,933
Total operating expenses	13,877	17,159	17,233	19,074
Income from operations	8,561	6,726	8,252	9,859
Net income	8,200	5,827	7,468	6,430
Pro forma net income	5,275	3,748	4,443	5,045

Weighted average shares	—	—	—	28,448
Earnings per common share outstanding:
Basic	—	—	—	.23
Diluted	—	—	—	.23

Pro forma weighted average shares	28,448	28,448	28,448	28,448
Pro forma earnings per common share outstanding:
Basic	$.19	$.13	$.16	$.18
Diluted	$.19	$.13	$.16	$.18

INDEX TO EXHIBITS

Exhibit
Number		Description

2.1		Asset Contribution and Securities Purchase Agreement among Asset Acceptance Holdings LLC, AAC Holding Corp., Consumer Credit Corp., their respective shareholders and AAC Investors, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
2.2		Share Exchange Agreement dated October 24, 2003, among Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and the other parties thereto. (Incorporated by reference to Exhibit 2.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
3	.1*	Amended and Restated Certificate of Incorporation of Asset Acceptance Capital Corp.
3	.2*	Amended and Restated Bylaws of Asset Acceptance Capital Corp.
4.1		Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.1		Credit Agreement dated September 30, 2002, between Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, Consumer Credit, LLC, Bank One, N.A., Standard Federal Bank, N.A., National City Bank of Michigan/Illinois, Fifth Third Bank, Eastern Michigan, Comerica Bank and Bank One, N.A., as Agent, as amended. (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.2		CC Option Agreement dated September 30, 2002 between Asset Acceptance Holdings LLC and Rufus H. Reitzel, Jr. (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.3		Form of Amended and Restated Registration Rights Agreement among Asset Acceptance Capital Corp. and its stockholders. (Incorporated by reference to Exhibit 10.3 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.4		Asset Acceptance Holdings LLC Year 2002 Share Appreciation Rights Plan effective as of September 30, 2002. (Incorporated by reference to Exhibit 10.4 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.5		Form of Share Appreciation Rights Agreement used in connection with grants under the Asset Acceptance Holdings LLC Year 2002 Share Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.5 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.6		Form of 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.7		Net Lease dated June 21, 1999 between Penobscot Land Company and Asset Acceptance Corp. for the property located at 6985 Miller Road, Warren, Michigan. (Incorporated by reference to Exhibit 10.7 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.8		Lease dated June 21, 1999 between Warren Troy Investments and Asset Acceptance Corporation for the property located at 7027 Miller Road, Warren, Michigan. (Incorporated by reference to Exhibit 10.8 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.9		Industrial Lease Agreement dated September 14, 2000 between Dukes-Weeks Realty Limited Partnership and Asset Acceptance Corp. for the property located at 563 Lake Kathy Drive, Brandon, Florida, as amended. (Incorporated by reference to Exhibit 10.9 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.10		Lease dated November 17, 2000 between Brooklyn Heights Business Park Limited and Asset Acceptance Corp. for the property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio, as amended. (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.11		Lease dated January 16, 2002 between Technical Properties, L.L.C. and Asset Acceptance Corp. for the property located at 7177 Miller Road, Warren, Michigan. (Incorporated by reference to Exhibit 10.11 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

Exhibit
Number		Description

10.12		Industrial Gross Lease Agreement dated June 28, 2000 between Nottingham Village, Inc. and Asset Acceptance Corp, as successor to Alegis Group, L.P. and Sherman Financial Group, LLC, for the property located at 9940 Franklin Square Drive, Baltimore, Maryland, as amended. (Incorporated by reference to Exhibit 10.12 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.13		Lease dated February 15, 2002 between Alpha Drive Development Associates, L.L.C. and Asset Acceptance Corp. for the property located at 48325 Alpha Drive, Wixom, Michigan. (Incorporated by reference to Exhibit 10.13 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.14		Lease Agreement dated April 25, 2003 between Northpoint Atrium Limited Partnership and Asset Acceptance, LLC for the property located at 10500 Heritage Street, San Antonio, Texas. (Incorporated by reference to Exhibit 10.14 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.15		Lease Agreement dated July 25, 2003 between Orsett/Piedmont Limited Liability Company and Asset Acceptance, LLC for the property located at 9801 South 51st Street, Phoenix, Arizona. (Incorporated by reference to Exhibit 10.15 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.16		Business Lease dated August 25, 2003 between First Industrial Development Services, Inc. and Asset Acceptance, LLC for the property located in Hilsborough County, Florida, as amended by First Amendment to Lease dated December 29, 2003. (Incorporated by reference to Exhibit 10.16 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.17		Lease Agreement dated October 31, 2003 by and between Van Dyke Office LLC and Asset Acceptance, LLC for the property located at 28405 Van Dyke Avenue, Warren, Michigan. (Incorporated by reference to Exhibit 10.17 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.18		Employment Agreement dated September 30, 2002, between Rufus H. Reitzel, Jr. and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.18 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.19		Employment Agreement dated September 30, 2002, between Nathaniel F. Bradley IV and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.19 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.20		Employment Agreement dated September 30, 2002, between Mark A. Redman and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.20 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.21		Employment Agreement dated September 30, 2002, between Heather K. Reitzel and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.21 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.22		Agreement between Ontario Systems Corporation and Lee Acceptance Corp. dated June 26, 1992, as amended. (Incorporated by reference to Exhibit 10.22 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10	.23*	Third Amendment To Credit Agreement, dated as of January 30, 2004 by and among Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, and Consumer Credit, LLC, and Med-Fi Acceptance, LLC, Bank One, NA, Standard Federal Bank, NA, National City Bank Of Michigan/ Illinois, Fifth Third Bank, Eastern Michigan, and Comerica Bank
10	.24*	Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Capital Corp.
10	.25*	Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Holdings LLC
10	.26*	Guaranty Agreement, dated as of January 30, 2004 by RBR Holding Corp.
10	.27*	Guaranty Agreement, dated as of January 30, 2004 by AAC Investors, Inc.
21	.1*	Subsidiaries of Asset Acceptance Capital Corp.

Exhibit
Number		Description

31	.1*	Certification of Chief Executive Officer dated March 25, 2004, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003
31	.2*	Certification of Chief Financial Officer dated March 25, 2004, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated March 25, 2004, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003