Form 10-Q
period 2004-03-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2004-05-07
CIK 1264707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50552

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

Yes   ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     As of May 3, 2004, 37,225,275 shares of the Registrant’s common stock were outstanding.

10-Q Report

This Form 10-Q and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Financial Position

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash	$8,165,544	$5,498,836
Purchased receivables	180,236,262	183,719,667
Finance contract receivables, net	637,314	642,530
Property and equipment, net	7,851,237	7,970,570
Goodwill	6,339,574	6,339,574
Other assets	3,310,748	2,938,999

Total assets	$206,540,679	$207,110,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Line of credit	$15,400,000	$72,950,000
Notes payable — related party	—	39,560,110
Deferred tax liability	19,676,383	11,905,768
Accounts payable and other liabilities	11,144,291	8,092,844
Capital lease obligations	292,576	218,765

Total liabilities	46,513,250	132,727,487

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; Issued and outstanding shares — 37,225,275 at March 31, 2004 and 28,448,449 at December 31, 2003	372,253	284,484
Additional paid in capital	159,100,971	36,385,000
Retained earnings	554,205	37,713,205

Total equity	160,027,429	74,382,689

Total liabilities and equity	$206,540,679	$207,110,176

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Income

	Three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Revenues
Purchased receivable revenues	$49,586,774	$34,614,193
Finance contract revenues	160,857	141,206

Total revenues	49,747,631	34,755,399
Expenses
Salaries and benefits	61,418,146	11,359,973
Collections expense	12,305,523	9,154,942
Occupancy	1,398,295	952,907
Administrative	1,279,671	881,790
Depreciation	726,840	642,678
Loss on disposal of equipment	26,526	592

Total operating expense	77,155,001	22,992,882

Income (loss) from operations	(27,407,370)	11,762,517
Net interest expense	994,241	1,831,659
Other income	(24,784)	(69,604)

Income (loss) before income taxes	(28,376,827)	10,000,462
Income taxes	7,782,173	2,024,606

Net income (loss)	$(36,159,000)	$7,975,856

Pro forma income tax expense (benefit)	$(10,556,180)	$3,720,572

Pro forma net income (loss)	$(17,820,647)	$6,279,890

Weighted average number of shares
Basic	33,849,573	28,448,449
Diluted	33,849,573	28,448,449
Earnings per common share outstanding:
Basic	$(1.07)	$0.28
Diluted	$(1.07)	$0.28
Proforma earnings per common share outstanding:
Basic	$(0.53)	$0.22
Diluted	$(0.53)	$0.22

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Cash Flows

	Three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$(36,159,000)	$7,975,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	726,840	642,678
Deferred income taxes	7,770,615	2,024,606
Share-based compensation expense	26,676,334	—
Loss on disposal of equipment	26,526	592
Provision for losses on finance contracts	25,302	30,000
Changes in assets and liabilities:
Increase in other assets	(427,954)	(69,116)
Increase in accounts payable and other liabilities	1,495,418	2,584,221

Net cash provided by operating activities	134,081	13,188,537

Cash flows from investing activities
Investment in purchased receivables, net of buy backs	(10,569,845)	(22,879,259)
Principal collected on purchased receivables	15,609,280	9,403,537
Investment in finance contracts	(164,546)	(280,505)
Principal collected on finance contracts	144,460	145,042
Purchase of fixed assets	(474,102)	(521,072)

Net cash provided by (used in) investing activities	4,545,247	(14,132,257)

Cash flows from financing activities
Borrowings under line of credit	11,500,000	16,800,000
Repayment of line of credit	(69,050,000)	(14,650,000)
Borrowings from related party	—	889,682
Repayments to related party	(39,560,110)	—
Repayment of capital lease obligations	(29,916)	(20,227)
Dividends and distributions paid	(1,000,000)	—
Additional assets contributed	50,406	—
Proceeds from initial public offering, net of costs	96,077,000	—

Net cash provided by (used in) financing activities	(2,012,620)	3,019,455

Net increase in cash	2,666,708	2,075,735
Cash at beginning of period	5,498,836	2,280,861

Cash at end of period	$8,165,544	$4,356,596

Supplemental disclosure of cash flow information
Cash paid for interest	$956,839	$843,470
Cash paid for income taxes	58,102	—
Non-cash investing and financing activities:
Capital lease obligations incurred	103,726	44,191

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Reporting Entity

     Asset Acceptance Capital Corp. (the “Company”) commenced an initial public offering (“IPO”) of common stock on February 5, 2004. On February 4, 2004, a reorganization was completed in which all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp. were contributed to Asset Acceptance Capital Corp. in exchange for all of the outstanding shares of common stock of Asset Acceptance Capital Corp. AAC Investors, Inc. and RBR Holding Corp. held a 60% and 40% ownership interest in Asset Acceptance Holdings LLC, respectively. The resulting consolidated entity includes Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and Asset Acceptance Holdings LLC and subsidiaries. Prior to this reorganization, Asset Acceptance Capital Corp. did not conduct any business and did not have any assets or liabilities, except as related to the IPO. This reorganization was recorded at cost. All periods presented have been restated to reflect this reorganization.

     AAC Investors, Inc. was formed in September 2002 for the purpose of acquiring an interest in Asset Acceptance Holdings LLC and subsidiaries. Effective at the close of business on September 30, 2002, AAC Investors, Inc. completed the acquisition of 60% of Asset Acceptance Holdings LLC.

     We have presented pro forma income taxes and pro forma net income assuming the consolidated entity had been a C corporation for all periods presented. Tax rates used for pro forma income taxes are equal to the rates that would have been in effect had we been required to report tax expense in such years.

     The consolidated financial statements of the Company include Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp., and Asset Acceptance Holdings LLC and its wholly-owned subsidiaries, Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, Med-Fi Acceptance, LLC, and Consumer Credit, LLC. The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, however, the accompanying unaudited consolidated financials statements contain all adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2004 and its results of operations and its cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations of the Company for the three month periods ended March 31, 2004 and 2003 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2003.

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

     The Company also finances the sales of consumer product retailers located primarily in Michigan and Florida.

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

     The Company accounts for its investment in purchased receivables using the guidance provided by the Accounting Standards Executive Committee Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” The Company purchases pools of homogenous accounts receivable (static pool) and records each pool at its acquisition cost. Each static pool retains its own identity and does not change. Each pool is accounted for as a single unit for recognition of revenue, principal payments and impairment. Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics (paper type). Based on historical cash collections, each pool is given an expected life of 60 months. The actual life of each pool may vary, but each pool generally amortizes between 50 and 60 months. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed monthly and compared to historical cash flows, by paper type, to determine whether each pool is performing as expected. If a pool is not performing as expected, the IRR is adjusted either up or down so that the carrying value of the pool amortizes close to its expected life.

     The cost recovery method prescribed by Practice Bulletin 6 is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio. As of March 31, 2004, we had 52 pools on the cost recovery method with an aggregate carrying value of $2.8 million or less than 1.6% of the total carrying value of all purchased receivables.

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

     Changes in purchased receivables portfolios for the three months ended March 31, 2004 and March 31, 2003 were as follows:

	Three months ended March 31,
	2004	2003
Balance at beginning of period	$183,719,667	$133,336,581
Investment in purchased receivables, net of buy backs	12,125,876	22,879,260
Cash collections	(65,196,055)	(44,017,730)
Purchased receivable revenues	49,586,774	34,614,193

Balance at end of period	$180,236,262	$146,812,304

     Finance Contract Receivables

     Finance contract revenues are recognized based on the accretion of the discount at which these contracts are financed over their respective terms. Unearned discounts on finance contract receivables were approximately $403,000 and $417,000 at March 31, 2004 and December 31, 2003, respectively. The fair value of finance contract receivables does not materially differ from their book value. Interest is recognized over the life of the contract. An allowance for doubtful accounts is established to reflect accounts for which collection has been delayed or is in doubt. The allowance for doubtful accounts, which is netted against finance contract receivables on the consolidated statements of financial position, was approximately $88,000 and $106,000 at March 31, 2004 and December 31, 2003, respectively.

     Collections from Third Parties

     The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross collections paid to the third parties as a component of collection expense. The percent of gross collections from such third party relationships were 18.9% and 15.1% for the three months ended March 31, 2004 and 2003, respectively.

     Initial Public Offering

     The Company received net proceeds of $96.1 million from the initial public offering of 7,000,000 shares of common stock which were used to eliminate the related party debt of $40.0 million, reduce the line of credit by $37.7 million and pay withholding taxes on behalf of the SAR holders in the amount of $18.4 million.

     Share Appreciation Rights Compensation Charge

     As previously announced in the Company's S-1 Registration Statement and the Company's Annual Report on form 10-K, the Company recognized a compensation charge (including related payroll taxes) of $45.7 million ($28.7 million net of income taxes) during the first quarter of 2004 for its share appreciation rights plan. The share appreciation rights plan, adopted by Asset Acceptance Holdings LLC during 2002, granted participants the right to share in the appreciation of the value of Asset Acceptance Holdings LLC. The benefit earned was based on certain financial objectives and vested 100% upon completion of the IPO. There were 1,200,638 share appreciation rights outstanding at the time of the IPO.

     Deferred Tax Charge

     As previously announced in the Company's S-1 Registration Statement and the Company's Annual Report on form 10-K, the Company recognized a deferred tax charge of $19.3 million during the first quarter of 2004 related to deferred taxes of RBR Holding Corp. RBR Holding Corp. was previously taxed as an S corporation under the Internal Revenue Code. The shareholders of RBR Holding Corp. included their respective shares of taxable income or loss in their individual tax returns and therefore no income tax expense was recognized on the financial statements of the Company. As a result of the reorganization completed on February 4, 2004, RBR Holding Corp. became a wholly-owned subsidiary of the Company and could no longer be taxed as an S Corporation. The provision for deferred income taxes results from temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates.

2. Related-Party Transactions

     On October 1, 2002, the Company borrowed $35.0 million from its shareholders. Interest on the note of 10% per annum, compounded on June 30 and December 31 of each year, and matured September 30, 2007 or upon the sale of substantially all assets of the Company or the sale of additional equity of the Company. The Company recognized $433,536 and $889,682 of interest expense on these notes for the three months ended March 31, 2004 and 2003, respectively. The Company owed the related party $39,560,110 as of December 31, 2003. This note was paid in full during February 2004.

3. Line of Credit

     The Company has a $100.0 million line of credit with a syndication of commercial lenders which originated September 30, 2002 and was amended most recently February 11, 2004. The Line is collateralized by all assets of the Company and expires May 31, 2007. Interest is at prime, or depending on the Company’s liquidity, at 25 basis points over prime, or alternatively, at rates between 200 and 275 basis points over the 30, 60, or 90 day LIBOR rate. The outstanding balance was $15,400,000 and $72,950,000 at March 31, 2004 and December 31, 2003, respectively. The line of credit facility has certain covenants and restrictions with which the Company must comply, including:

•	Funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes.

•	Leverage ratio (as defined in the line of credit agreement) cannot exceed 1.5 to 1.0.

•	Debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 1.25 to 1.0.

     The Company’s management believes it is in compliance with all terms of its line of credit agreement as of March 31, 2004.

4. Property and Equipment

     Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	March 31,	December 31,
	2004	2003
Computers and software	$6,768,420	$6,641,311
Furniture and fixtures	5,592,909	5,284,614
Leasehold improvements	676,341	689,043
Equipment under capital lease	427,917	397,908
Automobiles	133,325	133,325

Total property and equipment, cost	13,598,912	13,146,201
Less accumulated depreciation	(5,747,675)	(5,175,631)

Net property and equipment	$7,851,237	$7,970,570

5. Stock Based Compensation

     Effective January 1, 2004, the Company adopted the fair value recognition provisions of FAS 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2004.

     The Company adopted a stock incentive plan during February 2004 which authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to key employees, primarily management. The Company has reserved 3,700,000 shares of common stock for issuance in conjunction with all options and other stock-based awards to be granted under the plan. The purpose of the plan is (1) to promote the best interests of the Company and its shareholders by encouraging employees to acquire an ownership interest in the Company, thus identifying their interests with those of shareholders and (2) to enhance the ability of the Company to attract and retain qualified employees, consultants and non-employee directors. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of Common Stock.

Stock Options

     As of March 31, 2004 the Company had issued 75,000 stock options under the plan. All options, granted under the Stock Incentive Plan, vest 50% after one year and 100% after two years. These options have been granted to non-employee directors of the Company. The related expense of $23,936 for the three months ended March 31, 2004 is included in administrative expenses. The following summarizes all stock option related transactions from January 1, 2004 through March 31, 2004.

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
January 1, 2004	—	—
Granted	75,000	$16.40
Cancelled	—	—

March 31, 2004	75,000	$16.40

     The following options information is as of March 31, 2004:

			Weighted-Average
Exercise	Fair Value of	Number	Remaining	Weighted-Average		Weighted-Average
Price	Option Granted	Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$15.00	$4.84	45,000	9.85	$15.00	—	$15.00
$18.50	$5.90	30,000	9.92	$18.50	—	$18.50

Total		75,000	9.88	$16.40	—	—

     The Company utilizes the Black-Scholes option-pricing model to calculate the value of the stock options when granted. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. The Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The fair value of each option was based on the following assumptions:

Options issue year:	2004
Weighted average fair value of options granted	$5.26
Expected Volatility	30.00%
Risk-free interest rate	2.98%-3.15%
Expected dividend yield	0.00%
Expected life	5 Years

     Share Appreciation Rights

     In 2002, Asset Acceptance Holdings LLC adopted a share appreciation rights plan for certain key employees. The purpose of the plan was to further the long-term stability and financial success of the Company, as participants in the plan have the potential to share in the appreciation of the value of Asset Acceptance Holdings LLC. A benefit may be earned by participants if certain financial objectives are met upon partial or complete liquidation events, as defined in the plan.

     In connection with the consummation of the Company’s initial public offering in February 2004, the Company exercised its right to vest 100% of the share appreciation rights held by the participants in the plan which resulted in payment of $18.4 million dollars for the applicable withholding taxes due by the participants and the issuance of 1,776,826 unregistered shares of the Company’s common stock to the participants. As a result, the Company recognized a compensation charge including employer payroll taxes of $45.7 million ($28.7 million net of tax) during the first quarter of 2004 for its share appreciation rights plan.

6. Litigation Contingencies

     The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of March 31, 2004 and does not believe exposure to be material.

7. Income taxes

     Income taxes for the three months ended March 31, 2004 included: (1) a deferred tax charge of $19.3 million resulting from RBR Holding Corp. losing its S Corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004 and (2) a tax benefit of $17.0 million from the vesting of 1,200,638 share appreciation rights related to Asset Acceptance Holdings LLC’s 2002 share appreciation rights plan.

     Income taxes for the three months ended March 31, 2004 (excluding the deferred tax charge related to RBR Holding Corp. and the tax benefit related to the vesting of the share appreciation rights) reflected income tax expense on only 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (then a 40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Income taxes during the period of February 5, 2004 through March 31, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the reorganization that occurred on February 4, 2004 related to the IPO. Income taxes for the three month period ended March 31, 2003 of $2.0 million reflected income tax expense on only 60% of pretax income as RBR Holding Corp. was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns.

     Components of income tax expense are set forth below:

	Three months ended,
	March 31, 2004	March 31, 2003
Income taxes consist of:
State actual	$11,558	$—
Federal deferred — net	7,379,436	1,901,564
State deferred — net	391,179	123,042

Total	$7,782,173	$2,024,606

     Tax expense differs from the application of statutory rates to pretax income. The reconciliation of income tax expense and the statutory rates is set forth below:

	Three months ended,
	March 31, 2004	March 31, 2003
Federal taxes at statutory rate	$(9,911,525)	$3,431,944
S-corporation benefit — federal	(825,193)	(1,530,380)
S-corporation benefit — state	(51,869)	(96,195)
Deferred tax charge — federal	18,116,154	—
Deferred tax charge — state	1,190,490	—
State income taxes, net of federal tax benefit	(735,884)	219,237

Effective income taxes	$7,782,173	$2,024,606

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

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

•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	our ability to maintain existing, and secure additional, financing on acceptable terms;

•	our ability to recover sufficient amounts on our charged-off receivable portfolios;

•	our ability to make accurate estimates of the timing and amount of future cash receipts for purposes of recording purchased receivable revenues in accordance with Accounting Standards Executive Committee Practice Bulletin 6 (PB6);

•	our ability to hire and retain qualified personnel;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	changes in, or failure to comply with, governmental regulations;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	our ability to respond to changes in technology and increased competition; and

•	other unanticipated events and conditions that may hinder our ability to compete.

Significant Events during the three months ended March 31, 2004

     Reorganization and Initial Public Offering

     We completed a reorganization on February 4, 2004 and commenced an initial public offering (“IPO”) of common stock on February 5, 2004. The reorganization was completed pursuant to which all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp., which held 60% and 40% of the ownership interests in Asset Acceptance Holdings LLC, respectively, were contributed to Asset

Acceptance Capital Corp. in exchange for all of the outstanding shares of common stock of Asset Acceptance Capital Corp. The resulting consolidated entity includes Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and Asset Acceptance Holdings LLC and its subsidiaries. Prior to this reorganization, Asset Acceptance Capital Corp. did not conduct any business and did not have any assets or liabilities, except as related to the IPO.

     We received net proceeds of $96.1 million from the initial public offering of 7,000,000 shares of common stock which were used to eliminate related party debt of $40.0 million, reduce the line of credit by $37.7 million and pay withholding taxes on behalf of SAR holders in the amount of $18.4 million.

Share Appreciation Rights Compensation Charge

     We recognized a compensation charge of $45.0 million and $0.7 million of related payroll taxes ($28.7 million net of income taxes) during the first quarter of 2004 for the vesting of share appreciation rights. The share appreciation rights plan, adopted by Asset Acceptance Holdings LLC during 2002, granted participants the right to share in the appreciation of the value of Asset Acceptance Holdings LLC. The benefit earned was based on certain financial objectives and vested 100% upon completion of the IPO. There were 1,200,638 share appreciation rights outstanding at the time of the IPO.

Deferred Tax Charge

     We recognized a deferred tax charge of $19.3 million during the first quarter of 2004 related to deferred taxes of RBR Holding Corp. Prior to the reorganization completed on February 4, 2004, RBR Holding Corp. was taxed as an S corporation under the Internal Revenue Code and the shareholders of RBR Holding Corp. included their respective shares of taxable income or loss in their individual tax returns. As a result of the reorganization, RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. and could no longer be taxed as an S Corporation. Deferred income taxes were recognized in the first quarter of 2004 for the cumulative effect of all prior periods that RBR Holding Corp. was an S corporation.

Results of Operations

     The following table sets forth selected statement of income data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2004	2003
Revenues
Purchased receivable revenues	99.7%	99.6%
Finance contract revenues	0.3	0.4

Total revenues	100.0	100.0

Expenses
Salaries and benefits	123.5	32.7
Collections expense	24.7	26.3
Occupancy	2.8	2.8
Administrative	2.6	2.5
Depreciation	1.5	1.9
Loss on disposal of equipment	0.0	0.0

Total operating expense	155.1	66.2

Income (loss) from operations	(55.1)	33.8
Net interest expense	2.0	5.2
Other income	(0.1)	(0.2)

Income (loss) before income taxes	(57.0)	28.8
Income taxes	15.7	5.9

Net income (loss)	(72.7)%	22.9%

Pro forma income tax expense (benefit) (1)	(21.2)%	10.7%
Pro forma net income (loss) (1)	(35.8)%	18.1%

(1)	For comparison purposes we have presented pro forma net income which is net income adjusted for pro forma income taxes assuming all entities had been a C corporation for all periods presented.

     Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

     Revenue

     Total revenues were $49.7 million for the three months ended March 31, 2004, an increase of $14.9 million or 43.1% over total revenues of $34.8 million for the three months ended March 31, 2003. Purchased receivable revenues were $49.6 million for the three months ended March 31, 2004, an increase of $15.0 million or 43.3% over the three months ended March 31, 2003 amount of $34.6 million. The increase was due primarily to an increase in cash collections on charged-off consumer receivables to $65.2 million from $44.0 million, an increase of 48.1%. The increase in collections was primarily due to the increased number of consumer receivable portfolios as well as a heightened focus on collector efficiency. During the three months ended March 31, 2004, we acquired charged-off consumer receivables portfolios with an aggregate face value amount, net of buybacks, of $514.1 million at a cost of $12.4 million. Included in the 2004 purchases were two forward flow purchases with an aggregate face value of $80.6 million at a cost of $2.4 million. During the three months ended March 31, 2003, we acquired charged-off consumer receivables portfolios with an aggregate face value, net of buybacks, of $897.9 million at a cost of $23.1 million.

     Operating Expenses

     Total operating expenses were $77.2 million for the three months ended March 31, 2004, an increase of $54.2 million or 235.6% compared to total operating expenses of $23.0 million for the three months ended March 31, 2003. Total operating expenses were 118.3% of cash collections for the three months ended March 31, 2004 compared with 52.2% for the same period in 2003. Operating expenses include a $45.0 million compensation charge and a $0.7 million payroll tax charge related to the vesting of the outstanding share appreciation rights. Excluding the share appreciation rights and related payroll tax charge, total operating expenses were $31.5 million for the three months ended March 31, 2004, an increase of $8.5 million or 36.9% over the prior year. Excluding the share appreciation rights charge and related payroll taxes, operating expenses decreased to 48.3% of cash collections for the three months ended March 31, 2004 from 52.2% of cash collections for the same three month period in 2003. The improvement in operating expenses as a percent of cash collections was primarily attributable to strong collections resulting from an increased focus on collector efficiency combined with lower purchases of receivable portfolios during the first quarter of 2004 compared with the first quarter of 2003 which resulted in lower expenses associated with initial collection efforts.

     Salaries and Benefits. Salary and benefit expenses were $61.4 million for the three months ended March 31, 2004, an increase of $50.0 million or 440.7% compared to salary and benefit expenses of $11.4 million for the three months ended March 31, 2003. Salary and benefit expenses increased primarily due to a $45.0 million charge related to the vesting of the outstanding share appreciation rights and $0.7 million in related payroll taxes.

     Excluding the share appreciation rights charge and related payroll taxes, salary and benefit expenses were $15.7 million for the three months ended March 31, 2004, an increase of $4.3 million or 38.6% compared to 2003. The increase over the prior year was due to an increase in total employees which grew to 1,562 at March 31, 2004 from 1,302 at March 31, 2003, primarily in response to the growth in the number of portfolios of charged-off consumer receivables owned by us. As a percentage of cash collections, salary and benefit expenses, excluding the $45.7 million one-time charge described above, decreased to 24.2% for the three months ended March 31, 2004 from 25.8% of cash collections for the same period in 2003. The decrease as a percent of cash collections was primarily attributable to increased collector efficiencies during the first quarter of 2004 compared to the same period last year, partially offset by an increase in related bonuses paid to collectors.

     Collections Expense. Collections expense increased to $12.3 million for the three months ended March 31, 2004 reflecting an increase of $3.1 million or 34.4% over $9.2 million for the three months ended March 31, 2003. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense decreased to 18.9% of cash collections for the three months ended March 31, 2004 from 20.8% for the three months ended March 31, 2003. This decrease was primarily due to a decrease in the number of new accounts purchased in the quarter compared to the same period last year. The decrease in acquisitions led to lower letter volumes, credit reports and other collection expenses normally associated with initial collection efforts.

     Occupancy. Occupancy expense was $1.4 million for the three months ended March 31, 2004, an increase of $0.4 million or 46.7% over occupancy expense of $1.0 million for the three months ended March 31, 2003. The increase was primarily attributable to the move of our Florida location to Riverview, Florida in January 2004, the move of our Phoenix, Arizona location and the addition of our Chicago, Illinois location in September 2003.

     Administrative. Administrative expenses increased to $1.3 million for the three months ended March 31, 2004 from $0.9 million for the three months ended March 31, 2003, reflecting a $0.4 million or 45.1% increase. The increase in administrative expenses was principally a result of the increased number of accounts being processed.

     Depreciation. Depreciation expense was $0.7 million for the three months ended March 31, 2004, an increase of $0.1 million or 13.1% over depreciation expense of $0.6 million for the three months ended March 31, 2003. The increase was due to capital expenditures during 2004 and 2003 which were required to support the increased number of accounts serviced by us and the purchase of furniture and technology equipment in our new and expanded facilities.

     Net Interest Expense

     Net interest expense was $1.0 million for the three months ended March 31, 2004, a decrease of $0.8 million or 45.7% compared to net interest expense of $1.8 million for the three months ended March 31, 2003. During February 2004, the company paid in full a related party debt of $40.0 million which resulted in a reduction in interest expense of $0.5 million during the three month ended March 31, 2004 compared to the same period the prior year. Additionally, the decrease in interest expense was due to lower average borrowings on our line of credit, which decreased to $42.4 million for the three months ended March 31, 2004 from $67.9 million for the same period in 2003. The reduction in our average borrowings was due primarily to payment of $37.7 million of debt from the proceeds of the IPO.

     Income Taxes

     Income taxes of $7.8 million for the three months ended March 31, 2004 included: (1) a deferred tax charge of $19.3 million resulting from RBR Holding Corp. losing its S Corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004 and (2) a tax benefit of $17.0 million from the vesting of 1,200,638 share appreciation rights related to Asset Acceptance Holdings LLC’s 2002 share appreciation rights plan.

     Income taxes for the three months ended March 31, 2004 (excluding the deferred tax charge related to RBR Holding Corp. and the tax benefit related to the vesting of the share appreciation rights) reflected income tax expense on only 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (then a 40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Income taxes during the period of February 5, 2004 through March 31, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the reorganization that occurred on February 4, 2004 related to our IPO. Income taxes for the three month period ended March 31, 2003 of $2.0 million reflected income tax expense on only 60% of pretax income as RBR Holding Corp. was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns.

Supplemental Performance Data

     Portfolio Performance

     The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since 1990 through March 31, 2004.

			Cash Collections	Collections as a
	Number of	Purchase	Including Cash	Percentage of
Purchase Period	Portfolios	Price(1)	Sales(2)	Purchase Price(2)
	(Dollars in thousands)
1990	9	$638	$3,082	483%
1991	12	280	1,438	514
1992	29	309	2,819	912
1993	30	790	7,690	973
1994	36	1,427	6,688	469
1995	53	1,519	7,482	493
1996	46	3,844	16,009	416
1997	45	4,345	25,702	592
1998	61	16,412	69,095	421
1999	51	12,926	46,041	356
2000	49	20,599	80,288	390
2001	62	43,138	132,489	307
2002	94	72,400	112,486	155
2003	76	89,306	60,619	68
2004 (3)	17	12,430	474	4

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios which occurred at the time of purchase.

(3)	Includes only three months of activity through March 31, 2004.

     Cash Collections

     The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.

Historical Collections (1)

													Three
													Months
Purchase	Purchase	Year Ended December 31,											Ended March 31,
Period	Amount(2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(Dollars in thousands)
Pre-1993		$1,394	$1,156	$910	$766	$517	$354	$276	$244	$201	$127	$148	$39
1993	$790	526	1,911	1,630	1,022	768	480	373	311	236	175	175	33
1994	1,427	—	345	1,763	1,430	1,005	647	457	357	258	176	188	28
1995	1,519	—	—	388	1,566	1,659	1,118	786	708	472	343	278	48
1996	3,844	—	—	—	827	3,764	3,085	2,601	2,098	1,440	1,041	816	182
1997	4,345	—	—	—	—	1,682	4,919	5,573	5,017	3,563	2,681	1,784	373
1998	16,412	—	—	—	—	—	4,835	15,220	15,045	12,962	11,021	7,987	1,448
1999	12,926	—	—	—	—	—	—	3,761	11,331	10,862	9,750	8,278	1,813
2000	20,599	—	—	—	—	—	—	—	8,895	23,444	22,559	20,318	4,608
2001	43,138	—	—	—	—	—	—	—	—	17,630	50,327	50,967	12,681
2002	72,400	—	—	—	—	—	—	—	—	—	22,340	70,813	18,917
2003	89,306	—	—	—	—	—	—	—	—	—	—	36,067	24,552
2004	12,430	—	—	—	—	—	—	—	—	—	—	—	474

Total		$1,920	$3,412	$4,691	$5,611	$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,819	$65,196

Cumulative Collections (1)

													Total
Purchase	Purchase	Total through December 31,											through March 31,
Period	Amount(2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(Dollars in thousands)
1993	$790	$526	$2,437	$4,067	$5,089	$5,857	$6,337	$6,710	$7,021	$7,257	$7,432	$7,607	$7,640
1994	1,427	—	345	2,108	3,538	4,543	5,190	5,647	6,004	6,262	6,438	6,626	6,654
1995	1,519	—	—	388	1,954	3,613	4,731	5,517	6,225	6,697	7,040	7,318	7,366
1996	3,844	—	—	—	827	4,591	7,676	10,277	12,375	13,815	14,856	15,672	15,854
1997	4,345	—	—	—	—	1,682	6,601	12,174	17,191	20,754	23,435	25,219	25,592
1998	16,412	—	—	—	—	—	4,835	20,055	35,100	48,062	59,083	67,070	68,518
1999	12,926	—	—	—	—	—	—	3,761	15,092	25,954	35,704	43,982	45,795
2000	20,599	—	—	—	—	—	—	—	8,895	32,339	54,898	75,216	79,824
2001	43,138	—	—	—	—	—	—	—	—	17,630	67,957	118,924	131,605
2002	72,400	—	—	—	—	—	—	—	—	—	22,340	93,153	112,070
2003	89,306	—	—	—	—	—	—	—	—	—	—	36,067	60,619
2004	12,430	—	—	—	—	—	—	—	—	—	—	—	474

Cumulative Collections as Percentage of Purchase Amount (1)

													Total
Purchase	Purchase	Total through December 31,											through March 31,
Period	Amount(2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
1993	$790	67%	308%	515%	644%	741%	802%	849%	889%	919%	941%	963%	967%
1994	1,427	—	24	148	248	318	364	396	421	439	451	464	466
1995	1,519	—	—	26	129	238	311	363	410	441	463	482	485
1996	3,844	—	—	—	22	119	200	267	322	359	386	408	412
1997	4,345	—	—	—	—	39	152	280	396	478	539	580	589
1998	16,412	—	—	—	—	—	29	122	214	293	360	409	417
1999	12,926	—	—	—	—	—	—	29	117	201	276	340	354
2000	20,599	—	—	—	—	—	—	—	43	157	266	365	388
2001	43,138	—	—	—	—	—	—	—	—	41	158	276	305
2002	72,400	—	—	—	—	—	—	—	—	—	31	129	155
2003	89,306	—	—	—	—	—	—	—	—	—	—	40	68
2004	12,430	—	—	—	—	—	—	—	—	—	—	—	4

(1)	Does not include proceeds from sales of any receivables.

(2)	Purchase amount refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

     Changes in Purchased Receivables

     The following table shows the changes in purchased receivables, including the amounts paid to acquire new portfolios, and the correlation between our cash collections on our purchased portfolios and revenue recognized on purchased receivables.

	Three Months ended March 31,
	2004	2003
	(In thousands)
Beginning balance	$183,720	$133,337
Investment in purchased receivables, net of buybacks	12,125	22,879
Cash collections	(65,196)	(44,018)
Purchased receivable revenues	49,587	34,614

Ending balance	$180,236	$146,812

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

     Below is a chart that illustrates our quarterly collections for years 2000 through March 31, 2004.

Cash Collections
Quarter	2000	2001	2002	2003	2004
First	$10,095,735	$15,592,577	$27,297,721	$44,017,730	$65,196,055
Second	10,669,184	17,661,537	30,475,078	51,190,533	—
Third	11,076,359	17,766,800	29,337,914	48,622,829	—
Fourth	12,164,526	20,046,733	33,429,419	53,988,333	—

     The following chart categorizes our purchased receivables portfolios, as of March 31, 2004, into the major asset types represented:

	Face Value of
	Charged-off		No. of
Asset Type	Receivables	%	Accounts	%
Visa®/MasterCard®/Discover®	$6,357,065,749	41.5%	2,293,496	16.1%
Private Label Credit Cards	2,377,484,321	15.5	3,379,515	23.8
Health Club	1,223,390,684	8.0	1,294,214	9.1
Auto deficiency	1,085,500,984	7.1	184,133	1.3
Telecommunications/Utility/Gas	1,064,796,320	7.0	2,360,543	16.6
Installment loans	669,482,376	4.4	193,870	1.4
Other(1)	2,525,097,808	16.5	4,496,067	31.7

Total	$15,302,818,242	100.0%	14,201,838	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

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

     The following chart categorizes our purchased receivables portfolios, as of March 31, 2004, into the major account types represented:

	Face Value of
	Charged-off		No. of
Account Type	Receivables	%	Accounts	%
Fresh	$911,061,061	6.0%	338,265	2.4%
Primary	3,201,491,807	20.9	2,122,165	14.9
Secondary	2,425,718,793	15.8	1,421,298	10.0
Tertiary(1)	8,041,975,548	52.6	9,951,258	70.1
Other	722,571,033	4.7	368,852	2.6

Total	$15,302,818,242	100.0%	14,201,838	100.0%

(1)	This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.

     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have less favorable collection laws than others and, therefore, are less desirable from a collectibility perspective. The following chart illustrates, as of March 31, 2004, our purchased receivables portfolios based on geographic location of debtor:

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables	%	Accounts	%
Texas(1)	$1,800,894,169	11.8%	1,389,520	9.8%
California	1,409,544,976	9.2	1,286,131	9.1
Florida(1)	1,379,105,698	9.0	997,261	7.0
Michigan(1)	1,347,894,597	8.8	1,561,191	11.0
Ohio(1)	982,253,056	6.4	1,058,769	7.5
New York	891,680,304	5.8	735,082	5.2
Illinois(1)	755,432,779	4.9	963,236	6.8
Pennsylvania	469,140,871	3.1	407,516	2.9
North Carolina	391,364,196	2.6	316,141	2.2
Georgia	388,498,678	2.5	324,059	2.3
Indiana	314,176,384	2.1	403,765	2.8
New Jersey(1)	305,297,695	2.0	262,476	1.8
Other(2)	4,867,534,839	31.8	4,496,691	31.6

Total	$15,302,818,242	100.0%	14,201,838	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

Liquidity and Capital Resources

     Historically, our primary sources of cash have been from operations and bank borrowings. However, during the first quarter of 2004 we completed our initial public offering and used $77.7 million of the proceeds to reduce our outstanding debt. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth.

     Borrowings

     We maintain a $100.0 million line of credit secured by a first priority lien on all of our assets that expires in May 2007 and bears interest at prime or 25 basis points over prime depending upon our liquidity as defined in the credit agreement. Alternately, at our discretion, we may borrow by entering into 30, 60 or 90 day LIBOR contracts at rates between 200 to 275 basis points over the respective LIBOR rates, depending on our liquidity. As of March 31, 2004, the balance outstanding on our line of credit was $15.4 million and had a weighted average interest rate of 3.81%. The line of credit has certain covenants and restrictions which we believe we are in compliance with as of March 31, 2004. During February 2004, we used $37.7 million of the proceeds from the IPO to reduce the outstanding amount on our line of credit.

     At December 31, 2003, we had a note payable outstanding to a related party totaling $39.6 million including principal and accrued interest. During February 2004, we used $40.0 million of the proceeds from the IPO to pay our related party debt in full.

     Cash Flows

     The majority of our purchases have been funded with internal cash flow. From January 1, 2002 through March 31, 2004, we invested $173.5 million in purchased receivables while our balance under the line of credit, increased by $15.4 million (excluding the payment of $37.7 million on our line of credit from the proceeds of the IPO).

     Company funds generated by operations, investing and financing activities, as reported in the consolidated statements of cash flows are summarized below.

     Our operating activities provided cash of $0.1 million and $13.2 million for the three months ended March 31, 2004 and 2003, respectively. Cash provided by operating activities for the three months ended March 31, 2004 includes the use of cash of $19.0 million for payment of withholding taxes and employer taxes related to the share appreciation rights. Excluding this use of cash, cash provided by operating activities would have been $19.1 million. Cash provided by operating activities for the three months ended March 31, 2003 of $13.2 million was generated primarily from net income earned through cash collections.

     Investing activities provided cash of $4.5 million for the three months ended March 31, 2004 and used cash of $14.1 million for the same period in 2003. For the three months ended March 31, 2004, cash provided from investing activities was primarily due to an excess of cash collections applied to principal over acquisitions of purchased receivables. For the three months ended March 31, 2003, cash used for investing purposes was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal.

     Financing activities used cash of $2.0 million for the three months ended March 31, 2004 and provided cash of $3.0 million for the same period in 2003. During 2004, the cash used for financing purposes was primarily due to the payment of notes to related parties and our line of credit. During 2003, borrowings under our line of credit, net of repayments, and borrowings from a related party were the primary sources of cash provided during 2004.

     Cash paid for interest was $1.0 million and $0.8 million for the three months ended March 31, 2004 and 2003, respectively. Cash paid for interest consisted of $0.6 million for the line of credit and $0.4 million paid for the related party debt for the three months ended March 31, 2004 and consisted of $0.8 million for the line of credit for the three months ended March 31, 2003.

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

Future Contractual Cash Obligations

     During February 2004, we reduced our outstanding debt by $77.7 million with a portion of the proceeds received from the IPO. We used $40.0 million of the proceeds to pay our related party debt in full and used $37.7 million to reduce our line of credit.

     The following table summarizes our future contractual cash obligations as of March 31, 2004:

	Years ending December 31,
	2004	2005	2006	2007	2008	Thereafter
Capital lease obligations	$111,250	$120,161	$69,953	$5,902	$—	$—
Operating leases(1)	3,203,817	5,183,525	5,652,027	5,427,496	4,514,743	16,996,358
Employment agreements	851,250	976,250	500,000	—	—	—
Line of credit	—	—	—	15,400,000	—	—

Total	$4,166,317	$6,279,936	$6,221,980	$20,833,398	$4,514,743	$16,996,358

(1)	On October 31, 2003, we entered into a lease for a new headquarters site in Warren, Michigan. The lease term is 120 months and is expected to commence on or about September 1, 2004. This lease has future contractual cash obligations of $26.0 million.

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

     Application of PB6 requires the use of estimates to calculate a projected IRR for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yield and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on IRR and revenues. For the three months ended March 31, 2004, every 20 basis point change in the average yield for all pools would have affected year-to-date revenue by approximately $1.1 million or 2.2%. A full percentage point change (100 basis points) in the average IRR for all pools would have affected year-to-date revenue by approximately $5.5 million or 11.1%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk relates to the interest rate risk with our variable line of credit. As of March 31, 2004, we had variable interest rate borrowings of $15.4 million. Assuming a 200 basis point increase in interest rates on our variable rate debt, interest expense would have increased approximately $196,000 and $139,000 for the three months ended March 31, 2004 and 2003, respectively. The estimated increases in interest expense are based on the portion of our variable interest debt that is not offset by interest rate swap agreements and assumes no changes in the volume or composition of the debt.

Item 4. Controls and Procedures

     With respect to the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported with the time periods specified in the Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. Currently, we are not named in any class action lawsuits in which an underlying class has been certified. However, as of May 3, 2004, we are named in nine class action lawsuits in which the underlying classes have not been certified. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (a) The rights of holders of shares of the Company’s common stock were modified by the amendment and restatement of the Company’s Certificate of Incorporation and Bylaws effective February 2, 2004. The modifications had the effect of (i) increasing the number of the Company’s authorized shares of common stock, (ii) authorizing shares of preferred stock with rights and preferences to be designated by the Company’s Board of Directors, and (iii) staggering the terms of members of the Company’s Board of Directors.

     (c) The following security sales were made by the Company in the period covered by this report:

     On February 4, 2004, pursuant to a Share Exchange Agreement entered into on October 24, 2003, all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp, which held 60% and 40% ownership interests in Asset Acceptance Holdings LLC, respectively, were contributed to Asset Acceptance Capital Corp. in exchange for all of the shares of common stock of Asset Acceptance Capital Corp. A total of 28,448,449 shares were issued to the stockholders of AAC Investors, Inc. and RBR Holding Corp., respectively, as a result of this share exchange. The issuance was effected pursuant to the registration exemption afforded by Regulation D and/or Section 4(2) of the Securities Act. No underwriters were involved in the sales of securities described in this paragraph.

     On September 30, 2002, Asset Acceptance Holdings LLC adopted the Year 2002 Share Appreciation Rights Plan pursuant to which approximately 60 employees were granted share appreciation rights entitling the holder to receive compensation under certain circumstances for an appreciation in the value of Asset Acceptance Holdings LLC. The share appreciation rights were subject to vesting and payment restrictions based upon term of the holder’s employment with Asset Acceptance Holdings LLC. In connection with the commencement of the Asset Acceptance Capital Corp.’s initial public offering, on February 5, 2004, Asset Acceptance Holdings LLC exercised its right to vest 100% of the share appreciation rights held by the holders which resulted in the issuance of 1,776,826 unregistered shares of the common stock of Asset Acceptance Capital Corp. to the holders as payment for a portion of the purchase price for these rights. This issuance was effected pursuant to the registration exemption afforded by Rule 701 and/or Section 4(2) of the Securities Act. No underwriters were involved in the sales of securities described in this paragraph.

Item 4. Submission of Matters to a Vote of Security Holders

     The shareholders, through a unanimous written consent on February 4, 2004, adopted the 2004 stock incentive plan. The plan became effective upon consummation of the initial public offering and has an aggregate of 3,700,000 shares of common stock reserved for issuance.

Item 6 Exhibits and Report on Form 8-K

(a) Exhibits

     31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

     31.2 Rule 13a-14(a) Certification of Chief Financial Officer.

     32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

(b) Current Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on March 10, 2004 relating to its reporting of the Results of Operations and Financial Condition for the quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSET ACCEPTANCE CAPITAL CORP.

Date: May 7, 2004	By:	/s/ Nathaniel F. Bradley IV
Nathaniel F. Bradley IV
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2004	By:	/s/ Mark A. Redman
Mark A. Redman
Vice President – Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer