Form 10-Q
period 2004-06-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2004-07-29
CIK 1264707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

     As of July 20, 2004, 37,225,275 shares of the Registrant’s common stock were outstanding.

10-Q Report

This Form 10-Q and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Financial Position

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash	$9,189,083	$5,498,836
Purchased receivables	197,503,693	183,719,667
Finance contract receivables, net	725,216	642,530
Property and equipment, net	7,600,245	7,970,570
Goodwill	6,339,574	6,339,574
Other assets	3,368,748	2,938,999

Total assets	$224,726,559	$207,110,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$17,600,000	$72,950,000
Notes payable — related party	—	39,560,110
Deferred tax liability	26,499,934	11,905,768
Accounts payable and other liabilities	8,686,307	8,092,844
Capital lease obligations	284,945	218,765

Total liabilities	53,071,186	132,727,487

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; Issued and outstanding shares – 37,225,275 at June 30, 2004 and 28,448,449 at December 31, 2003	372,253	284,484
Additional paid in capital	159,151,555	36,385,000
Retained earnings	12,131,565	37,713,205

Total equity	171,655,373	74,382,689

Total liabilities and equity	$224,726,559	$207,110,176

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)
Revenues
Purchased receivable revenues	$51,352,846	$37,816,717	$100,939,620	$72,430,910
Finance contract revenues	153,776	174,320	314,633	315,526

Total revenues	51,506,622	37,991,037	101,254,253	72,746,436
Expenses
Salaries and benefits	16,465,210	13,022,371	77,883,356	24,382,344
Collections expense	12,773,687	10,111,271	25,079,210	19,266,213
Occupancy	1,419,857	1,014,231	2,818,152	1,967,138
Administrative	1,361,671	855,054	2,641,342	1,736,844
Depreciation	736,747	594,853	1,463,587	1,237,531
Loss on disposal of equipment	16,380	2,122	42,906	2,714

Total operating expense	32,773,552	25,599,902	109,928,553	48,592,784

Income (loss) from operations	18,733,070	12,391,135	(8,674,300)	24,153,652
Net interest expense	335,703	1,757,736	1,329,944	3,589,395
Other income	(174)	(111,294)	(24,958)	(180,898)

Income (loss) before income taxes	18,397,541	10,744,693	(9,979,286)	20,745,155
Income taxes	6,820,181	2,192,531	14,602,354	4,217,137

Net income (loss)	$11,577,360	$8,552,162	$(24,581,640)	$16,528,018

Pro forma income tax expense (benefit)		$3,997,455	$(3,712,295)	$7,718,027

Pro forma net income (loss)		$6,747,238	$(6,266,991)	$13,027,128

Weighted average number of shares :
Basic	37,225,275	28,448,449	35,537,424	28,448,449
Diluted	37,235,470	28,448,449	35,537,424	28,448,449
Earnings per common share outstanding:
Basic	$0.31	$0.30	$(0.69)	$0.58
Diluted	$0.31	$0.30	$(0.69)	$0.58
Proforma earnings per common share outstanding:
Basic		$0.24	$(0.18)	$0.46
Diluted		$0.24	$(0.18)	$0.46

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Cash Flows

	Six months ended June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(24,581,640)	$16,528,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,463,587	1,237,531
Deferred income taxes	14,594,166	4,217,137
Share-based compensation expense	26,726,917	—
Loss on disposal of equipment	42,906	2,714
Provision for losses on finance contracts	70,623	71,971
Changes in assets and liabilities:
(Increase) decrease in other assets	(547,992)	135,144
Increase in accounts payable and other liabilities	425,705	3,223,016

Net cash provided by operating activities	18,194,272	25,415,531

Cash flows from investing activities
Investment in purchased receivables, net of buybacks	(45,438,734)	(36,905,668)
Principal collected on purchased receivables	31,822,466	22,777,352
Investment in finance contracts	(413,909)	(509,838)
Principal collected on finance contracts	260,601	268,389
Proceeds from sale of fixed assets	—	1,956
Purchase of fixed assets	(884,633)	(1,084,923)

Net cash used in investing activities	(14,654,209)	(15,452,732)

Cash flows from financing activities
Borrowings under line of credit	41,320,000	22,900,000
Repayment of line of credit	(96,670,000)	(29,200,000)
Borrowings from related party	—	1,779,363
Repayments to related party	(39,560,110)	—
Repayment of capital lease obligations	(67,112)	(37,575)
Dividends and distributions paid	(1,000,000)	(182,600)
Additional assets contributed	50,406	—
Proceeds from initial public offering, net of costs	96,077,000	—

Net cash provided by (used in) financing activities	150,184	(4,740,812)

Net increase in cash	3,690,247	5,221,987
Cash at beginning of period	5,498,836	2,280,861

Cash at end of period	$9,189,083	$7,502,848

Supplemental disclosure of cash flow information
Cash paid for interest	$1,217,810	$1,516,463
Cash paid for income taxes	93,584	—
Non-cash investing and financing activities:
Capital lease obligations incurred	133,292	73,652

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

     The consolidated financial statements of the Company include Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp., and Asset Acceptance Holdings LLC and its wholly-owned subsidiaries, Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, Rx Acquisitions, LLC (formerly known as Med-Fi Acceptance, LLC), and Consumer Credit, LLC. The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2004 and its results of operations for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003. The results of operations of the Company for the three and six month periods ended June 30, 2004 and 2003 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2003.

Nature of Operations

     The Company is a leading purchaser and collector of charged-off consumer receivables in the United States. These receivables are acquired from consumer credit originators, primarily credit card issuers, consumer finance companies, retail merchants and telecommunications and other utility providers as well as from resellers and other holders of consumer debt. As part of the collection process, the Company occasionally sells receivables from these portfolios to unaffiliated companies.

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

     The cost recovery method prescribed by Practice Bulletin 6 is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio. As of June 30, 2004, the Company had 51 pools on the cost recovery method with an aggregate carrying value of $3.5 million or less than 1.8% of the total carrying value of all purchased receivables.

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

     Changes in purchased receivables portfolios for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003 were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Beginning balance	$180,236,262	$146,812,304	$183,719,667	$133,336,581
Investment in purchased receivables, net of buybacks	33,480,616	14,026,408	45,606,492	36,905,668
Cash collections	(67,566,031)	(51,190,532)	(132,762,086)	(95,208,262)
Purchased receivable revenues	51,352,846	37,816,717	100,939,620	72,430,910

Ending balance	$197,503,693	$147,464,897	$197,503,693	$147,464,897

Finance Contract Receivables

     Finance contract revenues are recognized based on the accretion of the discount at which these contracts are financed over their respective terms. Unearned discounts on finance contract receivables were approximately $444,000 and $417,000 at June 30, 2004 and December 31, 2003, respectively. The fair value of finance contract receivables does not materially differ from their book value. Interest is recognized over the life of the contract. An allowance for doubtful accounts is established for estimated losses on accounts for which collection has been delayed or is in doubt. The allowance for doubtful accounts, which is netted against finance contract receivables on the consolidated statements of financial position, was approximately $87,000 and $106,000 at June 30, 2004 and December 31, 2003, respectively.

Collections from Third Parties

     The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross collections paid to the third parties as a component of collection expense. The percent of gross collections from such third party relationships were 21% and 16% for the three months ended June 30, 2004 and 2003, and 20% and 16% for the six months ended June 30, 2004 and 2003, respectively.

Initial Public Offering

     The Company received net proceeds of $96.1 million from the IPO of 7,000,000 shares of common stock which were used to eliminate the related party debt of $40.0 million, reduce the line of credit by $37.7 million and pay withholding taxes on behalf of the share appreciation rights holders in the amount of $18.4 million.

Share Appreciation Rights Compensation Charge

     As previously announced in the Company’s Registration Statement on Form S-1 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and further described on Form 10-Q for the three months ended March 31, 2004, the Company recognized a compensation charge (including related payroll taxes) of $45.7 million ($28.7 million net of income taxes) during the first quarter of 2004 for its share appreciation rights plan. The share appreciation rights plan, adopted by Asset Acceptance Holdings LLC during 2002, granted participants the right to share in the appreciation of the value of Asset Acceptance Holdings LLC. The benefit earned was based on certain financial objectives and vested 100% upon completion of the IPO. There were 1,200,638 share appreciation rights outstanding at the time of the IPO.

Deferred Tax Charge

     As previously announced in the Company’s Registration Statement on Form S-1 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and further described on Form

10-Q for the three months ended March 31, 2004, the Company recognized a deferred tax charge of $19.3 million during the first quarter of 2004 related to deferred taxes of RBR Holding Corp. RBR Holding Corp. was previously taxed as an S corporation under the Internal Revenue Code. The shareholders of RBR Holding Corp. included their respective shares of taxable income or loss in their individual tax returns and therefore no income tax expense was recognized on the financial statements of the Company. As a result of the reorganization completed on February 4, 2004, RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. and could no longer be taxed as an S corporation. The provision for deferred income taxes results from temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates.

2. Related-Party Transactions

     On October 1, 2002, the Company borrowed $35.0 million from its shareholders. Interest on the notes of 10% per annum, compounded on June 30 and December 31 of each year, and matured September 30, 2007 or upon the sale of substantially all assets of the Company or the sale of additional equity of the Company. The Company recognized $433,536 and $1,779,364 of interest expense on these notes for the six months ended June 30, 2004 and 2003, respectively. The Company owed the related parties $39,560,110 as of December 31, 2003. These notes were paid in full during February 2004.

3. Line of Credit

     The Company has a $100.0 million line of credit with a syndicate of commercial lenders which originated on September 30, 2002 and was amended most recently on February 11, 2004. The line of credit is collateralized by all assets of the Company and expires May 31, 2007. Interest is at prime, or depending on the Company’s liquidity, at 25 basis points over prime, or alternatively, at rates between 200 and 275 basis points over the 30, 60, or 90 day LIBOR rate. The outstanding balance was $17,600,000 and $72,950,000 at June 30, 2004 and December 31, 2003, respectively. The line of credit facility has certain covenants and restrictions with which the Company must comply, including:

•	Funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes.

•	Leverage ratio (as defined in the line of credit agreement) cannot exceed 1.5 to 1.0.

•	Debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 1.25 to 1.0.

     The Company’s management believes it is in compliance with all terms of its line of credit agreement as of June 30, 2004.

4. Property and Equipment

     Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	June 30,	December 31,
	2004	2003
Computers and software	$7,133,184	$6,641,311
Furniture and fixtures	5,611,908	5,284,614
Leasehold improvements	676,341	689,043
Equipment under capital lease	457,483	397,908
Automobiles	133,325	133,325

Total property and equipment, cost	14,012,241	13,146,201
Less accumulated depreciation	(6,411,996)	(5,175,631)

Net property and equipment	$7,600,245	$7,970,570

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

Stock Options

     As of June 30, 2004, the Company had issued options to purchase 78,850 shares of its common stock under the plan. These options have been granted to non-employee directors of the Company. Options granted under the Stock Incentive Plan generally vest 50% after one year from the grant date and 100% after two years from the grant date, however where directors accept options in lieu of cash compensation, the options vest immediately. The related expense of $74,520 for the six months ended June 30, 2004 is included in administrative expenses. The following summarizes all stock option related transactions from January 1, 2004 through June 30, 2004.

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
January 1, 2004	—	—
Granted	78,850	$16.55
Cancelled	—	—

June 30, 2004	78,850	$16.55

     The following options information is as of June 30, 2004:

			Weighted-
	Fair		Average	Weighted-		Weighted-
	Value of		Remaining	Average		Average
	Option	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Granted	Outstanding	Life	Price	Exercisable	Price
$15.00	$4.84	45,000	9.60	$15.00	—	$15.00
$18.50	$5.90	30,000	9.67	$18.50	—	$18.50
$19.48	$6.57	3,850	9.88	$19.48	3,850	$19.48

Total		78,850	9.64	$16.55	3,850	$19.48

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

Options issue year:	2004
Weighted average fair value of options granted	$5.33
Expected Volatility	30.00%
Risk-free interest rate	2.98%-3.93%
Expected dividend yield	0.00%
Expected life	5 Years

Share Appreciation Rights

     In 2002, Asset Acceptance Holdings LLC adopted a share appreciation rights plan for certain key employees. The purpose of the plan was to further the long-term stability and financial success of the Company, as participants in the plan had the potential to share in the appreciation of the value of Asset Acceptance Holdings LLC. Benefits were earned by participants based on certain financial objectives.

     In connection with the consummation of the Company’s IPO in February 2004, the Company exercised its right to vest 100% of the share appreciation rights held by the participants in the plan which resulted in payment of $18.4 million dollars for the applicable withholding taxes due by the participants and the issuance of 1,776,826 unregistered shares of the Company’s common stock to the participants. As a result, the Company recognized a compensation charge including employer payroll taxes of $45.7 million ($28.7 million net of tax) during the first quarter of 2004 for its share appreciation rights plan.

6. Litigation Contingencies

     The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of June 30, 2004 and does not believe exposure to be material.

7. Income Taxes

     Income taxes for the six months ended June 30, 2004 included: (1) a deferred tax charge of $19.3 million resulting from RBR Holding Corp. losing its S corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004 and (2) a tax benefit of $17.0 million from the vesting of 1,200,638 share appreciation rights related to Asset Acceptance Holdings LLC’s 2002 share appreciation rights plan.

     Income taxes for the six months ended June 30, 2004 (excluding the deferred tax charge related to RBR Holding Corp. and the tax benefit related to the vesting of the share appreciation rights) reflected income tax expense on only 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Income taxes during the period February 5, 2004 through June 30, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the reorganization that occurred on February 4, 2004 related to the IPO. Income taxes for the six month period ended June 30, 2003 of $4.2 million reflected income tax expense on only 60% of pretax income as RBR Holding Corp. was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns.

     Components of income tax expense are set forth below:

	Three months ended,		Six months ended,
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Income taxes consist of:
State actual	$(3,371)	$—	$8,187	$—
Federal deferred — net	6,419,865	2,079,290	13,799,301	3,980,854
State deferred — net	403,687	113,241	794,866	236,283

Total	$6,820,181	$2,192,531	$14,602,354	$4,217,137

     Tax expense differs from the application of statutory rates to pretax income. The reconciliation of income tax expense and the statutory rates is set forth below:

	Three months ended,		Six months ended,
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Federal taxes at statutory rate	$6,419,865	$3,623,449	$(3,491,660)	$7,055,393
S corporation benefit — federal	—	(1,544,159)	(825,193)	(3,074,539)
S corporation benefit — state	—	(102,746)	(51,869)	(198,941)
Deferred tax charge — federal	—	—	18,116,154	—
Deferred tax charge — state	—	—	1,190,490	—
State income taxes, net of federal tax benefit	400,316	215,987	(335,568)	435,224

Effective income taxes	$6,820,181	$2,192,531	$14,602,354	$4,217,137

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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include the following:

•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	our ability to maintain existing, and secure additional financing on acceptable terms;

•	our ability to recover sufficient amounts on our charged-off receivable portfolios;

•	our ability to make accurate estimates of the timing and amount of future cash receipts for purposes of recording purchased receivable revenues in accordance with Accounting Standards Executive Committee Practice Bulletin 6 (PB6);

•	our ability to hire and retain qualified personnel;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	changes in, or failure to comply with, governmental regulations;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	our ability to respond to changes in technology and increased competition; and

•	other unanticipated events and conditions that may hinder our ability to compete.

Significant Events During the Six Months Ended June 30, 2004

Reorganization and Initial Public Offering

     We completed a reorganization on February 4, 2004 and commenced an initial public offering (“IPO”) of common stock on February 5, 2004. The reorganization was completed pursuant to which all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp., which hold 60% and 40% of the ownership interests in Asset Acceptance Holdings LLC, respectively, were contributed to Asset Acceptance Capital Corp. in exchange for all of the outstanding shares of common stock of Asset Acceptance Capital Corp. The resulting consolidated entity includes Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and Asset Acceptance Holdings LLC and its subsidiaries. Prior to this reorganization, Asset Acceptance Capital Corp. did not conduct any business and did not have any assets or liabilities, except as related to the IPO.

     We received net proceeds of $96.1 million from the IPO of 7,000,000 shares of common stock which were used to eliminate related party debt of $40.0 million, reduce the line of credit by $37.7 million and pay withholding taxes on behalf of share appreciation rights (“SAR”) holders in the amount of $18.4 million.

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

Results of Operations

     The following table sets forth selected statement of income data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Purchased receivable revenues	99.7%	99.5%	99.7%	99.6%
Finance contract revenues	0.3	0.5	0.3	0.4

Total revenues	100.0	100.0	100.0	100.0

Expenses
Salaries and benefits	32.0	34.3	76.9	33.5
Collections expense	24.8	26.6	24.8	26.5
Occupancy	2.8	2.7	2.8	2.7
Administrative	2.6	2.2	2.6	2.4
Depreciation	1.4	1.6	1.5	1.7
Loss on disposal of equipment	0.0	0.0	0.0	0.0

Total operating expense	63.6	67.4	108.6	66.8

Income (Loss) from operations	36.4	32.6	(8.6)	33.2
Net interest expense	0.7	4.6	1.3	4.9
Other expense (income)	0.0	(0.3)	0.0	(0.2)

Income (Loss) before income taxes	35.7	28.3	(9.9)	28.5
Income taxes	13.2	5.8	14.4	5.8

Net income (loss)	22.5%	22.5%	(24.3)%	22.7%

Pro forma income tax expense (benefit) (1)		10.5%	(3.7)%	10.6%

Pro forma net income (loss) (1)		17.8%	(6.2)%	17.9%

(1)	For comparison purposes we have presented pro forma net income which is net income adjusted for pro forma income taxes assuming all entities had been a C corporation for all periods presented.

   Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

   Revenue

     Total revenues were $51.5 million for the three months ended June 30, 2004, an increase of $13.5 million or 35.6% over total revenues of $38.0 million for the three months ended June 30, 2003. Purchased receivable revenues were $51.4 million for the three months ended June 30, 2004, an increase of $13.6 million or 35.8% over the three months ended June 30, 2003 amount of $37.8 million. The increase was due primarily to an increase in cash collections on charged-off consumer receivables to $67.6 million from $51.2 million, an increase of 32.0%. The increase in collections was primarily due to an increased number of consumer receivables portfolios, the refinement and application of various collection strategies, and improvements in collector efficiency. During the three months ended June 30, 2004, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $2.0 billion at a cost of $33.8 million. Included in these purchase totals were eight portfolios acquired through three forward flow contracts with an aggregate face value of $55.3 million at a cost of $1.6 million. Forward flow contracts commit a debt seller to sell us receivable portfolios over a specified period of time in the future. During the three months ended June 30, 2003, we acquired charged-off consumer receivables portfolios with an aggregate face value of $551.4 million at a cost of $14.5 million.

   Operating Expenses

     Total operating expenses were $32.8 million for the three months ended June 30, 2004, an increase of $7.2 million or 28.0% compared to total operating expenses of $25.6 million for the three months ended June 30, 2003. Total operating expenses were 48.5% of cash collections for the three months ended June 30, 2004 compared with 50.0% for the same period in 2003. The improvement in operating expenses as a percent of cash collections was primarily due to strong collections, resulting from increased collector efficiency, along with the application of successful collection strategies.

     Salaries and Benefits. Salary and benefit expenses were $16.5 million for the three months ended June 30, 2004, an increase of $3.5 million or 26.4% compared to salary and benefit expenses of $13.0 million for the three months ended June 30, 2003. The increase was primarily due to an increase in total employees which grew to 1,608 at June 30, 2004 from 1,392 at June 30, 2003, primarily in response to the growth in the number of portfolios of charged-off consumer receivables owned by the Company. As a percentage of cash collections, salary and benefit expenses decreased to 24.4% of cash collections for the three months ended June 30, 2004 from 25.4% of cash collections for the same period in 2003. The decrease as a percent of cash collections was primarily due to increased collector efficiency. Traditional call center collections per employee increased to $41,554 for the three months ended June 30, 2004 compared to $39,453 for the same period in 2003. The average headcount for this class of employees increased to 917 in the second quarter of 2004 from 803 in the same period of 2003 calculated on a full-time equivalent basis.

     Collections Expense. Collections expense increased to $12.8 million for the three months ended June 30, 2004 reflecting an increase of $2.7 million or 26.3% over $10.1 million for the three months ended June 30, 2003. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense decreased to 18.9% of cash collections for the three months ended June 30, 2004 from 19.8% of cash collections for the three months ended June 30, 2003. This decrease was primarily due to decreases in amounts spent for postage and letters, credit reports and legal expenses as we continuously improve and refine our collection strategies.

     Occupancy. Occupancy expense was $1.4 million for the three months ended June 30, 2004, an increase of $0.4 million or 40.0% over occupancy expense of $1.0 million for the three months ended June 30, 2003. The increase was primarily attributable to the relocation of our Florida office to Riverview, Florida in January 2004, the relocation of our Phoenix, Arizona office and the addition of our Chicago, Illinois office in September 2003.

     Administrative. Administrative expenses increased to $1.4 million for the three months ended June 30, 2004 from $0.9 million for the three months ended June 30, 2003, reflecting a $0.5 million or 59.2% increase. The increase in administrative expenses was principally a result of the increased number of accounts being processed as well as additional expenses related to being an SEC registrant.

     Depreciation. Depreciation expense was $0.7 million for the three months ended June 30, 2004, an increase of $0.1 million or 23.9% over depreciation expense of $0.6 million for the three months ended June 30, 2003. The increase was due to capital expenditures during 2004 and 2003, which were required to support the increased number of accounts serviced by us, and the purchase of furniture and technology equipment in our new and expanded facilities.

   Net Interest Expense

     Net interest expense was $0.3 million for the three months ended June 30, 2004, a decrease of $1.5 million or 80.9% compared to net interest expense of $1.8 million for the three months ended June 30, 2003. During February 2004, the Company paid in full a related party debt of $40.0 million which resulted in a reduction in interest expense of $0.9 million during the three months ended June 30, 2004 from the same period the prior year. In addition, average borrowings on our line of credit decreased to $17.1 million for the three months ended June 30, 2004 from $65.3 million for the same period in 2003. The reduction in our average borrowings was due to payment of $37.7 million of debt from the proceeds of the IPO. Net interest expense included the amortization of capitalized bank fees of $71,256 and $75,180 for the three months ended June 30, 2004 and 2003, respectively.

   Income Taxes

     Income tax expense was $6.8 million for the three months ended June 30, 2004, an increase of $4.6 million or 211.1% over income tax expense of $2.2 million for the three months ended June 30, 2003. The increase is primarily due to increased income and taxes related to RBR Holding Corp. For the three months ended June 30, 2004 taxes were incurred on 100% of pretax income of RBR Holding Corp., which became a wholly-owned subsidiary of Asset Acceptance Capital Corp. on February 4, 2004, as part of the reorganization related to our IPO. Income taxes for the three month period ended June 30, 2003 reflected income tax expense on only 60% of pretax income, as RBR Holding Corp. was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns.

   Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003

   Revenue

     Total revenues were $101.3 million for the six months ended June 30, 2004, an increase of $28.6 million or 39.2% over total revenues of $72.7 million for the six months ended June 30, 2003. Purchased receivable revenues were $100.9 million for the six months ended June 30, 2004, an increase of $28.5 million or 39.4% over the six months ended June 30, 2003 amount of $72.4 million. The increase was due primarily to an increase in cash collections on charged-off consumer receivables to $132.8 million from $95.2 million, an increase of 39.4%. The increase in collections was primarily due to an increased number of consumer receivables portfolios, the refinement and application of various collection strategies, and improvements in collector efficiency. During the six months ended June 30, 2004, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $2.6 billion at a cost of $46.2 million. Included in these purchase totals were ten portfolios with an aggregate face value of $135.9 million at a cost of $4.0 million acquired through three forward flow contracts. During the six months ended June 30, 2003, we acquired charged-off consumer receivables portfolios with an aggregate face value of $1.4 billion at a cost of $37.6 million.

   Operating Expenses

     Total operating expenses were $109.9 million for the six months ended June 30, 2004, an increase of $61.3 million or 126.2% compared to total operating expenses of $48.6 million for the six months ended June 30, 2003. Total operating expenses were 82.8% of cash collections for the six months ended June 30, 2004 compared with 51.0% for the same period in 2003. Operating expenses include a $45.0 million compensation charge and a $0.7 million payroll tax charge related to the vesting of the outstanding share appreciation rights. Excluding the share appreciation rights and related payroll tax charge, total operating expenses were $64.2 million for the six months ended June 30, 2004, an increase of $15.6 million or 32.2% over the prior year. Excluding the share appreciation rights charge and related payroll taxes, operating expenses decreased to 48.4% of cash collections for the six months ended June 30, 2004 from 51.0% of cash collections for the same six month period in 2003. The improvement in operating expenses as a percent of cash collections was primarily due to strong collections, resulting from increased collector efficiency, along with the application of successful collection strategies.

     Salaries and Benefits. Salary and benefit expenses were $77.9 million for the six months ended June 30, 2004, an increase of $53.5 million or 219.4% compared to salary and benefit expenses of $24.4 million for the six months ended June 30, 2003. Salary and benefit expenses increased primarily due to a $45.7 million charge related to the vesting of the outstanding share appreciation rights and related payroll taxes.

     Excluding the share appreciation rights charge and related payroll taxes, salary and benefit expenses were $32.2 million for the six months ended June 30, 2004, an increase of $7.8 million or 32.1% compared to 2003. The increase over the prior year was primarily due to an increase in total employees which grew to 1,608 at June 30, 2004 from 1,392 at June 30, 2003, primarily in response to the growth in the number of portfolios of charged-off consumer receivables owned by us. As a percentage of cash collections, salary and benefit expenses, excluding the $45.7 million share appreciation rights charge, decreased to 24.3% of cash collections for the six months ended June 30, 2004 from 25.6% of cash collections for the same period in 2003. The decrease as a percent of cash collections was primarily due to increased collector efficiency. Traditional call center collections per employee increased to $88,505 for the six months ended June 30, 2004 compared to $81,448 for the same period in 2003. Average headcount for this class of employees increased to 890 for the first six months of 2004 from 746 during the same period of 2003 calculated on a full-time equivalent basis.

     Collections Expense. Collections expense increased to $25.1 million for the six months ended June 30, 2004 reflecting an increase of $5.8 million or 30.2% over $19.3 million for the six months ended June 30, 2003. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense decreased to 18.9% of cash collections for the six months ended June 30, 2004 from 20.2% of cash collections for the six months ended June 30, 2003. This decrease was primarily due to decreases in amounts spent for postage and letters and credit reports as we continuously improve and refine our collection strategies.

     Occupancy. Occupancy expense was $2.8 million for the six months ended June 30, 2004, an increase of $0.8 million or 43.3% over occupancy expense of $2.0 million for the six months ended June 30, 2003. The increase was primarily attributable to the relocation of our Florida office to Riverview, Florida in January 2004, the relocation of our Phoenix, Arizona office and the addition of our Chicago, Illinois office in September 2003.

     Administrative. Administrative expenses increased to $2.6 million for the six months ended June 30, 2004 from $1.7 million for the six months ended June 30, 2003, reflecting a $0.9 million or 52.1% increase. The increase in administrative expenses was principally a result of the increased number of accounts being processed as well as additional expenses related to being an SEC registrant.

     Depreciation. Depreciation expense was $1.5 million for the six months ended June 30, 2004, an increase of $0.3 million or 18.3% over depreciation expense of $1.2 million for the six months ended June 30, 2003. The increase was due to capital expenditures during 2004 and 2003, which were required to support the increased number of accounts serviced by us, and the purchase of furniture and technology equipment in our new and expanded facilities.

   Net Interest Expense

     Net interest expense was $1.3 million for the six months ended June 30, 2004 reflecting a decrease of $2.3 million or 62.9% compared to net interest expense of $3.6 million for the six months ended June 30, 2003. During February 2004, the company paid in full a related party debt of $40.0 million which resulted in a reduction in interest expense of $1.3 million during the six months ended June 30, 2004 from the same period the prior year. Additionally, the decrease in interest expense was due to lower average borrowings on our line of credit, which decreased to $29.8 million for the six months ended June 30, 2004 from $66.6 million for the same period in 2003. The reduction in our average borrowings was due to payment of $37.7 million of debt from the proceeds of the IPO. Net interest expense included the amortization of capitalized bank fees of $141,163 and $150,360 for the six months ended June 30, 2004 and 2003, respectively.

   Income Taxes

     Income taxes of $14.6 million for the six months ended June 30, 2004 included (1) a deferred tax charge of $19.3 million resulting from RBR Holding Corp. losing its S corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004 and (2) a tax benefit of $17.0 million from the vesting of 1,200,638 share appreciation rights related to Asset Acceptance Holdings LLC’s 2002 share appreciation rights plan.

     Income taxes for the six months ended June 30, 2004 (excluding the deferred tax charge related to RBR Holding Corp. and the vesting of the share appreciation rights) reflected income tax expense on only 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Income taxes during the period February 5, 2004 through June 30, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the reorganization that occurred on February 4, 2004 related to our IPO. Income taxes for the six month period ended June 30, 2003 of $4.2 million reflected income tax expense on only 60% of pretax income as RBR Holding Corp. was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns.

Supplemental Performance Data

   Portfolio Performance

     The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since 1990 through June 30, 2004.

			Cash Collections	Collections as a
	Number of	Purchase	Including Cash	Percentage of
Purchase Period	Portfolios	Price(1)	Sales(2)	Purchase Price(2)
	(Dollars in thousands)
1990	9	$638	$3,089	484%
1991	12	280	1,444	516
1992	29	309	2,838	918
1993	30	790	7,723	978
1994	36	1,427	6,722	471
1995	53	1,519	7,559	498
1996	46	3,844	16,199	421
1997	45	4,345	26,122	601
1998	61	16,412	70,716	431
1999	51	12,926	47,822	370
2000	49	20,599	84,986	413
2001	62	43,138	144,569	335
2002	94	72,380	130,799	181
2003	76	89,039	84,770	95
2004 (3)	53	46,199	4,609	10

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios which occurred at the time of purchase.

(3)	Includes only six months of activity through June 30, 2004.

   Cash Collections

     The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.

Historical Collections (1)

		Year Ended December 31,											Six Months ended
Purchase	Purchase												June 30,
Period	Price (2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(Dollars in thousands)
Pre-1993		$1,394	$1,156	$910	$766	$517	$354	$276	$244	$201	$127	$148	$73
1993	$790	526	1,911	1,630	1,022	768	480	373	311	236	175	175	65
1994	1,427	—	345	1,763	1,430	1,005	647	457	357	258	176	188	62
1995	1,519	—	—	388	1,566	1,659	1,118	786	708	472	343	278	124
1996	3,844	—	—	—	827	3,764	3,085	2,601	2,098	1,440	1,041	816	373
1997	4,345	—	—	—	—	1,682	4,919	5,573	5,017	3,563	2,681	1,784	793
1998	16,412	—	—	—	—	—	4,835	15,220	15,045	12,962	11,021	7,987	3,069
1999	12,926	—	—	—	—	—	—	3,761	11,331	10,862	9,750	8,278	3,594
2000	20,599	—	—	—	—	—	—	—	8,895	23,444	22,559	20,318	9,306
2001	43,138	—	—	—	—	—	—	—	—	17,630	50,327	50,967	24,761
2002	72,380	—	—	—	—	—	—	—	—	—	22,340	70,813	37,230
2003	89,039	—	—	—	—	—	—	—	—	—	—	36,067	48,703
2004	46,199	—	—	—	—	—	—	—	—	—	—	—	4,609

Total		$1,920	$3,412	$4,691	$5,611	$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,819	$132,762

Cumulative Collections (1)

		Total Through December 31,											Total through
Purchase	Purchase												June 30,
Period	Price (2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(Dollars in thousands)
1993	$790	$526	$2,437	$4,067	$5,089	$5,857	$6,337	$6,710	$7,021	$7,257	$7,432	$7,607	$7,672
1994	1,427	—	345	2,108	3,538	4,543	5,190	5,647	6,004	6,262	6,438	6,626	6,688
1995	1,519	—	—	388	1,954	3,613	4,731	5,517	6,225	6,697	7,040	7,318	7,442
1996	3,844	—	—	—	827	4,591	7,676	10,277	12,375	13,815	14,856	15,672	16,045
1997	4,345	—	—	—	—	1,682	6,601	12,174	17,191	20,754	23,435	25,219	26,012
1998	16,412	—	—	—	—	—	4,835	20,055	35,100	48,062	59,083	67,070	70,139
1999	12,926	—	—	—	—	—	—	3,761	15,092	25,954	35,704	43,982	47,576
2000	20,599	—	—	—	—	—	—	—	8,895	32,339	54,898	75,216	84,522
2001	43,138	—	—	—	—	—	—	—	—	17,630	67,957	118,924	143,685
2002	72,380	—	—	—	—	—	—	—	—	—	22,340	93,153	130,383
2003	89,039	—	—	—	—	—	—	—	—	—	—	36,067	84,770
2004	46,199	—	—	—	—	—	—	—	—	—	—	—	4,609

Cumulative Collections as Percentage of Purchase Price (1)

		Total Through December 31,											Total through
Purchase	Purchase												June 30,
Period	Price (2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
1993	$790	67%	308%	515%	644%	741%	802%	849%	889%	919%	941%	963%	971%
1994	1,427	—	24	148	248	318	364	396	421	439	451	464	469
1995	1,519	—	—	26	129	238	311	363	410	441	463	482	490
1996	3,844	—	—	—	22	119	200	267	322	359	386	408	417
1997	4,345	—	—	—	—	39	152	280	396	478	539	580	599
1998	16,412	—	—	—	—	—	29	122	214	293	360	409	427
1999	12,926	—	—	—	—	—	—	29	117	201	276	340	368
2000	20,599	—	—	—	—	—	—	—	43	157	266	365	410
2001	43,138	—	—	—	—	—	—	—	—	41	158	276	333
2002	72,380	—	—	—	—	—	—	—	—	—	31	129	180
2003	89,039	—	—	—	—	—	—	—	—	—	—	40	95
2004	46,199	—	—	—	—	—	—	—	—	—	—	—	10

(1)	Does not include proceeds from sales of any receivables.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

     Below is a chart that illustrates our quarterly collections for years 2000 through June 2004.

Cash Collections
Quarter	2000	2001	2002	2003	2004
First	$10,095,735	$15,592,577	$27,297,721	$44,017,730	$65,196,055
Second	10,669,184	17,661,537	30,475,078	51,190,533	67,566,031
Third	11,076,359	17,766,800	29,337,914	48,622,829	—
Fourth	12,164,526	20,046,733	33,429,419	53,988,333	—

     The following chart categorizes our purchased receivables portfolios, as of June 30, 2004, into the major asset types represented:

	Face Value of
	Charged-off		No. of
Asset Type	Receivables	%	Accounts	%
Visa®/MasterCard®/Discover®	$7,896,483,015	45.6%	3,657,096	22.4%
Private Label Credit Cards	2,515,864,395	14.5	3,615,609	22.2
Auto Deficiency	1,240,060,146	7.2	207,147	1.3
Health Club	1,238,869,437	7.1	1,305,897	8.0
Telecommunications/Utility/Gas	1,223,747,716	7.1	2,831,517	17.3
Installment loans	672,562,136	3.9	195,673	1.2
Other(1)	2,528,804,768	14.6	4,493,643	27.6

Total	$17,316,391,613	100.0%	16,306,582	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

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

     The following chart categorizes our purchased receivables portfolios, as of June 30, 2004, into the major account types represented:

	Face Value of
	Charged-off		No. of
Account Type	Receivables	%	Accounts	%
Fresh	$952,797,532	5.5%	355,805	2.2%
Primary	3,314,906,616	19.1	2,224,195	13.6
Secondary	3,057,790,403	17.7	1,999,101	12.3
Tertiary(1)	9,220,592,509	53.3	11,295,942	69.3
Other	770,304,553	4.4	431,539	2.6

Total	$17,316,391,613	100.0%	16,306,582	100.0%

(1)	This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.

     We also review the geographic distribution of accounts within a portfolio because we have found that certain states have less favorable collection laws than others and, therefore, are less desirable from a collectibility perspective. The following chart illustrates, as of June 30, 2004, our purchased receivables portfolios based on geographic location of debtor:

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables	%	Accounts	%
Texas(1)	$2,255,242,678	13.0%	1,896,818	11.6%
California	1,707,694,763	9.8	1,688,640	10.4
Florida(1)	1,641,848,707	9.5	1,152,772	7.1
Michigan(1)	1,384,385,063	8.0	1,592,994	9.8
New York	1,033,617,375	6.0	846,969	5.2
Ohio(1)	1,021,430,570	5.9	1,090,545	6.7
Illinois(1)	808,474,123	4.7	1,055,006	6.5
Pennsylvania	509,665,314	2.9	446,136	2.7
North Carolina	435,942,584	2.5	360,299	2.2
Georgia	428,222,201	2.5	366,314	2.2
New Jersey(1)	345,031,747	2.0	294,560	1.8
Indiana	341,238,339	2.0	428,745	2.6
Other(2)	5,403,598,149	31.2	5,086,784	31.2

Total	$17,316,391,613	100.0%	16,306,582	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

Liquidity and Capital Resources

     Historically, our primary sources of cash have been from operations and bank borrowings. However, during the first quarter of 2004 we completed our IPO and used $77.7 million of the proceeds to reduce our outstanding debt. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth.

     Borrowings

     We maintain a $100.0 million line of credit secured by a first priority lien on all of our assets that expires in May 2007 and bears interest at prime or 25 basis points over prime depending upon our liquidity as defined in the credit agreement. Alternately, at our discretion, we may borrow by entering into 30, 60 or 90 day LIBOR contracts at rates between 200 to 275 basis points over the respective LIBOR rates, depending on our liquidity. As of June 30, 2004, the balance outstanding on our line of credit was $17.6 million and had a weighted average interest rate of 3.90%. The line of credit has certain covenants and restrictions which we believe we are in compliance with as of June 30, 2004. During February 2004, we used $37.7 million of the proceeds from the IPO to reduce the outstanding amount on our line of credit.

     At December 31, 2003, the Company had a note payable outstanding to a related party totaling $39.6 million including principal and accrued interest. During February 2004, we used $40.0 million of the proceeds from the IPO to pay our related party debt in full.

     Cash Flows

     The majority of our purchases have been funded with internal cash flow. From January 1, 2002 through June 30, 2004, we invested $206.9 million in purchased receivables while our balance under the line of credit increased by $17.6 million (excluding the payment of $37.7 million on our line of credit from the proceeds of the IPO).

     Company funds generated by operations, investing and financing activities, as reported in the consolidated statements of cash flows, are summarized below.

     Our operating activities provided cash of $18.2 million and $25.4 million for the six months ended June 30, 2004 and 2003, respectively. Cash provided by operating activities for the six months ended June 30, 2004 includes the use of cash of $19.0 million for payment of withholding taxes and employer taxes related to the share appreciation rights. Excluding this use of cash, cash provided by operating activities would have been $37.2 million. Cash provided by operating activities for the six months ended June 30, 2003 of $25.4 million was generated primarily from net income earned through cash collections.

     Investing activities used cash of $14.7 million and $15.5 million for the six months ended June 30, 2004 and 2003, respectively. For both periods the cash used for investing purposes was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal.

     Financing activities provided cash of $0.2 million for the six months ended June 30, 2004 and used cash of $4.7 million for the same period in 2003. In 2004 the cash provided by financing activities was primarily due to cash from our IPO, which was offset by borrowings under our line of credit, net of repayments and the repayment of our related party notes payable. In 2003 the cash used for financing purposes was primarily due to paying down our line of credit balance.

     Cash paid for interest was $1.2 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively. Cash paid for interest consisted of $0.8 million for the line of credit and $0.4 million paid for the related party debt for the six months ended June 30, 2004 and consisted of $1.5 million for the line of credit for the six months ended June 30, 2003.

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

Future Contractual Cash Obligations

     The following table summarizes our future contractual cash obligations as of June 30, 2004:

	Year ending December 31,
	2004	2005	2006	2007	2008	Thereafter
Capital lease obligations	$78,342	$130,601	$80,393	$8,947	$—	$—
Operating leases (1)	2,042,739	5,116,692	5,643,694	5,418,996	4,506,326	17,436,025
Employment agreements	567,500	976,250	500,000	—	—	—
Line of credit	—	—	—	17,600,000	—	—

Total	$2,688,581	$6,223,543	$6,224,087	$23,027,943	$4,506,326	$17,436,025

(1)	On October 31, 2003, we entered into a lease for a new headquarters site in Warren, Michigan. The lease term is 120 months and is expected to commence on or about November 1, 2004. This lease has future contractual cash obligations of $26.0 million.

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

     Application of PB6 requires the use of estimates to calculate a projected IRR for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on IRR and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on IRR and revenues. For the six months ended June 30, 2004, every 20 basis point change in the average IRR for all pools would have affected year-to-date revenue by approximately $2.2 million or 2.2%. A full percentage point change (100 basis points) in the average IRR for all pools would have affected year-to-date revenue by approximately $11.4 million or 11.2%.

New Accounting Pronouncements

     In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer”. This Statement of Position (“SOP”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through adjustment of IRR while decreases in expected cash flows should be recognized as impairment. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and should be applied prospectively to loans acquired on or before December 15, 2004 as it applies to decreases in expected cash flows. We are currently evaluating the effects of this SOP, but believe that the impact on our results of operations will not be significant.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk relates to the interest rate risk with our variable line of credit. As of June 30, 2004, we had variable interest rate borrowings of $17.6 million. Assuming a 200 basis point increase in interest rates on our variable rate debt, interest expense would have increased approximately $281,000 and $266,000 for the six months ended June 30, 2004 and 2003, respectively. The estimated increases in interest expense are based on the portion of our variable interest debt that is not offset by interest rate swap agreements and assumes no changes in the volume or composition of the debt.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. Currently, we are not named in any class action lawsuits in which an underlying class has been certified. However, as of July 20, 2004, we are named in eight class action lawsuits in which the underlying classes have not been certified. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The shareholders, at an annual shareholder meeting held on May 19, 2004 elected Nathaniel F. Bradley IV and Anthony R. Ignczak directors for a three-year term expiring at the annual shareholders meeting to be held in 2007 or until their successors are appointed and qualified. The voting on the directors is described below:

Name of Director	Votes For	Votes Withheld
Nathaniel F. Bradley IV	25,678,499	3,132,255
Anthony R. Ignaczak	25,678,499	3,132,255

     The following is a list of directors whose term of office has extended beyond the annual shareholder meeting:

Jennifer L. Adams
Terrence D. Daniels
Donald R. Haider
H. Eugene Lockhart
Rufus H. Reitzel, Jr.

     At the annual shareholders meeting, the shareholders ratified the Company’s appointment of Ernst & Young, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004. 28,780,094 shares voted to ratify Ernst & Young, LLP’s selection, 29,660 shares were voted against the selection and 1,000 shares abstained.

Item 6. Exhibits and Report on Form 8-K

(a) Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

(b) Current Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on April 29, 2004 relating to its reporting under Item 12 of the Results of Operations and Financial Condition for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSET ACCEPTANCE CAPITAL CORP.
Date: July 28, 2004	By:	/s/ Nathaniel F. Bradley IV
Nathaniel F. Bradley IV
President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2004	By:	/s/ Mark A. Redman
Mark A. Redman
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer