Form 10-Q
period 2004-09-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2004-10-29
CIK 1264707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

As of October 20, 2004, 37,225,275 shares of the Registrant’s common stock were outstanding.

10-Q Report

This Form 10-Q and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Financial Position
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash	$11,519,955	$5,498,836
Purchased receivables	200,853,658	183,719,667
Finance contract receivables, net	699,453	642,530
Property and equipment, net	7,348,336	7,970,570
Goodwill	6,339,574	6,339,574
Other assets	3,662,632	2,938,999

Total assets	$230,423,608	$207,110,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$72,950,000
Notes payable — related party	—	39,560,110
Deferred tax liability	34,075,127	11,905,768
Accounts payable and other liabilities	11,571,606	8,092,844
Capital lease obligations	262,115	218,765

Total liabilities	45,908,848	132,727,487

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares — 37,225,275 at September 30, 2004 and 28,448,449 at December 31, 2003	372,253	284,484
Additional paid in capital	159,249,595	36,385,000
Retained earnings	24,892,912	37,713,205

Total equity	184,514,760	74,382,689

Total liabilities and equity	$230,423,608	$207,110,176

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues
Purchased receivable revenues	$55,870,763	$43,020,901	$156,810,383	$115,451,811
Finance contract revenues	127,967	122,472	442,600	437,998

Total revenues	55,998,730	43,143,373	157,252,983	115,889,809

Expenses
Salaries and benefits	16,240,718	12,846,772	94,124,074	37,229,116
Collections expense	15,671,416	13,437,229	40,750,626	32,703,443
Occupancy	1,509,896	1,129,155	4,328,048	3,096,293
Administrative	1,343,371	685,225	3,984,713	2,422,069
Depreciation	669,213	652,898	2,132,800	1,890,429
(Gain)/loss on disposal of equipment	(1,041)	—	41,865	2,714

Total operating expense	35,433,573	28,751,279	145,362,126	77,344,064

Income from operations	20,565,157	14,392,094	11,890,857	38,545,745
Net interest expense	224,323	1,876,203	1,554,267	5,465,598
Other income	(414)	(174,107)	(25,372)	(355,005)

Income before income taxes	20,341,248	12,689,998	10,361,962	33,435,152
Income taxes	7,579,901	2,614,363	22,182,255	6,831,500

Net income (loss)	$12,761,347	$10,075,635	$(11,820,293)	$26,603,652

Pro forma income tax expense		$4,753,285	$3,854,650	$12,471,312

Pro forma net income		$7,936,713	$6,507,312	$20,963,840

Weighted average number of shares :
Basic	37,225,275	28,448,449	36,104,148	28,448,449
Diluted	37,230,985	28,448,449	36,110,708	28,448,449
Earnings (loss) per common share outstanding:
Basic	$0.34	$0.35	$(0.33)	$0.94
Diluted	$0.34	$0.35	$(0.33)	$0.94
Proforma earnings per common share outstanding:
Basic		$0.28	$0.18	$0.74
Diluted		$0.28	$0.18	$0.74

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$(11,820,293)	$26,603,652
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,132,800	1,890,429
Deferred income taxes	22,169,359	6,830,588
Share-based compensation expense	26,824,957	—
Loss on disposal of equipment	41,865	2,714
Provision for losses on finance contracts	126,980	144,239
Changes in assets and liabilities:
Increase in other assets	(903,865)	(829,841)
Increase in accounts payable and other liabilities	3,478,762	4,458,836

Net cash provided by operating activities	42,050,565	39,100,617

Cash flows from investing activities
Investment in purchased receivables, net of buybacks	(59,911,516)	(63,743,884)
Principal collected on purchased receivables	42,777,525	28,379,281
Investment in finance contracts	(590,677)	(700,132)
Principal collected on finance contracts	406,775	407,049
Proceeds from sale of fixed assets	—	1,956
Purchase of fixed assets	(1,224,125)	(2,240,374)

Net cash used in investing activities	(18,542,018)	(37,896,104)

Cash flows from financing activities
Borrowings under line of credit	45,420,000	43,700,000
Repayment of line of credit	(118,370,000)	(42,400,000)
Borrowings from related party	—	1,779,363
Repayments to related party	(39,560,110)	—
Repayment of capital lease obligations	(104,724)	(59,400)
Dividends and distributions paid	(1,000,000)	(738,500)
Additional assets contributed	50,406	—
Proceeds from initial public offering, net of costs	96,077,000	—

Net cash provided by (used in) financing activities	(17,487,428)	2,281,463

Net increase in cash	6,021,119	3,485,976
Cash at beginning of period	5,498,836	2,280,861

Cash at end of period	$11,519,955	$5,766,837

Supplemental disclosure of cash flow information
Cash paid for interest	$1,380,658	$2,452,403
Cash paid for income taxes	91,746	—
Non-cash investing and financing activities:
Capital lease obligations incurred	148,075	173,530

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     The consolidated financial statements of the Company include Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp., and Asset Acceptance Holdings LLC and its wholly-owned subsidiaries, Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, Rx Acquisitions, LLC (formerly known as Med-Fi Acceptance, LLC), and Consumer Credit, LLC. The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, however, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2004 and its results of operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations of the Company for the three and nine month periods ended September 30, 2004 and 2003 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2003.

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

     Purchased Receivables Portfolios and Revenue Recognition

     Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and typically have been subject to previous collection efforts. The Company acquires the rights to the unrecovered balances owed by individual debtors through such purchases. The receivables portfolios are purchased at a substantial discount (usually discounted 95% to 98%) from their face amounts and are initially recorded at the Company’s cost to acquire the portfolio. Financing for the purchases is primarily provided by the Company’s line of credit and cash from operations.

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

     The cost recovery method prescribed by Practice Bulletin 6 is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio. As of September 30, 2004, the Company had 46 pools on the cost recovery method with an aggregate carrying value of $3.1 million or about 1.5% of the total carrying value of all purchased receivables.

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

          Changes in purchased receivables portfolios for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Beginning balance	$197,503,693	$147,464,897	$183,719,667	$133,336,581
Investment in purchased receivables, net of buybacks	14,305,024	26,838,216	59,911,516	63,743,884
Cash collections	(66,825,822)	(48,622,829)	(199,587,908)	(143,831,091)
Purchased receivable revenues	55,870,763	43,020,901	156,810,383	115,451,811

Ending balance	$200,853,658	$168,701,185	$200,853,658	$168,701,185

     Finance Contract Receivables

     Finance contract revenues are recognized based on the accretion of the discount at which these contracts are financed over their respective terms. Unearned discounts on finance contract receivables were approximately $432,000 and $417,000 at September 30, 2004 and December 31, 2003, respectively. The fair value of finance contract receivables does not materially differ from their book value. Interest is recognized over the life of the contract. An allowance for doubtful accounts is established for estimated losses on accounts for which collection has been delayed or is in doubt. The allowance for doubtful accounts, which is netted against finance contract receivables on the consolidated statements of financial position, was approximately $99,000 and $106,000 at September 30, 2004 and December 31, 2003, respectively.

     Collections from Third Parties

     The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross collections paid to the third parties as a component of collection expense. The percent of gross collections from such third party relationships were 24% and 21% for the three months ended September 30, 2004 and 2003, and 21% and 17% for the nine months ended September 30, 2004 and 2003, respectively.

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

2. Related-Party Transactions

     On October 1, 2002, the Company borrowed $35.0 million from its shareholders. Interest on the notes of 10% per annum, compounded on June 30 and December 31 of each year. The Company recognized $433,536 and $2,728,641 of interest expense on these notes for the nine months ended September 30, 2004 and 2003, respectively. The Company owed the related parties $39,560,110 as of December 31, 2003. These notes were paid in full during February 2004.

3. Line of Credit

     The Company has a $100.0 million line of credit with a syndicate of commercial lenders that originated on September 30, 2002 and was amended most recently on February 11, 2004. The line of credit is collateralized by all assets of the Company and expires May 31, 2007. Interest is at prime, or depending on the Company’s liquidity, at 25 basis points over prime, or alternatively, at rates between 200 and 275 basis points over the 30, 60, or 90 day LIBOR rate. Additionally, the company pays an annual commitment fee of 0.375% on the unused portion of the line of credit. The outstanding balance was $72,950,000 at December 31, 2003. There was no outstanding balance at September 30, 2004. The line of credit facility has certain covenants and restrictions with which the Company must comply, including:

•	Funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes.

•	Leverage ratio (as defined in the line of credit agreement) cannot exceed 1.5 to 1.0.

•	Debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 1.25 to 1.0.

     The Company’s management believes it is in compliance with all terms of its line of credit agreement as of September 30, 2004.

4. Property and Equipment

     Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	September 30,	December 31,
	2004	2003
Computers and software	$7,338,295	$6,641,311
Furniture and fixtures	5,644,831	5,284,614
Leasehold improvements	705,091	689,043
Equipment under capital lease	453,856	397,908
Automobiles	133,325	133,325

Total property and equipment, cost	14,275,398	13,146,201
Less accumulated depreciation	(6,927,062)	(5,175,631)

Net property and equipment	$7,348,336	$7,970,570

5. Stock Based Compensation

     Effective January 1, 2004, the Company adopted the fair value recognition provisions of FAS 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2004.

     The Company adopted a stock incentive plan during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to key employees, primarily management. The Company has reserved 3,700,000 shares of common stock for issuance in conjunction with all options and other stock-based awards to be granted under the plan. The purpose of the plan is (1) to promote the best interests of the Company and its shareholders by encouraging employees to acquire an ownership interest in the Company, thus identifying their interests with those of shareholders and (2) to enhance the ability of the Company to attract and retain qualified employees, consultants and non-employee directors. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of Common Stock.

     Stock Options

     As of September 30, 2004, the Company had issued options to purchase 83,050 shares of its common stock under the plan. These options have been granted to non-employee directors of the Company. Options granted under the Stock Incentive Plan generally vest 50% after one year from the grant date and 100% after two years from the grant date, however when directors accept options in lieu of cash compensation, the options vest immediately. The related expense of $172,559 for the nine months ended September 30, 2004 is included in administrative expenses. The following summarizes all stock option related transactions from January 1, 2004 through September 30, 2004.

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
January 1, 2004	—	—
Granted	83,050	$16.62
Cancelled	—	—

September 30, 2004	83,050	$16.62

     The following options information is as of September 30, 2004:

			Weighted-
			Average	Weighted-		Weighted-
	Fair Value		Remaining	Average		Average
Exercise	of Option	Number	Contractual	Exercise	Number	Exercise
Price	Granted	Outstanding	Life	Price	Exercisable	Price
$15.00	$4.84	45,000	9.35	$15.00	—	—
$18.50	$5.90	30,000	9.42	$18.50	—	—
$19.48	$6.57	3,850	9.63	$19.48	3,850	$19.48
$17.85	$5.84	4,200	9.88	$17.85	4,200	$17.85

Total		83,050	9.41	$16.62	8,050	$18.63

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

Options issue year:	2004
Weighted average fair value of options granted	$5.35
Expected Volatility	30.00%
Risk-free interest rate	2.98%-3.93%
Expected dividend yield	0.00%
Expected life	5 Years

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

6. Litigation Contingencies

     The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of September 30, 2004 and does not believe exposure to be material.

7. Income Taxes

     Income taxes for the nine months ended September 30, 2004 included: (1) a deferred tax charge of $19.3 million resulting from RBR Holding Corp. losing its S corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004 and (2) a tax benefit of $17.0 million from the vesting of 1,200,638 share appreciation rights related to Asset Acceptance Holdings LLC’s 2002 share appreciation rights plan.

     Income taxes for the nine months ended September 30, 2004 (excluding the deferred tax charge related to RBR Holding Corp. and the tax benefit related to the vesting of the share appreciation rights) reflected income tax expense on only 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Income taxes during the period February 5, 2004 through September 30, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the reorganization that occurred on February 4, 2004 related to the IPO. Income taxes for the nine month period ended September 30, 2003 of $6.8 million reflected income tax expense on only 60% of pretax income as RBR Holding Corp. was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns.

     Components of income tax expense are set forth below:

	Three months ended September 30		Nine months ended September 30,
	2004	2003	2004	2003
Income taxes consist of:
State actual	$4,708	$912	$12,895	$912
Federal deferred — net	7,127,341	2,454,076	20,926,642	6,434,930
State deferred — net	447,852	159,375	1,242,718	395,658

Total	$7,579,901	$2,614,363	$22,182,255	$6,831,500

     Tax expense differs from the application of statutory rates to pretax income. The reconciliation of income tax expense and the statutory rates is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Federal taxes at statutory rate	$7,127,341	$4,314,599	$3,635,681	$11,369,992
S corporation benefit — federal	—	(1,860,523)	(825,193)	(4,935,062)
S corporation benefit — state	—	(120,387)	(51,869)	(319,328)
Deferred tax charge — federal	—	—	18,116,154	—
Deferred tax charge — state	—	—	1,190,490	—
State income taxes, net of federal tax benefit	452,560	280,674	116,992	715,898

Effective income taxes	$7,579,901	$2,614,363	$22,182,255	$6,831,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 2004 Overview

     We have been purchasing and collecting defaulted or charged-off accounts receivable portfolios from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, retail merchants and utility providers. Since these receivables are delinquent or past due, we are able to purchase them at a substantial discount. Unlike many of our competitors, we purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits. We currently do not collect on a commission or contingent fee basis.

     For the third quarter of 2004, cash collections increased 37.4% to $66.8 million. Revenues for the third quarter of 2004 were $56.0 million, a 29.8% increase over the prior year. Net income was $12.8 million for the third quarter of 2004, an increase of $2.7 million over the prior year. On a pro forma basis, net income in the third quarter was $12.8 million, an increase of $4.8 million over the prior year.

     For the third quarter of 2004, we invested $16.1 million in charged-off consumer receivable portfolios, with an aggregate face value of $642.1 million, for a blended rate of 2.50% of face value. For the first three quarters, the Company has acquired $3.2 billion of charged-off consumer receivable portfolios with an aggregate face value of $62.0 million for blended rate of 1.95% of the face value.

     We began preparing for our fourth quarter move to a new corporate headquarters located in Warren, Michigan. The new building lease has a term of 120 months and will commence December 2004. The lease has future contractual cash obligations of $26.0 million over 10 years. Additionally, we expect to invest $4.0 to $4.5 million in capital expenditures related to our new corporate headquarters.

     We believe that pricing for charged-off consumer receivables is cyclical. Current pricing continues to be competitive, but we are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.

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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include the following:

•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	our ability to maintain existing, and secure additional financing on acceptable terms;

•	our ability to recover sufficient amounts on our charged-off receivable portfolios;

•	our ability to make reasonable estimates of the timing and amount of future cash receipts for purposes of recording purchased receivable revenues in accordance with Accounting Standards Executive Committee Practice Bulletin 6 (PB6);

•	our ability to integrate acquired portfolios or businesses into our company;

•	our ability to hire and retain qualified personnel;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	changes in, or failure to comply with, governmental regulations;

•	the costs, uncertainties and other effects of legal and administrative proceedings (which may include legal proceedings arising out of purchases of portfolios or companies for which seller indemnification is not available);

•	our ability to respond to changes in technology and increased competition; and

•	other unanticipated events and conditions that may hinder our ability to compete.

Significant Events During the Nine Months Ended September 30, 2004

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

Results of Operations

     The following table sets forth selected statement of income data expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Purchased receivable revenues	99.8%	99.7%	99.7%	99.6%
Finance contract revenues	0.2	0.3	0.3	0.4

Total revenues	100.0	100.0	100.0	100.0

Expenses
Salaries and benefits	29.0	29.8	59.9	32.1
Collections expense	28.0	31.1	25.9	28.2
Occupancy	2.7	2.6	2.7	2.7
Administrative	2.4	1.6	2.5	2.1
Depreciation	1.2	1.5	1.4	1.6
Loss on disposal of equipment	0.0	0.0	0.0	0.0

Total operating expense	63.3	66.6	92.4	66.7

Income from operations	36.7	33.4	7.6	33.3
Net interest expense	0.4	4.4	1.0	4.7
Other expense (income)	0.0	(0.4)	0.0	(0.3)

Income before income taxes	36.3	29.4	6.6	28.9
Income taxes	13.5	6.0	14.1	5.9

Net income (loss)	22.8%	23.4%	(7.5)%	23.0%

Pro forma income tax expense (1)		11.0%	2.5%	10.8%

Pro forma net income (1)		18.4%	4.1%	18.1%

(1)	For comparison purposes we have presented pro forma net income which is net income adjusted for pro forma income taxes assuming all entities had been a C corporation for all periods presented.

     Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

     Revenue

     Total revenues were $56.0 million for the three months ended September 30, 2004, an increase of $12.9 million or 29.8% over total revenues of $43.1 million for the three months ended September 30, 2003. Purchased receivable revenues were $55.9 million for the three months ended September 30, 2004, an increase of $12.9 million or 29.9% over the three months ended September 30, 2003 amount of $43.0 million. The increase in revenue was due primarily to an increase in the average outstanding balance of purchased receivables.

     Cash collections on charged-off consumer receivables increased 37.4% to $66.8 million for the three months ended September 30, 2004 from $48.6 million for the same period in 2003. Cash collections for the three months ended September 30, 2004 and 2003 include collections from fully amortized portfolios of $8.6 million and $3.3 million, respectively. The increase in collections was primarily due to an increased number of consumer receivables portfolios, the refinement and application of various collection strategies and improvements in collector efficiency.

     During the three months ended September 30, 2004, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $642.1 million at a cost of $16.1 million. Included in these purchase totals were ten portfolios acquired through four forward flow contracts with an aggregate face value of $72.4 million at a cost of $2.0 million. Forward flow contracts commit a debt seller to sell us receivable portfolios over a specified period of time in the future. During the three months ended September 30, 2003, we acquired charged-off consumer receivables portfolios with an aggregate face value of $1.3 billion at a cost of $25.8 million, net of buybacks.

     Operating Expenses

     Total operating expenses were $35.4 million for the three months ended September 30, 2004, an increase of $6.6 million or 23.2% compared to total operating expenses of $28.8 million for the three months ended September 30, 2003. Total operating expenses were 53.0% of cash collections for the three months ended September 30, 2004 compared with 59.1% for the same period in 2003. The improvement in operating expenses as a percent of cash collections was primarily due to strong collections, resulting from increased collector efficiency, the application of successful collection strategies and a focus on expense reduction.

     Salaries and Benefits. Salary and benefit expenses were $16.2 million for the three months ended September 30, 2004, an increase of $3.4 million or 26.4% compared to salary and benefit expenses of $12.8 million for the three months ended September 30, 2003. The increase was primarily due to an increase in total employees which grew to 1,618 at September 30, 2004 from 1,475 at September 30, 2003, in response to the growth in the number of portfolios of charged-off consumer receivables owned by the Company. As a percentage of cash collections, salary and benefit expenses decreased to 24.3% of cash collections for the three months ended September 30, 2004 from 26.4% of cash collections for the same period in 2003. The decrease as a percent of cash collections was primarily due to increased collector efficiency. Traditional call center collections per employee increased to $40,224 for the three months ended September 30, 2004 compared to $33,077 for the same period in 2003. The average headcount for this class of employees increased to 910 in the third quarter of 2004 from 847 in the same period of 2003 calculated on a full-time equivalent basis.

     Collections Expense. Collections expense increased to $15.7 million for the three months ended September 30, 2004, reflecting an increase of $2.3 million or 16.6% over $13.4 million for the three months ended September 30, 2003. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense decreased to 23.5% of cash collections for the three months ended September 30, 2004 from 27.6% of cash collections for the three months ended September 30, 2003. This decrease was primarily due to decreases in amounts spent for postage and letters, credit reports and legal expenses, as a percentage of cash collections, as we continuously improve and refine our collection strategies.

     Occupancy. Occupancy expense was $1.5 million for the three months ended September 30, 2004, an increase of $0.4 million or 33.7% over occupancy expense of $1.1 million for the three months ended September 30, 2003. The increase was primarily attributable to the relocation of our Florida office to Riverview, Florida in January 2004, the relocation of our Phoenix, Arizona office and the addition of our Chicago, Illinois office in September 2003.

     Administrative. Administrative expenses increased to $1.3 million for the three months ended September 30, 2004 from $0.7 million for the three months ended September 30, 2003, reflecting a $0.6 million or 96.0% increase. The increase in administrative expenses was principally a result of the increased number of accounts being processed as well as additional expenses related to being an SEC registrant.

     Depreciation. Depreciation expense was $0.7 million for the three months ended September 30, 2004, and 2003, respectively. Capital expenditures for 2004 and 2003 were required to support the increased number of accounts serviced by us, and the purchase of furniture and technology equipment in our new and expanded facilities.

     Net Interest Expense

     Net interest expense was $0.2 million for the three months ended September 30, 2004, a decrease of $1.7 million or 88.0% compared to net interest expense of $1.9 million for the three months ended September 30, 2003. During February 2004, the Company paid in full a related party debt of $40.0 million which resulted in a reduction in interest expense of $0.9 million during the three months ended September 30, 2004 from the same prior year period. In addition, average borrowings on our line of credit decreased to $4.9 million for the three months ended September 30, 2004 from $68.6 million for the same period in 2003. The reduction in our average borrowings was due to payment of $37.7 million of debt from the proceeds of the IPO and cash generated from operations which was used to pay down debt. Net interest expense included the amortization of capitalized bank fees of $71,138 and $76,499 for the three months ended September 30, 2004 and 2003, respectively.

     Income Taxes

     Income tax expense was $7.6 million for the three months ended September 30, 2004, an increase of $5.0 million or 189.9% over income tax expense of $2.6 million for the three months ended September 30, 2003. The increase is primarily due to increased income and taxes related to RBR Holding Corp. For the three months ended September 30, 2004 taxes were incurred on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. on February 4, 2004, as part of the reorganization related to our IPO. Income taxes for the three month period ended September 30, 2003 reflected income tax expense on only 60% of pretax income, as RBR Holding Corp. was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns.

     Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

     Revenue

     Total revenues were $157.3 million for the nine months ended September 30, 2004, an increase of $41.4 million or 35.7% over total revenues of $115.9 million for the nine months ended September 30, 2003. Purchased receivable revenues were $156.8 million for the nine months ended September 30, 2004, an increase of $41.3 million or 35.8% over the nine months ended September 30, 2003 amount of $115.5 million. The increase in revenue was due primarily to an increase in the average outstanding balance of purchased receivables.

     Cash collections on charged-off consumer receivables increased 38.8% to $199.6 million for the nine months ended September 30, 2004 from $143.8 million for the same period in 2003. Cash collections for the nine months ended September 30, 2004 and 2003 include collections from fully amortized portfolios of $21.2 million and $8.4 million, respectively. The increase in collections was primarily due to an increased number of consumer receivables portfolios, the refinement and application of various collection strategies and improvements in collector efficiency.

     During the nine months ended September 30, 2004, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $3.2 billion at a cost of $62.0 million. Included in these purchase totals were 20 portfolios with an aggregate face value of $208.3 million at a cost of $6.1 million acquired through four forward flow contracts. During the nine months ended September 30, 2003, we acquired charged-off consumer receivables portfolios with an aggregate face value of $2.7 billion at a cost of $63.4 million, net of buybacks.

     Operating Expenses

     Total operating expenses were $145.4 million for the nine months ended September 30, 2004, an increase of $68.1 million or 87.9% compared to total operating expenses of $77.3 million for the nine months ended September 30, 2003. Total operating expenses were 72.8% of cash collections for the nine months ended September 30, 2004 compared with 53.8% for the same period in 2003. Operating expenses include a $45.0 million compensation charge and a $0.7 million payroll tax charge related to the vesting of the outstanding share appreciation rights. Excluding the share appreciation rights and related payroll tax charge, total operating expenses were $99.7 million for the nine months ended September 30, 2004, an increase of $22.4 million or 28.9% over the prior year. Excluding the share appreciation rights charge and related payroll taxes, operating expenses decreased to 49.9% of cash collections for the nine months ended September 30, 2004 from 53.8% of cash collections for the same nine month period in 2003. The improvement in operating expenses as a percent of cash collections was primarily due to strong collections, resulting from increased collector efficiency, along with the application of successful collection strategies and a focus on expense reduction.

     Salaries and Benefits. Salary and benefit expenses were $94.1 million for the nine months ended September 30, 2004, an increase of $56.9 million or 152.8% compared to salary and benefit expenses of $37.2 million for the nine months ended September 30, 2003. Salary and benefit expenses increased primarily due to a $45.7 million charge related to the vesting of the outstanding share appreciation rights and related payroll taxes. We believe that 2004 salary and benefit expenses, excluding the share appreciation rights charge of $45.7 million, provides a better measure of financial performance as it is more consistent between 2004 and 2003. As such, we have included this non-GAAP measure below.

     Excluding the share appreciation rights charge and related payroll taxes, salary and benefit expenses were $48.5 million for the nine months ended September 30, 2004, an increase of $11.3 million or 30.1% compared to 2003. The increase over the prior year was primarily due to an increase in total employees which grew to 1,618 at September 30, 2004 from 1,475 at September 30, 2003, in response to the growth in the number of portfolios of charged-off consumer receivables owned by us. As a percentage of cash collections, salary and benefit expenses, excluding the $45.7 million share appreciation rights charge, decreased to 24.3% of cash collections for the nine months ended September 30, 2004 from 25.9% of cash collections for the same period in 2003. The decrease as a percent of cash collections was primarily due to increased collector efficiency and improved collection strategies. Traditional call center collections per employee increased to $129,486 for the nine months ended September 30, 2004 compared to $114,047 for the same period in 2003. Average headcount for this class of employees increased to 897 for the first nine months of 2004 from 779 during the same period in 2003 calculated on a full-time equivalent basis.

     Collections Expense. Collections expense increased to $40.8 million for the nine months ended September 30, 2004, reflecting an increase of $8.1 million or 24.6% over $32.7 million for the nine months ended September 30, 2003. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense decreased to 20.4% of cash collections for the nine months ended September 30, 2004 from 22.7% of cash collections for the nine months ended September 30, 2003. This decrease was primarily due to decreases in amounts spent for postage and letters, credit reports and legal expenses, as a percentage of cash collections, as we continuously improve and refine our collection strategies.

     Occupancy. Occupancy expense was $4.3 million for the nine months ended September 30, 2004, an increase of $1.2 million or 39.8% over occupancy expense of $3.1 million for the nine months ended September 30, 2003. The increase was primarily attributable to the relocation of our Florida office to Riverview, Florida in January 2004, the relocation of our Phoenix, Arizona office and the addition of our Chicago, Illinois office in September 2003.

     Administrative. Administrative expenses increased to $4.0 million for the nine months ended September 30, 2004 from $2.4 million for the nine months ended September 30, 2003, reflecting a $1.6 million or 64.5% increase. The increase in administrative expenses was principally a result of the increased number of accounts being processed as well as additional expenses related to being an SEC registrant.

     Depreciation. Depreciation expense was $2.1 million for the nine months ended September 30, 2004, an increase of $0.2 million or 12.8% over depreciation expense of $1.9 million for the nine months ended September 30, 2003. The increase was due to capital expenditures during 2004 and 2003, which were required to support the increased number of accounts serviced by us, and the purchase of furniture and technology equipment in our new and expanded facilities.

     Net Interest Expense

     Net interest expense was $1.6 million for the nine months ended September 30, 2004 reflecting a decrease of $3.9 million or 71.6% compared to net interest expense of $5.5 million for the nine months ended September 30, 2003. During February 2004, the company paid in full a related party debt of $40.0 million which resulted in a reduction in interest expense of $2.3 million during the nine months ended September 30, 2004 from the same prior year period. Additionally, the decrease in interest expense was due to lower average borrowings on our line of credit, which decreased to $21.5 million for the nine months ended September 30, 2004 from $67.3 million for the same period in 2003. The reduction in our average borrowings was due to repayment of $37.7 million of debt from the proceeds of the IPO and cash generated from operations which was used to pay down debt. Net interest expense included the amortization of capitalized bank fees of $212,302 and $226,859 for the nine months ended September 30, 2004 and 2003, respectively.

     Income Taxes

     Income taxes of $22.2 million for the nine months ended September 30, 2004 included (1) a deferred tax charge of $19.3 million resulting from RBR Holding Corp. losing its S corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004 and (2) a tax benefit of $17.0 million from the vesting of 1,200,638 share appreciation rights related to Asset Acceptance Holdings LLC’s 2002 share appreciation rights plan.

     Income taxes for the nine months ended September 30, 2004 (excluding the deferred tax charge related to RBR Holding Corp. and the vesting of the share appreciation rights) reflected income tax expense on only 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Income taxes during the period February 5, 2004 through September 30, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the reorganization that occurred on February 4, 2004 related to our IPO. Income taxes for the nine month period ended September 30, 2003 of $6.8 million reflected income tax expense on only 60% of pretax income as RBR Holding Corp. was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns.

Supplemental Performance Data

     Portfolio Performance

     The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since 1990 through September 30, 2004.

			Cash Collections	Collections as a
	Number of	Purchase	Including Cash	Percentage of
Purchase Period	Portfolios	Price(1)	Sales(2)	Purchase Price(2)
(Dollars in thousands)
1990	9	$638	$3,095	485%
1991	12	280	1,449	518
1992	29	309	2,847	921
1993	30	790	7,745	980
1994	36	1,427	6,750	473
1995	53	1,519	7,617	501
1996	46	3,844	16,381	426
1997	45	4,345	26,531	611
1998	61	16,412	72,132	440
1999	51	12,926	49,394	382
2000	49	20,599	89,098	433
2001	62	43,136	155,345	360
2002	94	72,304	148,574	205
2003	76	87,605	107,216	122
2004 (3)	82	62,015	12,617	20

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales that were entered into subsequent to purchase. Cash sales, however, exclude the sale of portfolios which occurred at the time of purchase.

(3)	Includes only nine months of activity through September 30, 2004.

     Cash Collections

     The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.

Historical Collections (1)

Purchase	Purchase	Year Ended December 31,											Nine Months ended September 30,
Period	Price (2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
(Dollars in thousands)
Pre-1993		$1,394	$1,156	$910	$766	$517	$354	$276	$244	$201	$127	$148	$95
1993	$790	526	1,911	1,630	1,022	768	480	373	311	236	175	175	88
1994	1,427	—	345	1,763	1,430	1,005	647	457	357	258	176	188	89
1995	1,519	—	—	388	1,566	1,659	1,118	786	708	472	343	278	182
1996	3,844	—	—	—	827	3,764	3,085	2,601	2,098	1,440	1,041	816	555
1997	4,345	—	—	—	—	1,682	4,919	5,573	5,017	3,563	2,681	1,784	1,202
1998	16,412	—	—	—	—	—	4,835	15,220	15,045	12,962	11,021	7,987	4,485
1999	12,926	—	—	—	—	—	—	3,761	11,331	10,862	9,750	8,278	5,166
2000	20,599	—	—	—	—	—	—	—	8,895	23,444	22,559	20,318	13,418
2001	43,136	—	—	—	—	—	—	—	—	17,630	50,327	50,967	35,537
2002	72,304	—	—	—	—	—	—	—	—	—	22,340	70,813	55,005
2003	87,605	—	—	—	—	—	—	—	—	—	—	36,067	71,149
2004	62,015	—	—	—	—	—	—	—	—	—	—	—	12,617

Total		$1,920	$3,412	$4,691	$5,611	$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,819	$199,588

Cumulative Collections (1)

Purchase	Purchase	Total Through December 31,											Total Through September 30,
Period	Price (2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
(Dollars in thousands)
1993	$790	$526	$2,437	$4,067	$5,089	$5,857	$6,337	$6,710	$7,021	$7,257	$7,432	$7,607	$7,695
1994	1,427	—	345	2,108	3,538	4,543	5,190	5,647	6,004	6,262	6,438	6,626	6,715
1995	1,519	—	—	388	1,954	3,613	4,731	5,517	6,225	6,697	7,040	7,318	7,500
1996	3,844	—	—	—	827	4,591	7,676	10,277	12,375	13,815	14,856	15,672	16,227
1997	4,345	—	—	—	—	1,682	6,601	12,174	17,191	20,754	23,435	25,219	26,421
1998	16,412	—	—	—	—	—	4,835	20,055	35,100	48,062	59,083	67,070	71,555
1999	12,926	—	—	—	—	—	—	3,761	15,092	25,954	35,704	43,982	49,148
2000	20,599	—	—	—	—	—	—	—	8,895	32,339	54,898	75,216	88,634
2001	43,136	—	—	—	—	—	—	—	—	17,630	67,957	118,924	154,461
2002	72,304	—	—	—	—	—	—	—	—	—	22,340	93,153	148,158
2003	87,605	—	—	—	—	—	—	—	—	—	—	36,067	107,216
2004	62,015	—	—	—	—	—	—	—	—	—	—	—	12,617

Cumulative Collections as Percentage of Purchase Price (1)

Purchase	Purchase	Total Through December 31,											Total Through September 30,
Period	Price (2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
1993	$790	67%	308%	515%	644%	741%	802%	849%	889%	919%	941%	963%	974%
1994	1,427	—	24	148	248	318	364	396	421	439	451	464	471
1995	1,519	—	—	26	129	238	311	363	410	441	463	482	494
1996	3,844	—	—	—	22	119	200	267	322	359	386	408	422
1997	4,345	—	—	—	—	39	152	280	396	478	539	580	608
1998	16,412	—	—	—	—	—	29	122	214	293	360	409	436
1999	12,926	—	—	—	—	—	—	29	117	201	276	340	380
2000	20,599	—	—	—	—	—	—	—	43	157	266	365	430
2001	43,136	—	—	—	—	—	—	—	—	41	158	276	358
2002	72,304	—	—	—	—	—	—	—	—	—	31	129	205
2003	87,605	—	—	—	—	—	—	—	—	—	—	40	122
2004	62,015	—	—	—	—	—	—	—	—	—	—	—	20

(1)	Does not include proceeds from sales of any receivables.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Seasonality

     Our business depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections within portfolios tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. Our historical growth in purchased portfolios and in our resultant quarterly cash collections has helped to minimize the effect of seasonal cash collections. Operating expenses are seasonally higher during the first and second quarters of the year due to expenses necessary to process the increase in cash collections. However, revenue recognized is relatively consistent due to the application of the interest method for revenue recognition. In addition, our operating results may be affected to a lesser extent by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and integrating these receivables into our system. Consequently, income and margins may fluctuate quarter to quarter.

     Below is a chart that illustrates our quarterly collections for years 2000 through September 2004.

Cash Collections
Quarter	2000	2001	2002	2003	2004
First	$10,095,735	$15,592,577	$27,297,721	$44,017,730	$65,196,055
Second	10,669,184	17,661,537	30,475,078	51,190,533	67,566,031
Third	11,076,359	17,766,800	29,337,914	48,622,829	66,825,822
Fourth	12,164,526	20,046,733	33,429,419	53,988,333	—

     We monitor asset types for our portfolios because different asset types have different performance characteristics. The following chart categorizes our purchased receivables portfolios, as of September 30, 2004, into the major asset types represented:

	Face Value of
	Charged-off		No. of
Asset Type	Receivables	%	Accounts	%
Visa®/MasterCard®/Discover®	$8,354,115,638	46.7%	3,809,860	23.3%
Private Label Credit Cards	2,511,712,059	14.1	3,612,612	22.1
Health Club	1,269,920,687	7.1	1,329,881	8.1
Auto Deficiency	1,240,060,146	6.9	207,147	1.3
Telecommunications/Utility/Gas	1,166,454,458	6.5	2,697,476	16.5
Installment loans	754,095,427	4.2	221,761	1.3
Other (1)	2,582,668,979	14.5	4,496,529	27.4

Total	$17,879,027,394	100.0%	16,375,266	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

     The age of a charged-off consumer receivables portfolio, or the time since an account has been charged-off, is an important factor in determining the value at which we will offer to purchase a receivables portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older receivables are typically more difficult to collect. The accounts receivable management industry places receivables into the following categories depending on the number of collection agencies that have previously attempted to collect on the receivables:

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

     The following chart categorizes our purchased receivables portfolios, as of September 30, 2004, into the major account types represented:

	Face Value of
	Charged-off		No. of
Account Type	Receivables	%	Accounts	%
Fresh	$1,023,449,269	5.7%	378,002	2.3%
Primary	3,445,187,495	19.3	2,264,203	13.8
Secondary	3,090,065,830	17.3	2,001,613	12.2
Tertiary(1)	9,354,895,328	52.3	11,218,150	68.5
Other	965,429,472	5.4	513,298	3.2

Total	$17,879,027,394	100.0%	16,375,266	100.0%

(1)	This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.

     We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates, as of September 30, 2004, our purchased receivables portfolios based on geographic location of debtor:

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables	%	Accounts	%
Texas(1)	$2,343,320,905	13.1%	1,924,727	11.8%
California	1,772,487,411	9.9	1,711,424	10.4
Florida(1)	1,693,757,787	9.5	1,173,949	7.2
Michigan(1)	1,393,654,018	7.8	1,590,793	9.7
New York	1,064,149,983	5.9	856,925	5.2
Ohio(1)	1,035,394,129	5.8	1,093,776	6.7
Illinois(1)	825,438,179	4.6	1,060,901	6.5
Pennsylvania	537,032,419	3.0	456,750	2.8
North Carolina	463,424,181	2.6	371,159	2.3
Georgia	449,221,218	2.5	376,296	2.3
New Jersey(1)	353,473,833	2.0	297,886	1.8
Other(2)	5,947,673,331	33.3	5,460,680	33.3

Total	$17,879,027,394	100.0%	16,375,266	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

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

     Borrowings

     We maintain a $100.0 million line of credit, secured by a first priority lien on all of our assets, that expires in May 2007 and bears interest at prime or 25 basis points over prime depending upon our liquidity as defined in the credit agreement. Alternately, at our discretion, we may borrow by entering into 30, 60 or 90 day LIBOR contracts at rates between 200 to 275 basis points over the respective LIBOR rates, depending on our liquidity. As of September 30, 2004, we did not have any borrowings on our line of credit, however we anticipate using our line of credit to fund operations when necessary. The line of credit has certain covenants and restrictions which we believe we are in compliance with as of September 30, 2004. During February 2004, we used $37.7 million of the proceeds from the IPO to reduce the outstanding amount on our line of credit.

     At December 31, 2003, the Company had a note payable outstanding to a related party totaling $39.6 million including principal and accrued interest. During February 2004, we used $40.0 million of the proceeds from the IPO to pay our related party debt in full.

     Cash Flows

     The majority of our purchases have been funded with internal cash flow. For the nine months ended September 30, 2004, we invested $59.9 million in purchased receivables, net of buybacks, while our balance under our line of credit decreased $73.0 million (including the payment of $37.7 million from the proceeds of the IPO).

     Our operating activities provided cash of $42.1 million and $39.1 million for the nine months ended September 30, 2004 and 2003, respectively. Cash provided by operating activities for the nine months ended September 30, 2004 includes the use of cash of $19.0 million for payment of withholding taxes and employer taxes related to the share appreciation rights. Excluding this use of cash, cash provided by operating activities would have been $61.1 million. Cash provided by operating activities for the nine months ended September 30, 2003 of $39.1 million was generated primarily from net income earned through cash collections.

     Investing activities used cash of $18.5 million and $37.9 million for the nine months ended September 30, 2004 and 2003, respectively. For both periods the cash used for investing purposes was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal.

     Financing activities used cash of $17.5 million for the nine months ended September 30, 2004 and provided cash of $2.3 million for the same period in 2003. In 2004, cash used by financing activities was primarily due to repayments on our line of credit, net of borrowings, and the repayment of our related party notes payable. The total reduction in debts was partially offset by proceeds from our IPO. In 2003, the cash provided by financing activities was primarily due to borrowing on our line of credit, net of repayments.

     Cash paid for interest was $1.4 million and $2.5 million for the nine months ended September 30, 2004 and 2003, respectively. Cash paid for interest consisted of $1.0 million for the line of credit and $0.4 million paid for the related party debt for the nine months ended September 30, 2004 and consisted of $2.5 million for the line of credit for the nine months ended September 30, 2003.

     We believe that borrowing available under our line of credit, combined with cash generated from operations, should be sufficient to fund our operations for the next 12 months, although no assurance can be given in this regard. In the future, if we need additional capital for investment in purchased receivables, working capital or to grow our business or acquire other businesses, we may seek to sell equity (which may be dilutive of existing positions) or debt securities or secure additional availability under our line of credit.

New Corporate Headquarters

     We plan on relocating to our new corporate headquarters in Warren, Michigan during the fourth quarter of 2004. Our new headquarters will be in a 200,000 square foot building that provides sufficient room for growth, accommodating up to 1,400 employees. Currently we have 535 employees occupying 70,000 square feet at our corporate headquarters. The lease was entered into in October 2003 and will commence December 2004 with an annual base rent expense of approximately $2.6 million compared to approximately $600,000 for our existing headquarters. We expect operating net costs for the new building to be less than the approximately $7.50 per square foot that we pay now because newer buildings require less maintenance and we will receive abatements of most real and personal property taxes due to the building’s location in a Renaissance Zone. Michigan Single Business taxes are also abated to the extent our business activities are located in the Renaissance Zone. The tax abatements will expire in 2012 with a three year phase out period beginning in 2009. Additionally, we expect to invest $4.0 to $4.5 million in capital expenditures of which most will be incurred during the fourth quarter of 2004. It is possible that some of the capital expenditures may be reimbursed based on certain contingent events.

Future Contractual Cash Obligations

     The following table summarizes our future contractual cash obligations as of September 30, 2004:

	Year ending December 31,
	2004	2005	2006	2007 (2)	2008	Thereafter
Capital lease obligations	$37,496	$129,176	$83,545	$11,899	$—	$—
Operating leases (1)	968,626	5,057,970	5,665,154	5,414,746	4,502,118	17,655,858
Employment agreements	283,750	976,250	500,000	—	—	—

Total	$1,289,872	$6,163,396	$6,248,699	$5,426,645	$4,502,118	$17,655,858

(1)	On October 31, 2003, we entered into a lease for a new headquarters site in Warren, Michigan. The lease term is 120 months and will commence December 2004. This lease has future contractual cash obligations of $26.0 million.

(2)	To the extent that a balance is outstanding on our line of credit, it would be due in 2007. There was no outstanding balance on our line of credit at September 30, 2004.

Critical Accounting Policies

     We believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated and therefore, we utilize the interest method of accounting for our purchased receivables prescribed by the Accounting Standards Executive Committee Practice Bulletin 6 (PB 6). This belief is predicated on our historical results and our knowledge of the industry. Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is calculated for each static pool of receivables based on the projected cash flows and applied to the balance of the static pool. The resulting revenue recognized is based on the IRR applied to the remaining balance of each static pool of accounts. Each static pool is analyzed monthly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool.

     Application of PB 6 requires the use of estimates to calculate a projected IRR for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on IRR and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact on IRR and revenues. For the nine months ended September 30, 2004, every 20 basis point change in the average IRR for all pools would have affected year-to-date revenue by approximately $3.4 million or 2.2%. A full percentage point change (100 basis points) in the average IRR for all pools would have affected year-to-date revenue by approximately $17.7 million or 11.3%.

New Accounting Pronouncements

     In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer”. This Statement of Position (“SOP”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through adjustment of IRR while decreases in expected cash flows should be recognized as impairment. This treatment differs form our current guidance, Practice Bulletin 6 (PB 6).

     Under both the guidance of PB 6 and SOP 03-3, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the IRR and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, SOP 03-3 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected pool (rather than lower the IRR) so that the pool will amortize over its expected life using the original IRR. Under our current guidance (PB 6), a decrease in expected cash flows results in a reduction of the IRR and therefore, the effect of the cash flow reduction is recognized as lower revenue prospectively over the remaining life of the affected pool.

     Beginning with the adoption of SOP 03-3 in January 2005, when expected cash flows are lower than originally projected, an immediate impairment will be recognized. However, under SOP 03-3 the IRR is not lowered and therefore, more revenue will be recognized over the remaining life of the pool than would be recognized under PB 6. The amount of revenue recognized over the approximate 60 month life of each pool is identical under both PB 6 and SOP 03-3.

     The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and should be applied prospectively to loans acquired on or before December 15, 2004 as it applies to decreases in expected cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk relates to the interest rate risk with our variable line of credit. As of September 30, 2004 we did not have any borrowings against our variable line of credit. The average borrowings on the variable line of credit were $21.5 million and $67.3 million for the nine months ended September 30, 2004 and 2003, respectively. Assuming a 200 basis point increase in interest rates on our variable rate debt, interest expense would have increased approximately $306,000 and $409,000 for the nine months ended September 30, 2004 and 2003, respectively. The estimated increases in interest expense are based on the portion of our variable interest debt that is not offset by interest rate swap agreements and assumes no changes in the volume or composition of the debt.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. Currently, we are not named in any class action lawsuits in which an underlying class has been certified. However, as of October 22, 2004, we are named in seven class action lawsuits in which the underlying classes have not been certified. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The Company’s non-management directors have the right to receive a quarterly fee in the amount of $5,000. In lieu of the cash fee, the non-management directors who are eligible to receive options under our 2004 stock incentive plan have the right to receive immediately vested options to purchase shares of our common stock in an amount equal to three times the cash compensation. These options were issued in private placements in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Each option entitles the holder to purchase one share of our common stock at the exercise price shown below. Pursuant to this program, the following options have been issued to the non-management directors:

Director[1]	Option Grant Date	Number of Options	Exercise Price
Jennifer L. Adams	May 19, 2004	770	19.48
Terrence L. Daniels	May 19, 2004	770	19.48
Donald Haider	May 19, 2004	770	19.48
Anthony Ignaczak	May 19, 2004	770	19.48
H. Eugene Lockhart	May 19, 2004	770	19.48
Jennifer L. Adams	September 1, 2004	840	17.85
Terrence L. Daniels	September 1, 2004	840	17.85
Donald Haider	September 1, 2004	840	17.85
Anthony Ignaczak	September 1, 2004	840	17.85
H. Eugene Lockhart	September 1, 2004	840	17.85

1 Messrs. Daniels and Ignaczak assigned their options granted on May 19, 2004 to Quad-C Management, Inc.

Item 6. Exhibits and Report on Form 8-K

(a) Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

(b) Current Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on July 29, 2004 relating to its reporting of the Results of Operations and Financial Condition for the quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSET ACCEPTANCE CAPITAL CORP.
Date: October 29, 2004	By:	/s/ Nathaniel F. Bradley IV
Nathaniel F. Bradley IV
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2004	By:	/s/ Mark A. Redman
Mark A. Redman
Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer