Form 10-K
period 2004-12-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2005-03-24
CIK 1264707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 000-50552

Asset Acceptance Capital Corp.
(Exact name of registrant as specified in its charter)

Delaware	80-0076779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
28405 Van Dyke Avenue
Warren, Michigan 48093
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(586)939-9600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The Nasdaq National Market
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on March 21, 2005 (based on the March 21, 2005 closing sales price of $19.485 of the Registrant’s Common Stock, as reported on The Nasdaq National Market on such date) was approximately $725,334,483.38.
      Number of shares outstanding of the Registrant’s Common Stock at March 21, 2005:
37,225,275 shares of Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders to be held on May 17, 2005 are incorporated by reference into Part III of this Report.

ASSET ACCEPTANCE CAPITAL CORP.
Annual Report on Form 10-K
Annual Report on Form 10-K
This Form 10-K and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I

Item 1.	Business
General
      We have been purchasing and collecting defaulted or charged-off accounts receivable portfolios from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, retail merchants and telecommunications and other utility providers as well as from resellers and other holders of consumer debt. Since these receivables generally have been subject to multiple collection efforts, we are able to purchase them at a substantial discount to their face value. Unlike many of our competitors, we currently do not collect on a commission or contingent fee basis. Rather, we purchase and collect charged-off accounts receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits. Since January 1, 1990, we have purchased 759 consumer debt portfolios through December 31, 2004, with an original charged-off face value of $18.8 billion for a purchase price of $355.2 million, or 1.89% of face value, net of buybacks. On average, we have been able to collect more than three times the amount paid for a portfolio, as measured over a five-year period from the date of purchase.
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
      Unlike many third party collection agencies that typically attempt to collect the debt only for a period of three to six months, we generally take a long-term approach, in excess of five years, to the collection effort as we are the owners of the debt. We apply an approach that encourages cooperation with the debtors to make a lump sum settlement payment in full or to formulate a repayment plan. In part, through our strategy of holding the debt for the long-term, we have established a methodology of converting debtors into paying customers. In addition, our approach allows us to invest in various collection management and analysis tools that may be too costly for traditional, more short-term oriented, collection agencies, as well as to pursue legal collection strategies as appropriate. In many cases, we continue to receive collections on individual portfolios beyond the tenth anniversary of its purchase.

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
      Set forth below is a diagram depicting our successor entities in operation for the period from September 30, 2002, up to the effective date of the Reorganization (as defined below), their dates of formation and their ownership:

(1)	Consumer Credit Corp. contributed its ownership interest in Consumer Credit, LLC to Asset Acceptance Holdings LLC effective September 30, 2002, in exchange for 1.0% of the equity interest in Asset Acceptance Holdings LLC, plus $250,000. Effective January 2003, Consumer Credit Corp. merged with and into RBR Holding Corp., with RBR Holding Corp. as the surviving entity acquiring, by operation of law, Consumer Credit Corp.’s 1.0% equity interest in Asset Acceptance Holdings LLC.

(2)	Asset Acceptance Corp. merged with and into Asset Acceptance, LLC effective September 30, 2002, with Asset Acceptance, LLC as the surviving entity. In addition, effective as of September 30, 2002, Asset Acceptance, LLC purchased the charged-off receivables owned by Lee Acceptance Corp.

(3)	Financial Credit Corp. merged with and into Financial Credit, LLC effective September 30, 2002, with Financial Credit, LLC as the surviving entity.

(4)	CFC Financial Corp. merged with and into CFC Financial, LLC effective September 30, 2002, with CFC Financial, LLC as the surviving entity.

(5)	Med-Fi Acceptance, LLC, which changed its name to Rx Acquisitions, LLC on June 4, 2004, was formed as a wholly-owned subsidiary of Asset Acceptance Holdings LLC on April 4, 2003 for the purpose of purchasing and collecting portfolios of charged-off consumer receivables in the healthcare industry.

Reorganization
      On February 4, 2004, immediately prior to the commencement of our initial public offering, all of the shares of capital stock of AAC Investors, Inc., an affiliate of Quad-C Management, Inc., a private equity firm based in Charlottesville, Virginia, and RBR Holding Corp., which held 60% and 40%, respectively, of the equity membership interests in Asset Acceptance Holdings LLC, were contributed to Asset Acceptance Capital Corp. in exchange for shares of common stock of Asset Acceptance Capital Corp. The total number of shares issued to the stockholders of AAC Investors, Inc. and RBR Holding Corp. in such exchange was 28,448,449 with 16,004,017 shares and 12,444,432 shares issued to the stockholders of AAC Investors, Inc. and the stockholders of RBR Holding Corp., respectively. As a result of this reorganization, Asset Acceptance Holdings LLC and its subsidiaries became indirect wholly-owned subsidiaries of Asset Acceptance Capital Corp. The foregoing is referred to herein as the “Reorganization”. Immediately prior to the Reorganization, all of the shares of AAC Investors, Inc. were held by AAC Quad-C Investors LLC, an affiliate of Terrence D. Daniels and Anthony R. Ignaczak, both of whom serve on our board of directors, and substantially all of the shares of RBR Holding Corp. were held by Rufus H. Reitzel, Jr., our Chairman, Nathaniel F. Bradley IV, our President and Chief Executive Officer, and Mark A. Redman, our Vice President-Finance and Chief Financial Officer, and their affiliates.
      Set forth below is a diagram depicting our successor entities as of the effective date of the Reorganization, their dates of formation and their ownership:
      Upon the consummation of our February 2004 initial public offering, our then-current officers, directors and principal stockholders, together with their affiliates (including Messrs. Reitzel, Bradley and Redman and AAC Quad-C Investors LLC), beneficially owned approximately 75.8% of our issued and outstanding common stock.

Current Structure; Subsidiary Merger
      On December 31, 2004, Financial Credit, LLC and CFC Financial, LLC were merged with and into Asset Acceptance, LLC, with the result that, by operation of law, all assets of Financial Credit, LLC and CFC Financial, LLC were vested in Asset Acceptance, LLC and all obligations of Financial Credit, LLC and CFC Financial, LLC were assumed by Asset Acceptance, LLC. Subsequent to the merger, all ownership interests in Asset Acceptance, LLC continue to be owned by Asset Acceptance Holdings LLC.
      Currently, Asset Acceptance, LLC purchases and holds portfolios in all asset types except for healthcare and Rx Acquisitions, LLC purchases and holds portfolios solely in healthcare.
      Set forth below is a diagram depicting our current structure:
      As used in this Annual Report, all references to us mean:

•	after the Reorganization, Asset Acceptance Capital Corp., a Delaware corporation (referred to in our financial statements as the successor);

•	from October 1, 2002 to the Reorganization, AAC Investors, Inc., including its subsidiary, Asset Acceptance Holdings LLC (referred to collectively in our financial statements as the “successor”);

•	from January 1, 2000 through September 30, 2002, our predecessors, RBR Holding Corp., Consumer Credit Corp. and Lee Acceptance Corp. (referred to collectively in our financial statements as the “predecessor”); and

•	prior to January 1, 2000, collectively our predecessors, Lee Acceptance Company and its successor companies, including Lee Acceptance Corp. from 1982 to 1994, Asset Acceptance Corp. from 1994 through December 31, 1999, Financial Credit Corp. from 1997 through December 31, 1999, CFC Financial Corp. from 1998 through December 31, 1999 and Consumer Credit Corp. from 1994 through December 31, 1999 (also referred to collectively in our financial statements as the “predecessor”).

Purchasing
      Typically, we purchase our portfolios in response to a request to bid received via e-mail or telephone. In addition to these requests, we have developed a marketing and acquisitions team that contacts and cultivates relationships with known and prospective sellers of portfolios in our core markets and in new markets for different asset types. We have purchased portfolios from over 150 different debt sellers since 1990, including many of the largest consumer lenders in the United States. Although 10% or more of the money we spend on our purchases in a year may be paid to a single debt seller, historically, we have not purchased more than 10% from the same debt seller in consecutive years. We had one portfolio purchased in 2003 that accounted for approximately 5% of our revenues in 2004, which we believe will account for a declining percentage of our revenues in 2005 and beyond. While we have no policy limiting purchases from single debt sellers, we purchase from a diverse set of suppliers and our purchasing decisions are based upon constantly changing economic and competitive environments as opposed to long-term relationships with particular suppliers. During 2004, we entered into five forward flow contracts and purchased portfolios for an aggregate purchase price of approximately $8.1 million, or 9% of the total invested. These contracts commit a debt seller to sell a steady flow of charged-off receivables to us and commit us to purchase receivables for a fixed percentage of the face amount. We have entered into such contracts in the past and will do so in the future depending on market conditions. One of the forward flow contracts entered into in 2004 has expired. The remaining four forward flow contracts have terms of between three to twelve months.
      We purchase our portfolios through a variety of sources, including consumer credit originators, private brokers or agents and debt resellers. Debt resellers are debt purchasers that sell some or all of the debt they purchase. Generally, the portfolios are purchased either in competitive bids through a sealed bid or, in some cases, through an on-line process or through privately-negotiated transactions between the credit originator or other holder of consumer debt and us.
      Each potential acquisition begins with a quantitative and qualitative analysis of the portfolio. In the initial stages of the due diligence process, we typically review basic data on the portfolio’s accounts. This data typically includes the account number, the consumer’s name, address, social security number, phone numbers, outstanding balance, date of charge-off, last payment and account origination. We analyze this information based on quantitative and qualitative factors and summarize into a format based on certain key metrics, such as state of debtor’s last known residence, type of debt and age of the receivable. In addition, we typically provide the seller with a questionnaire designed to help us understand important qualitative factors relating to the portfolio.
      As part of our due diligence evaluation, we run the portfolio through our pricing and collection probability model. This model uses certain characteristics of the portfolio, such as the type of product, age and level of delinquency and the locations of the debtors, to calculate an estimate of collectibility for the portfolio and to determine a base value for the purchase. Pricing adjustments are factored into the model reflecting issuer considerations, demographic attributes and other account criteria. In those circumstances where the type or pricing of the portfolio is unusual, we consult with management from our collection operations to help ascertain collectibility, potential collection strategies and our ability to integrate the new portfolio into our collection platform. Our analysis also compares the charged-off consumer receivables in the prospective portfolio with our collection history on portfolios with similar attributes.
      Once we have compiled and analyzed available data, we factor in market conditions and determine an appropriate bid price or bid range. The recommended bid price or bid range, along with a summary of our due diligence, is submitted to our investment committee and, for purchases in excess of a certain corporate threshold, to our audit committee for review and approval. After appropriate approvals and acceptance of our offer by the seller of the portfolio, a purchase agreement is negotiated. Provisions are generally incorporated for bankrupt, disputed, fraudulent or deceased accounts and, typically, the credit originator either agrees to repurchase these accounts or replace them with acceptable replacement accounts within certain time frames, generally within 60 days to 365 days. Upon execution of the agreement, the transaction is funded.

      The following chart categorizes our purchased receivable portfolios for the period from January 1, 1990 through December 31, 2004 into the major asset types represented:

	Face Value of
	Charged-off		No. of
Asset Type	Receivables(2)%		Accounts	%

Visa®/ MasterCard®/ Discover®	$8,265,247,070	43.9%	3,655,644	20.2%
Private Label Credit Cards	2,981,251,461	15.8	4,507,225	25.0
Telecommunications/ Utility/ Gas	1,491,358,812	7.9	3,526,733	19.5
Health Club	1,295,455,845	6.9	1,348,919	7.5
Auto Deficiency	1,239,921,376	6.6	207,124	1.1
Installment loans	651,382,190	3.5	209,599	1.2
Other(1)	2,902,951,181	15.4	4,604,283	25.5

Total	$18,827,567,935	100.0%	18,059,527	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
      The age of a charged-off consumer receivables portfolio, or the time since an account has been charged-off, is an important factor in determining the value at which we will offer to purchase a receivables portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older receivables typically are more difficult to collect. The accounts receivable management industry places receivables into the following categories depending on the number of collection agencies that have previously attempted to collect on the receivables:

•	Fresh accounts are typically 120 to 270 days past due, have been charged-off by the credit originator and are either being sold prior to any post charge-off collection activity or are placed with a third party collector for the first time. These accounts typically sell for the highest purchase price.

•	Primary accounts are typically 270 to 360 days past due, have been previously placed with one third party collector and typically receive a lower purchase price.

•	Secondary and tertiary accounts are typically more than 360 days past due, have been placed with two or three third party collectors and receive even lower purchase prices.
      We specialize in the primary, secondary and tertiary markets, but we will purchase accounts at any point in the delinquency cycle. We deploy our capital within these markets based upon the relative values of the available debt portfolios.

      The following chart categorizes our purchased receivable portfolios for the period from January 1, 1990 through December 31, 2004 into the major account types represented:

	Face Value of
	Charged-off		No. of
Account Type	Receivables (2)%		Accounts	%

Fresh	$980,562,424	5.2%	386,070	2.1%
Primary	3,448,409,980	18.3	2,301,066	12.8
Secondary	3,186,513,240	16.9	2,547,857	14.1
Tertiary(1)	10,252,075,331	54.5	12,321,818	68.2
Other	960,006,960	5.1	502,716	2.8

Total	$18,827,567,935	100.0%	18,059,527	100.0%

(1)	This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
      We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates for the period from January 1, 1990 through December 31, 2004 our purchased receivable portfolios based on geographic location of debtor:

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables(3)%		Accounts	%

Texas(1)	$2,618,320,586	13.9%	2,247,634	12.4%
California	1,911,314,563	10.2	1,833,152	10.1
Florida(1)	1,800,671,258	9.6	1,275,662	7.0
Michigan(1)	1,493,174,940	7.9	1,782,935	9.9
Ohio(1)	1,164,654,555	6.2	1,392,434	7.7
New York	1,144,093,799	6.1	951,542	5.3
Illinois(1)	866,550,397	4.6	1,114,563	6.2
Pennsylvania	585,746,526	3.1	517,893	2.9
North Carolina	503,464,102	2.7	409,812	2.3
Georgia	476,594,947	2.5	412,686	2.3
New Jersey(1)	385,614,544	2.0	338,290	1.9
Other(2)	5,877,367,718	31.2	5,782,924	32.0

Total	$18,827,567,935	100.0%	18,059,527	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

Collection Operations
      Our collection operations seek to maximize the recovery of our purchased charged-off receivables in a cost-effective manner. We have organized our collection platform into a number of specialized departments which include collection, legal collection and bankruptcy and probate recovery.
      Generally, our collection efforts begin in our collection department and, if warranted, move to our legal collection department. If the collection account involves a bankrupt debtor or a deceased debtor, our bankruptcy and probate recovery department will review and manage the account. If the collection account merits outsourcing to a third party collection agency, our agency forwarding department handles the matter. Finally, our information acquisition department utilizes a network of data providers to increase recovery rates and promote collector efficiency in all of our departments.

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
      For accounts in states where we have a local presence, and in some cases, adjacent states, we prefer to pursue an in-house legal strategy as it provides us with a greater ability to manage the process. We currently have in-house capability in Michigan, Ohio, Florida, Maryland, Arizona, Texas, Illinois and New Jersey. In each of these states, we have designed our legal policies and procedures to maintain compliance with state and federal laws while pursuing available legal opportunities. We will continue to pursue selective and opportunistic expansion in various geographic regions.
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
Competition
      The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators that manage their own consumer receivables. Some of these companies may have substantially greater personnel and financial resources and may experience lower collector and employee turnover rates than we do. We believe that increasing amounts of capital are being invested in the debt collection industry, which could lead to further increases in prices for portfolios of charged-off accounts receivables, the enhanced ability of third parties to collect debt and the reduction in the number of portfolios of charged-off accounts receivables available for purchase. In addition, companies with greater financial resources may elect at a future date to enter the consumer debt collection business. Furthermore, current debt sellers may change strategies and cease selling debt portfolios in the future.
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
Technology Platform
      We believe that information technology is critical to our success. Our key systems have been purchased from outside vendors and, with our input, have been tailored to meet our particular business needs. We have a staff of over 25 full-time employees who monitor and maintain our information technology and communications structure. Additionally, we believe we have relationships with many of our key vendors that will allow any system failure to be remedied in an expeditious manner. Our centralized data center is in our Warren, Michigan headquarters and all offices are connected to this data center. This provides for one standard system in every one of our offices with all employees accessing the same database.
      We license our collection software and complementary products from Ontario Systems LLC, a leading provider to the collection industry. This software has enabled us to:

•	automate the loading of accounts in order to begin collecting accounts soon after purchase;

•	segment the accounts into dispositions for collection prioritization;

•	access 20 approved service partners including third party letter production and mailing vendors, credit reporting services and information service providers;

•	interface with an automated dialer to increase the number of contacts with our debtors;

•	connect to a document imaging system to allow each of our employees to view scanned documents on accounts from their workstations while working on an account;

•	limit an employee’s ability to work outside of company guidelines;

•	query the entire database for any purpose which may be used for collection, reporting or other business matters; and

•	establish parameters to comply with federal and state laws.
      Our collection software resides on a Hewlett-Packard® system that was most recently upgraded in August 2003 and is scheduled to be upgraded again in March 2005. This platform currently handles our 18 million accounts and we believe it is scalable to handle our anticipated growth for the near future.
      We maintain a Microsoft Windows® 2003 based network that supports our back office functions including time and attendance systems, payroll and MAS200® accounting software.
      In order to minimize the potential for a disaster or other interruption of data or telephone communications that are critical to our business, we have:

•	a diesel generator sufficient in size to power our entire Warren headquarters building which houses our primary server;

•	a back-up server sufficient in size to handle our database in our Wixom, Michigan office;

•	an ability to have inbound phone calls rerouted to other offices;

•	fire suppression systems in our primary and back-up data centers;

•	undertaken a plan to add redundant data paths to each of our offices, with our Warren, Michigan headquarters being the first office to complete this plan;

•	daily back-up of all of our critical applications with the tapes transported offsite to a secure data storage facility by a third party service provider; and

•	data replication in our primary server to preserve data in the event of a failure of a storage drive.

Regulation and Legal Compliance — Collection Activities
      Federal and state statutes establish specific guidelines and procedures which debt collectors must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable federal laws and comparable state statutes in all of our recovery activities, even in circumstances in which we may not be specifically subject to these laws. As part of this policy, we monitor our collectors and other activities for compliance with federal and state collection laws. Our failure to comply with these laws could lead to fines on us and on our collectors and could have a material adverse effect on us in the event and to the extent that they apply to some or all of our recovery activities. Court rulings in various jurisdictions also impact our ability to collect.
      Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors. Significant federal laws and regulations applicable to our business as a debt collector include the following:

•	Fair Debt Collection Practices Act (“FDCPA”). This act imposes obligations and restrictions on the practices of consumer debt collectors, including specific restrictions regarding communications with debtors, including the time, place and manner of the communications. This act also gives consumers certain rights, including the right to dispute the validity of their obligations.

•	Fair Credit Reporting Act/ Fair and Accurate Credit Transaction Act of 2003. The Fair Credit Reporting Act and its amendment entitled the Fair and Accurate Credit Transaction Act of 2003 (“FACT Act”) places requirements on credit information providers regarding verification of the accuracy of information provided to credit reporting agencies and requires such information providers to investigate consumer disputes concerning the accuracy of such information. The FACT Act also requires certain conduct in the cases of identity theft and direct disputes to the creditor. We provide information concerning our accounts to the three major credit reporting agencies, and it is our practice to correctly report this information and to investigate credit reporting disputes in a timely fashion.

•	The Financial Privacy Rule. Promulgated under the Gramm-Leach-Bliley Act, this rule requires that financial institutions, including collection agencies, develop policies to protect the privacy of consumers’ private financial information and provide notices to consumers advising them of their privacy policies. It also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as allowed in connection with our collection efforts, our consumers are not entitled to any opt-out rights under this act. Both this rule and the Safeguards Rule described below are enforced by the Federal Trade Commission, which has retained exclusive jurisdiction over its enforcement, and does not afford a private cause of action to consumers who may wish to pursue legal action against a financial institution for violations of this act.

•	The Safeguards Rule. Also promulgated under the Gramm-Leach-Bliley Act, this rule specifies that we must safeguard financial information of consumers and have a written security plan setting forth information technology safeguards and the ongoing monitoring of the storage and safeguarding of computerized information.

•	Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House (“ACH”) system to make electronic funds transfers. All ACH transactions must comply with the rules of the National Automated Check Clearing House Association (“NACHA”) and Uniform Commercial Code § 3-402. This act, the NACHA regulations and the Uniform Commercial Code give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction.

•	Telephone Consumer Protection Act. In the process of collecting accounts, we use automated dialers to place calls to consumers. This act and similar state laws place certain restrictions on telemarketers and users of automated dialing equipment who place telephone calls to consumers.

•	Health Insurance Portability and Accountability Act (“HIPAA”). This act requires that healthcare institutions provide safeguards to protect the privacy of consumers’ healthcare information. As a debt buyer collecting on medical debt we are considered a business associate to the healthcare institutions and are required to abide by HIPAA. We have a dedicated subsidiary called Rx Acquisitions, LLC which directly holds and collects all of our healthcare receivables.

•	U.S. Bankruptcy Code. In order to prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions.

      Additionally, there are state statutes and regulations comparable to the above federal laws and other state-specific licensing requirements which affect our operations. State laws may also limit interest rates and fees, methods of collections, as well as the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts.
      Although, generally, we are not a credit originator, some laws, such as the following, which apply typically to credit originators, may occasionally affect our operations because our receivables were originated through credit transactions:

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
      It is possible that some of the receivables were established as a result of identity theft or unauthorized use of a credit card. In such cases, we would not be able to recover the amount of the charged-off consumer receivables. As a purchaser of charged-off consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. Most of our account purchase contracts allow us to return to the credit originators (within an agreed upon amount of time) certain charged-off consumer receivables that may not be collectible at the time of purchase, due to these and other circumstances. Upon return, the credit originators are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit to some extent our losses on such accounts.
      Internal Revenue Code Section 6050P and the related Treasury Regulations, in certain circumstances, require creditors to send out Form 1099-C information returns to those debtors whose debt, in an amount in excess of $600, has been deemed to have been forgiven for tax purposes, thereby alerting them to the amount of the forgiveness and the fact that such amount may be taxable income to them. Under these regulations, a debt is deemed to have been forgiven for tax purposes if (i) there has been no payment on the debt for

36 months and if there were no “bona fide collection activities” (as defined in the regulation) for the preceding 12 month period, (ii) the debt was settled for less than the full amount or (iii) other similar situations outlined in the regulations. U.S. Treasury Regulation Section 1.6050P-2 became final in 2004 and is effective for 2005 and forward and indicates that the rules apply to companies who acquire indebtedness and, therefore, we will need to comply with the reporting requirements. Our cost of compliance with these regulations is uncertain. In some instances, we may engage in additional monitoring activities of accounts and will send 1099-C information returns, which will increase our administrative costs. If we are required to send a 1099-C information return, despite the fact that we are continuing our collections efforts on an account, it may become more difficult to collect from those accounts because debtors may perceive the 1099-C as notice of debt relief rather than as tax information.
      This mistaken perception may lead to increased litigation costs for us as we may need to overcome affirmative defenses and counterclaims based on this belief by certain debtors. In addition, we may be required to modify our historical collection practices to conform to the regulation’s definition of “bona fide collection practices” which could increase our costs to monitor accounts and manage our collection activities. Penalties for failure to comply with these regulations are $50 per instance, with a maximum penalty of $250,000 per year, except where failure is due to intentional disregard, for which penalties are $100 per instance, with no maximum penalty. An additional penalty of $100 per information return, with no annual maximum, applies for a failure to provide the statement to the recipient.
Employees
      As of December 31, 2004, we employed 1,732 total associates, including 1,651 persons on a full-time basis and 81 persons on a part-time basis. Collectors include approximately 970 full-time and 20 part-time collectors, and 67 full-time and two part-time legal collectors (excluding our attorneys). None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be good.
Training
      We provide a comprehensive training program for our new and existing employees. Our training includes several learning approaches, including lecture, classroom discussion and discovery, role-playing, computer-aided learning and CD-ROM modules. We also use our e-mail system and newsletters to address on-going training issues.
      Each new collector is required to complete a four-week training program. During the first two weeks, the new employees complete training modules through classroom learning, hands-on learning and role-playing. The first week includes structured learning of our collection software and information technology tools, federal and state collection laws (with particular emphasis on the FDCPA and the FACT Act), telephone collection techniques and core company policies, procedures and practices. The second week continues the structured learning of the first week and is supplemented by supervised telephone collection calls. During weeks three and four, the new hire class is formed as a collection team, with a trainer as supervisor. Collection goals are established and collection calls are made and supervised. Instruction and guidance is shared with the new associate to improve productivity. Each day includes a debriefing of the day’s activities and challenges. Solutions are discussed. Role-playing is used to enhance collection and organization skills.
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
      Our training is not limited to new collectors. Each year all collectors are required to be tested on their knowledge of the FDCPA and other applicable federal laws. Collectors not achieving our minimum standards are required to complete an FDCPA review course and are then retested. In addition, annual supplemental instruction in the FDCPA and collection techniques is provided to our collection associates.

Forward Looking Statements and Risk Factors
      Certain statements made in this Report could be construed to be forward-looking statements. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. In addition, we, or persons acting on our behalf, may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are or will be based on our estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward-looking statements.
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
If we are not able to purchase charged-off consumer receivables at appropriate prices, the resulting decrease in our inventory of purchased portfolios of receivables could adversely affect our ability to generate revenue and our ability to continue our growth.
      If we are unable to purchase charged-off consumer receivables from credit originators in sufficient face value amounts at appropriate prices, our business may be harmed. The availability of portfolios of consumer receivables at prices which generate an appropriate return on our investment depends on a number of factors, both within and outside of our control, including:

•	continued growth in the levels of consumer obligations;

•	continued growth in the number of industries selling charged-off consumer receivable portfolios;

•	continued sales of charged-off consumer receivables portfolios by credit originators;

•	competitive factors affecting potential purchasers and credit originators of charged-off receivables, including the number of firms engaged in the collection business and the capitalization of those firms, that may cause an increase in the price we are willing to pay for portfolios of charged-off consumer receivables or cause us to overpay for portfolios of charged-off consumer receivables;

•	our ability to purchase portfolios in industries in which we have little or no experience with the resulting risk of lower returns if we do not successfully purchase and collect these receivables; and

•	continued growth in the levels of credit being extended by credit originators.
      Over the last 12 to 18 months, we have seen prices for many asset classes of charged-off accounts receivable portfolios increase and, accordingly, it has become more difficult to acquire portfolios of charged-off accounts receivable that meet our return thresholds.
      In addition, we believe that issuers of credit cards are increasingly using off-shore options in connection with their collection of delinquent accounts in an effort to reduce costs. If these off-shore efforts are successful, these issuers may reduce the number of portfolios available for purchase and increase the purchase price for portfolios available for sale.
      Because of the length of time involved in collecting charged-off consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.
      During 2004, we entered into five forward flow contracts with commitment terms ranging from three to twelve months and purchased portfolios with an aggregate purchase price of approximately $8.1 million, or approximately 9% of the total invested during the year. These contracts commit a debt seller to sell a steady flow of charged-off receivables to us and commit us to purchase receivables for a fixed percentage of the face amount. Consequently, our results of operations would be negatively impacted if the fixed percentage is in excess of the appropriate market value. In the normal course of business, we have entered into such contracts in the past and may do so in the future depending on market conditions. To the extent our competition enters into forward-flow contracts, the pool of portfolios available for purchase is diminished.
We generally account for purchased receivable revenues using the interest method of accounting in accordance with U.S. Generally Accepted Accounting Principles, which requires making reasonable estimates of the timing and amount of future cash collections. If the timing and actual amount recovered by us is materially lower than our estimates, it would cause us to recognize impairments and negatively impact our earnings.
      We generally utilize the interest method of accounting for our purchased receivables because we believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated. This belief is predicated on our historical results and our knowledge of the industry. The interest method is prescribed by the Accounting Standards Executive Committee Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans” as well as the Accounting Standards Executive Committee Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.
      The provisions of SOP 03-3 were adopted by us effective January 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows are applied prospectively to purchased receivables acquired before January 1, 2005. Other than the provisions relating to decreases in expected cash flow, purchased receivables acquired before January 1, 2005 will continue to be accounted for under PB 6.
      Each static pool of receivables is modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is calculated for each static pool of receivables based on the projected cash flows and applied to the balance of the static pool. The resulting revenue recognized is based on the IRR applied to the remaining balance of each static pool of accounts. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Beginning in January 2005, under SOP 03-3, if the revised estimate of cash flows is less than the original estimate, the IRR will remain unchanged and an immediate impairment will be taken.
      Application of SOP 03-3 requires the use of reasonable estimates to calculate a projected IRR for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yields and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact and result in an immediate impairment, which would negatively impact our earnings.
We are required to comply with Section 404 of Sarbanes Oxley for the year ended December 31, 2005. If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability and our stock price could be negatively affected.
      We are required to comply with Section 404 of Sarbanes Oxley (“Section 404”) for the year ended December 31, 2005 since we are not an accelerated filer as defined by the Securities and Exchange Commission. Section 404 requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures. This section also requires that our independent registered public accounting firm opine on those internal controls and management’s assessment of those controls. While we are committed to being in full and timely compliance with the requirements of Section 404, we believe that the out of pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply could be significant. The time and costs associated with complying with Sarbanes Oxley could reduce our profitability. If we fail to fully and timely comply with the requirements of Section 404, investors could lose confidence in the accuracy and completeness of our financial statements and our stock price could be negatively affected.

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
We may not be able to collect sufficient amounts on our charged-off consumer receivables, which would adversely affect our results of operations.
      Our business consists of acquiring and collecting receivables that consumers have failed to pay and that the credit originator has deemed uncollectible and has charged-off. The credit originators or other debt sellers generally make numerous attempts to recover on their charged-off consumer receivables before we purchase such receivables, often using a combination of in-house recovery and third party collection efforts. Since there generally have been multiple efforts to collect on these portfolios of charged-off consumer receivables before we attempt to collect on them (three or more efforts on more than 50% of the face value of our portfolios), our attempts to collect on these portfolios may not be successful. Therefore, we may not collect a sufficient amount to cover our investment associated with purchasing the charged-off consumer receivable portfolios and the costs of running our business, which would adversely affect our results of operations. There can be no assurance that our ability to make collections in the future will be comparable to our success in making collections in the past.
We experience high turnover rates for our collectors and we may not be able to hire and retain enough sufficiently trained collectors to support our operations.
      Our ability to collect on new and existing portfolios and to acquire new portfolios is substantially dependent on our ability to hire and retain qualified collectors. The consumer accounts receivables management industry is labor intensive and, similar to other companies in our industry, we experience a high rate of employee turnover. For 2004, our annual turnover rate was 51.0%, and our collection department employee turnover rate was 68.4%. Based on our experience, collectors who have been with us for more than one year are generally more productive than collectors who have been with us for less than one year. In 2004, our turnover rate for all associates employed by us for at least one year was 28.1% and 38.4% for collection employees only. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire, train and, in particular, retain new collectors. In addition, we believe the level of training we provide to our employees makes our employees attractive to other collection companies, which may attempt to recruit them. A higher turnover rate among our collectors will increase our recruiting and training costs, may require us to increase employee compensation levels and will limit the number of experienced collection personnel available to service our charged-off consumer receivables. If this were to occur, we would not be able to service our charged-off consumer receivables effectively, which would reduce our ability to grow and operate profitably.
We face intense competition that could impair our ability to grow and achieve our goals.
      The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators and other owners of debt that manage their own charged-off consumer receivables. Some of these companies may have substantially greater personnel and financial resources and may experience lower collector and employee turnover rates than we do. Furthermore, some of our competitors may obtain alternative sources of financing, the proceeds from which may be used to fund expansion and to increase their number of charged-off portfolio purchases. We believe that increasing amounts of capital are being invested in the debt collection industry, which could lead to increased prices for portfolios of charged-off accounts receivables, the enhanced ability of third parties to collect debt and the reduction in the number of portfolios of charged-off accounts receivables available for purchase. In addition, companies with greater financial resources than we have may elect at a future date to enter the consumer debt collection business. Competitive pressures affect the availability and pricing of receivables portfolios as well as the availability and cost of qualified debt collectors. In addition, some of our competitors may have signed forward flow contracts under which consumer credit originators have agreed to transfer a steady flow of charged-off receivables to them in the future, which could restrict those credit originators from selling receivables to us.
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
Our performance may be adversely affected by Internal Revenue Code Section 6050P and the underlying Treasury Regulations and the costs related to compliance therewith.
      Internal Revenue Code Section 6050P and the related Treasury Regulations, in certain circumstances, require creditors to send out Form 1099-C information returns to those debtors whose debt, in an amount in excess of $600, has been deemed to have been forgiven for tax purposes, thereby alerting them to the amount of the forgiveness and the fact that such amount may be taxable income to them. Under these regulations, a debt is deemed to have been forgiven for tax purposes if (i) there has been no payment on the debt for 36 months and if there were no “bona fide collection activities” (as defined in the regulation) for the preceding 12 month period, (ii) the debt was settled for less than the full amount or (iii) other similar situations outlined in the regulations. U.S. Treasury Regulation Section 1.6050P-2 became final in 2004 and is effective for 2005 and forward and indicates that the rules apply to companies who acquire indebtedness and, therefore, we will need to comply with the reporting requirements. Our cost of compliance with these regulations is uncertain. In some instances, we may engage in additional monitoring activities of accounts and will send 1099-C information returns, which will increase our administrative costs. If we are required to send a 1099-C information return, despite the fact that we are continuing our collections efforts on an account, it may become more difficult to collect from those accounts because debtors may perceive the 1099-C as notice of debt relief rather than as tax information.
      This mistaken perception may lead to increased litigation costs for us as we may need to overcome affirmative defenses and counterclaims based on this belief by certain debtors. In addition, we may be required to modify our historical collection practices to conform to the regulation’s definition of “bona fide collection practices”, which could increase our costs to monitor accounts and manage our collection activities. Penalties for failure to comply with these regulations are $50 per instance, with a maximum penalty of $250,000 per year, except where failure is due to intentional disregard, for which penalties are $100 per instance, with no maximum penalty. An additional penalty of $100 per information return, with no annual maximum, applies for a failure to provide the statement to the recipient.
Our growth strategy includes acquiring charged-off receivable portfolios in industries in which we have little or no experience. If we do not successfully acquire and collect on these portfolios, revenue growth may slow and our results of operations may be materially and adversely affected.
      We intend to acquire portfolios of charged-off consumer receivables in industries in which we have limited experience, such as telecommunications and healthcare. Some of these industries may have specific regulatory restrictions with which we have no experience. We may not be successful in consummating any acquisitions of receivables in these industries and our limited experience in these industries may impair our ability to effectively and efficiently collect on these portfolios. Furthermore, we need to develop appropriate pricing models for these markets and there is no assurance that we will do so effectively. This may cause us to overpay for these portfolios, and consequently, our profitability may suffer as a result of these portfolio acquisitions.
Our strategy includes the opening of new call centers in selected locations through the acquisition of assets of businesses and the training and integration of existing collectors into our business. If we open new call centers and do not successfully acquire assets of businesses and train and integrate new collectors into our business, our results of operations would be negatively affected.
      In the past, we have opened new call centers in selected locations through the acquisition of assets of businesses and through the training and integration of the collectors employed by these businesses. We have experienced higher collection recoveries in states in which we have a local or relatively close presence. In 2002 and 2003, we acquired selected assets from debt collection businesses located in White Marsh, Maryland, San Antonio, Texas, Phoenix, Arizona and Chicago, Illinois and, as a result, approximately 260 employees initially were hired from these businesses, trained by us and integrated into our business. These, and any future acquisitions we make, will be accompanied by the risks encountered in acquisitions of this type which include the difficulty and expense of training new collectors and the loss of productivity due to the diversion of our management’s attention. If we open new call centers and do not successfully train and integrate new collectors, it would adversely affect the growth of our business and negatively impact our operating results.
Historical operating results and quarterly cash collections may not be indicative of future performance.
      Our total revenues have grown at an average annual rate in excess of 55% from 2000 through 2004. We do not expect to achieve the same growth rates in future periods. Therefore, our future operating results may not reflect past performance.
      In addition, our business depends on the ability to collect on our portfolios of charged-off consumer receivables. Collections within portfolios tend to be seasonally higher in the first and second quarters of the year, due to consumers’ receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year, due to consumers’ spending in connection with summer vacations, the holiday season and other factors. Our historical growth in purchased portfolios and in our resultant quarterly cash collections has helped to minimize the effect of seasonal cash collections. Operating expenses are seasonally higher during the first and second quarters of the year due to expenses necessary to process the increase in cash collections. However, revenue recognized is relatively level due to our application of the interest method for revenue recognition. In addition, our operating results may be affected to a lesser extent by the timing of purchases of portfolios of charged-off consumer receivables due to the initial costs associated with purchasing and integrating these receivables into our system. Consequently, income and margins may fluctuate quarter to quarter. If the pace of our growth slows, our quarterly cash collections and operating results may become increasingly subject to fluctuation.
Our collections may decrease if bankruptcy filings increase or if bankruptcy laws change.
      During times of economic recession, the amount of charged-off consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor’s assets are sold to repay creditors, but since the charged-off consumer receivables we are attempting to collect are generally unsecured or secured on a second or third priority basis, we often would not be able to collect on those receivables. Our collections may decline with an increase in bankruptcy filings or if the bankruptcy laws change in a manner adverse to our business, in which case, our financial condition and results of operations could be materially adversely affected.
Failure to effectively manage our growth could adversely affect our business and operating results.
      We have expanded significantly over our history and we intend to continue to grow. However, any future growth will place additional demands on our resources and we cannot be sure that we will be able to manage our growth effectively. In order to successfully manage our growth, we may need to:

•	expand and enhance our administrative infrastructure;

•	improve our management, regulatory compliance and financial and information systems and controls;

•	open new call centers in select locations through the acquisition of selected assets of businesses and the development of new sites; and

•	recruit, train, manage and retain our employees effectively.
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
      Our future success depends on the continued ability to recruit, hire, retain and motivate highly skilled managerial personnel. The continued growth and success of our business is particularly dependent upon the continued services of our executive officers and other key personnel (particularly in purchasing and collections), including Rufus H. Reitzel, Jr., our Chairman, Nathaniel F. Bradley IV, our President and Chief Executive Officer, and Mark A. Redman, our Vice President-Finance and Chief Financial Officer, each of whom has been integral to the development of our business. We cannot guarantee that we will be able to retain these individuals. Our performance also depends on our ability to retain and motivate other officers and key employees. The loss of the services of one or more of our executive officers or other key employees could disrupt our operations and seriously impair our ability to continue to acquire or collect on portfolios of charged-off consumer receivables and to manage and expand our business. We have employment agreements with each of Messrs. Reitzel, Bradley and Redman. However, these agreements do not and will not assure the continued services of these officers. We do not maintain key person life insurance policies for our executive officers or key personnel.
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
      In addition to the possibility of new laws being enacted, it is possible that regulators and litigants may attempt to extend debtors’ rights beyond the current interpretations placed on existing statutes. These attempts could cause us to (i) expend significant financial and human resources in either litigating these new interpretations or (ii) alter our existing methods of conducting business to comply with these interpretations, either of which could reduce our profitability and harm our business.
Our growth strategy may, to a limited extent, include the acquisition of portfolios in selected countries located outside of the United States. If we expand our operations outside of the United States, our international acquisitions could subject us to risks that could have a material adverse effect on our business.
      We may, to a limited extent, pursue the acquisition of portfolios of charged-off consumer receivables from credit originators or collection companies located outside the United States. If our operations expand internationally, we will be subject to the risks of conducting business outside the United States, including:

•	a greater difficulty in managing collection operations globally;

•	compliance with multiple and potentially conflicting regulatory requirements;

•	fluctuations in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions; and

•	changes in tax laws.
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
      We believe that our access to capital through our line of credit has been critical to our ability to grow. We currently maintain a $100.0 million line of credit that expires May 31, 2008. Our line of credit includes an accordion loan feature that allows us to request a $20.0 million increase in the credit facility, subject to our compliance with certain conditions and financial covenants. Our financial strength has increased our ability to make portfolio purchases and we believe it has also enhanced our credibility with sellers of debt who are interested in dealing with firms possessing the financial wherewithal to consummate a transaction. If our line of credit is materially reduced or terminated as a result of noncompliance with a covenant or other event of default and if we are unable to replace it on relatively favorable terms, our revenue growth may slow and our results of operations may be materially and adversely affected.

Our ability to collect on our purchased receivables may suffer if the economy suffers a material and adverse downturn for a prolonged period.
      Our success depends on our continued ability to collect on our purchased receivables. If the economy suffers a material and adverse downturn for a prolonged period which, in turn, increases the unemployment rate, we may not be able to collect during this period in a manner consistent with our past practice due to the inability of our customers to make payments to us. Any failure to collect would harm our results of operations.

Item 2.	Properties
      The following table provides information relating to our principal operations facilities as of February 28, 2005.

	Approximate
Location	Square Footage	Lease Expiration Date	Use

Phoenix, Arizona	71,550	April 1, 2010	Call center, with collections and legal collections
Plantation, Florida	2,555	January 31, 2008	Legal collections
Riverview, Florida	52,280	April 30, 2009	Call center, with collections and legal collections
Chicago, Illinois(1)	7,215	April 30, 2005	Call center, with collections and legal collections
White Marsh, Maryland	22,800	September 30, 2007	Call center, with collections and legal collections
Warren, Michigan	200,000	November 30, 2014	Principal executive offices and call center, with collections and legal collections
Wixom, Michigan	48,000	May 31, 2008	Call center, with collections
Woodbury, New Jersey	(2)	December 31, 2005	Legal collections
Brooklyn Heights, Ohio	22,640	September 30, 2006	Call center, with collections and legal collections
San Antonio, Texas	27,265	June 30, 2008	Call center, with collections and legal collections

(1)	Upon the expiration of this lease on April 30, 2005, we anticipate continuing this lease on a month-to-month basis until replacement space is identified and ready for use.

(2)	We have entered into a lease for a facility in Woodbury, New Jersey which expires on December 31, 2005 for two offices in a shared-use building and have relocated our legal collections activities from the Pennsville, New Jersey facilities to the Woodbury facilities.
      We believe that our existing facilities are sufficient to meet our current needs and that suitable additional or alternative space will be available on a commercially reasonable basis. Our $100.0 million line of credit is secured by a first priority lien on all of our assets.

Item 3.	Legal Proceedings.
      In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. However, as of December 31, 2004, we are named in 11 purported class action lawsuits in which the underlying classes have not been certified. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.

      We are not a party to any material legal proceedings. However, we expect to continue to initiate collection law suits as a part of the ordinary course of our business (resulting occasionally in countersuits against us) and we may, from time to time, become a party to various other legal proceedings arising in the ordinary course of our business.

Item 4.	Submission of Matters to a Vote of Securities Holders.
      There were no matters submitted to a vote of Asset Acceptance Capital Corp.’s security holders during the fourth quarter of 2004.
Supplemental Item. Executive Officers of the Company
      The following table sets forth information regarding our directors and executive officers as of February 28, 2005.

Name	Age	Position

Rufus H. Reitzel, Jr.	70	Chairman; Director
Nathaniel F. Bradley IV	48	President and Chief Executive Officer; Director
Mark A. Redman	43	Vice President-Finance, Chief Financial Officer, Secretary and Treasurer
Phillip L. Allen	46	Vice President-Operations
Diane Kondrat	46	Vice President-Legal Collections
Deborah Everly	32	Vice President-Marketing & Acquisitions
Donald O’Neill	41	Vice President-Collections
Janelle D. Whitten	39	Vice President-Collections
Michael T. Homant	40	Vice President-Information Technology
Thomas Good	45	General Counsel
      Rufus H. Reitzel, Jr., Chairman; Director — Mr. Reitzel founded Lee Acceptance Company in 1962. He and Mr. Bradley co-founded Asset Acceptance Corp. in 1994 to continue the business of the successors to Lee Acceptance Company. Mr. Reitzel served as Chief Executive Officer of our company and its predecessor companies from 1962 to June 2003 when he became Chairman. Mr. Reitzel is the father-in-law of Mr. Bradley, our Chief Executive Officer and a director.
      Nathaniel F. Bradley, IV, President and Chief Executive Officer; Director — Mr. Bradley joined Lee Acceptance Company in 1979 and co-founded Asset Acceptance Corp. in 1994 with Mr. Reitzel. Mr. Bradley served as Vice President of our predecessor from 1982 to 1994 and was promoted to President of Asset Acceptance Corp. in 1994. He was named our Chief Executive Officer in June 2003. Mr. Bradley is the son-in-law of Mr. Reitzel, our Chairman and a director.
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
      Janelle D. Whitten, Vice President-Collections — Ms. Whitten joined Asset Acceptance Corp. in 2001 as a Collections Supervisor. She was promoted to Branch Manager in 2002, Assistant Vice President-Collections in 2003 and, most recently, Vice President-Collections in July 2004. Ms. Whitten worked in non-management positions of the banking industry prior to joining Asset Acceptance Corp, including as a record keeper for the Bank of Oklahoma from April 2000 to December 2000.
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
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock is quoted on The Nasdaq National Market under the symbol “AACC”. Public trading of our common stock commenced on February 5, 2004. Prior to that time, there was no public trading market for our common stock. The following table sets forth the high and low sales prices for our common stock, as reported by The Nasdaq National Market, for the period indicated.

Fiscal Year Ended December 31, 2004	High	Low

Fourth Quarter	$21.50	$16.95
Third Quarter	$18.25	$15.19
Second Quarter	$20.40	$14.72
First Quarter(1)	$18.60	$16.10

(1)	The initial public offering price was $15.00 per share.
      On March 21, 2005, the last reported sale price of our common stock on The Nasdaq National Market was $19.485 per share. As of March 3, 2005, there were 1,611 record holders of our common stock.
      Asset Acceptance Capital Corp. has never paid any dividends on its common stock. We currently anticipate that we will retain any future earnings for the operation and development of our business. Accordingly, we do not currently intend to declare or pay dividends in the near term. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant.

      The following table contains information about our securities that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2004:

Number of Securities
Remaining Available
	Number of		For Future Issuance
	Securities to be		Under Equity
	Issued upon		Compensation Plans
	Exercise of	Weighted Average	(Excluding
	Outstanding	Exercise Price of	Outstanding Options,
	Options, Warrants	Outstanding Options,	Warrants And
Plan Category	and Rights	Warrants and Rights	Rights)

Equity compensation plans approved by stockholders	118,888	$17.03	3,581,112
Equity compensation plans and agreements not approved by stockholders	—	—	—
      In the three years preceding the filing of this Form 10-K, we issued the following securities that were not registered under the Securities Act:

•	On September 30, 2002, Asset Acceptance Holdings LLC was formed for the purpose of consummating an equity recapitalization with AAC Investors, Inc., a Virginia corporation. In connection with the consummation of the recapitalization transaction, AAC Investors, Inc. received 60% of the equity membership interests in Asset Acceptance Holdings LLC. Consumer Credit Corp., and RBR Holding Corp., received $250,000 and 1% of the equity membership interests of Asset Acceptance Holdings LLC, and $45,550,000 and 39% of the equity membership interests of Asset Acceptance Holdings, respectively. In January 2003, Consumer Credit Corp. was merged with and into RBR Credit Corp. This issuance was effected pursuant to the registration exemption afforded by Section 4(2) of the Securities Act.

•	On September 30, 2002, Asset Acceptance Holdings LLC adopted the Year 2002 Share Appreciation Rights Plan pursuant to which approximately 60 employees were granted share appreciation rights entitling the holder to receive compensation under certain circumstances for an appreciation in the value of Asset Acceptance Holdings LLC. The share appreciation rights were subject to vesting and payment restrictions based upon term of the holder’s employment with Asset Acceptance Holdings LLC. In connection with the consummation of our initial public offering, Asset Acceptance Holdings LLC exercised its right to vest 100% of the share appreciation rights held by the holders which, resulted in the issuance, on February 10, 2004, of 1,776,826 unregistered shares of the common stock of Asset Acceptance Capital Corp. to the holders as payment for a portion of the purchase price for these rights. This issuance was effected pursuant to the registration exemption afforded by Rule 701 and/or Section 4(2) of the Securities Act.

•	On February 4, 2004, pursuant to a Share Exchange Agreement entered into on October 24, 2003, all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp., which held 60% and 40% ownership interests in Asset Acceptance Holdings LLC, respectively, were contributed to Asset Acceptance Capital Corp. in exchange for all of the shares of common stock of Asset Acceptance Capital Corp. A total of 28,448,449 shares were issued to the stockholders of AAC Investors, Inc. and RBR Holding Corp., with 16,004,017 shares and 12,444,432 shares issued to the stockholders of AAC Investors, Inc. and the stockholders of RBR Holding Corp., respectively. The issuance was effected pursuant to the registration exemption afforded by Regulation D and/or Section 4(2) of the Securities Act.

•	The non-employee directors of Asset Acceptance Capital Corp. have the right to receive a quarterly fee in the amount of $5,000. In lieu of the cash fee, the non-employee directors who are eligible to receive options under the 2004 stock incentive plan have the right to receive immediately vested options to purchase shares of the common stock of Asset Acceptance Capital Corp. in an amount equal to three times the cash fee. These options were issued in private placements in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Each option entitles the holder to purchase one share of the common stock of Asset Acceptance Capital Corp. at a weighted average exercise price of $17.03.

      Pursuant to the plan during the fiscal year ended December 31, 2004, the following options were issued to the non-management directors:

		Option Expiration	Number of	Exercise
Director	Option Grant Date	Date	Options	Price

Jennifer L. Adams	March 1, 2004	March 1, 2014	15,000	$18.50
	May 19, 2004	May 19, 2014	770	$19.48
	August 19, 2004	August 19, 2014	840	$17.85
	November 18, 2004	November 18, 2014	834	$17.99

Total			17,444

Terrence L. Daniels	February 4, 2004	February 4, 2014	15,000	$15.00
	May 19, 2004	May 19, 2014	770	$19.48
	August 19, 2004	August 19, 2014	840	$17.85
	November 18, 2004	November 18, 2014	834	$17.99

Total			17,444

Donald Haider	March 1, 2004	March 1, 2014	15,000	$18.50
	May 19, 2004	May 19, 2014	770	$19.48
	August 19, 2004	August 19, 2014	840	$17.85
	November 18, 2004	November 18, 2014	834	$17.99

Total			17,444

Anthony Ignaczak	February 4, 2004	February 4, 2014	15,000	$15.00
	May 19, 2004	May 19, 2014	770	$19.48
	August 19, 2004	August 19, 2014	840	$17.85
	November 18, 2004	November 18, 2014	834	$17.99

Total			17,444

H. Eugene Lockhart	February 4, 2004	February 4, 2014	15,000	$15.00
	May 19, 2004	May 19, 2014	770	$19.48
	August 19, 2004	August 19, 2014	840	$17.85
	November 18, 2004	November 18, 2014	834	$17.99

Total			17,444

William I. Jacobs	November 1, 2004	November 1, 2014	15,000	$17.97
	November 18, 2004	November 18, 2014	834	$17.99

			15,834

William F. Pickard	November 1, 2004	November 1, 2014	15,000	$17.97
	November 18, 2004	November 18, 2014	834	$17.99

			15,834
      No underwriters were involved in the foregoing sales of securities. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Item 6.	Selected Financial Data
      The following selected consolidated financial data includes the results of operations of the following companies for the indicated periods:

•	From January 1, 2000 through September 30, 2002, AAC Holding Corp. and its subsidiaries, Consumer Credit Corp. and Lee Acceptance Corp., with each of these corporations treated as an S corporation for income tax purposes (except for Lee Acceptance Corp. which was treated as a C corporation for income tax purposes).

•	From October 1, 2002 to the Reorganization effected on February 4, 2004, AAC Investors, Inc., including its subsidiary, Asset Acceptance Holdings LLC (referred to collectively in the following selected financial statements as the “successor”).

•	From February 5, 2004 through December 31, 2004, Asset Acceptance Capital Corp., including its wholly-owned subsidiaries, AAC Investors, Inc. and RBR Holding Corp., and its indirect wholly-owned subsidiary, Asset Acceptance Holdings LLC and its subsidiaries, with these companies also referred to collectively in our financial statements and in the following selected consolidated financial data as the “successor”.
      The following selected consolidated statement of income data for the year ended December 31, 2002, consists of the predecessor for the nine months ended September 30, 2002 and the successor for the three months ended December 31, 2002, with this referred to as “combined”. The following income data of the predecessor for the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002 and the related selected consolidated financial position data as of December 31, 2000 and 2001 and the selected consolidated statement of income data of the successor for the three months ended December 31, 2002, and the years ended December 31, 2003 and 2004 and the related selected consolidated financial position data as of December 31, 2002, 2003, and 2004 have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm. The data should be read in connection with the consolidated financial statements, related notes and other information included herein.
      On February 4, 2004, all of the shares of the capital stock of AAC Investors, Inc. and AAC Holding Corp. (which changed its name to RBR Holding Corp. in October 2002), which held 60% and 40% ownership interests in Asset Acceptance Holdings LLC, respectively, as of that date, were contributed to Asset Acceptance Capital Corp. in exchange for all of the shares of the common stock of Asset Acceptance Capital Corp. As a result of this Reorganization, Asset Acceptance Holdings LLC and its subsidiaries became indirect wholly-owned subsidiaries of Asset Acceptance Capital Corp. The information included in the selected financial data gives effect to the Reorganization as of October 1, 2002. For more detailed information about our corporate history and the Reorganization, see “Item 1. Business — History and Reorganization”.

	Predecessor		Combined	Successor

	Years Ended December 31,

	2000	2001	2002(1)	2003	2004

	(in thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues
Purchased receivable revenues	$36,667	$61,412	$100,004	$159,628	$213,723
Gain on sale of purchased receivables	130	250	326	—	468
Finance contract revenues	214	354	411	565	562

Total revenues	37,011	62,016	100,741	160,193	214,753

Expenses
Salaries and benefits	11,769	20,485	33,438	51,296	111,034	(2)
Collections expense	10,951	16,372	26,051	43,656	56,949
Occupancy	1,135	1,590	3,064	4,633	6,109
Administrative	980	1,511	2,682	3,259	5,677
Depreciation	555	923	1,910	2,572	2,881
Loss on disposal of equipment	49	12	198	4	98

Total operating expenses	25,439	40,893	67,343	105,420	182,748

Income from operations	11,572	21,123	33,398	54,773	32,005
Net interest expense	2,047	2,229	3,427	7,195	1,709
Other expenses (income)	—	(11)	423	(448)	(84)

Income before income taxes	9,525	18,905	29,548	48,026	30,380
Income taxes(3)	—	—	1,624	10,283	29,634

Net income	$9,525	$18,905	$27,924	$37,743	$746	(4)

Pro forma income taxes(5)	$3,292	$6,745	$11,038	$17,914	$11,301
Pro forma net income(5)	$6,233	$12,160	$18,510	$30,112	$19,079	(6)
Pro forma net income per share basic(7)	$0.22	$0.43	$0.65	$1.06	$0.52	(6)
Pro forma net income per share diluted(7)	$0.22	$0.43	$0.65	$1.06	$0.52	(6)
Weighted average shares basic	—	—	—	28,448	36,386
Weighted average shares diluted	—	—	—	28,448	36,394
Pro forma weighted average shares (basic and diluted)(7)	28,448	28,448	28,448	—	—

	Predecessor		Successor

	As of December 31,

	2000	2001	2002	2003	2004

	(in thousands)
FINANCIAL POSITION DATA:
Cash and cash equivalents	$1,467	$1,576	$2,281	$5,499	$14,205
Purchased receivables	47,963	81,726	133,337	183,720	216,480
Total assets	52,817	88,520	151,277	207,110	252,506
Total debt, including capital lease obligations	23,346	39,015	103,192	112,729	254
Total stockholders’ equity	28,482	47,453	41,644	74,383	197,180

	Predecessor		Combined	Successor

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(in thousands, except percentages)
OPERATING AND OTHER FINANCIAL DATA:
Cash collections for period	$44,006	$71,068	$120,540	$197,819	$267,928
Operating expenses to cash collections	57.8%	57.5%	55.9%	53.3%	68.2	%(8)
Acquisitions of purchased receivables at cost	$21,988	$47,693	$73,684	$89,586	$89,192
Acquisitions of purchased receivables at face value	$1,226,761	$2,942,421	$5,215,662	$4,235,319	$4,472,030

(1)	AAC Investors, Inc. and RBR Holding Corp. became wholly-owned subsidiaries of Asset Acceptance Capital Corp. through a reorganization that was effective February 4, 2004. As a result of the reorganization, Asset Acceptance Holdings LLC and its subsidiaries became indirect wholly-owned subsidiaries of Asset Acceptance Capital Corp. The operations data for the year ended December 31, 2002 include our predecessor for the nine month period ended September 30, 2002 and our successor for the three month period ended December 31, 2002.

(2)	Excluding the $45.7 million compensation and related payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering, salaries and benefits would have been $65.3 million for the year ended December 31, 2004. See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Operating Expenses.”

(3)	Asset Acceptance Capital Corp. included income tax expense on only 60% of pretax income until February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Prior to October 1, 2002, no income tax expense was incurred as our predecessor was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Income tax expense in 2004 includes a deferred tax charge of $19.3 million resulting from RBR Holding Corp. losing its S corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004.

(4)	Our net income for 2004 included the following one-time events:

•	The negative effect of a deferred tax charge of $19.3 million, or $0.53 per share, resulting from RBR Holding Corp. losing its S corporation status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004. See discussion in note (3) above.

•	The negative effect of a $45.7 million compensation and related payroll tax charge ($28.7 million net of taxes, or $0.79 per share) resulting from the vesting of the outstanding share appreciation rights upon our initial public offering during the first quarter of 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2004 Comparison to Year Ended December 31, 2003 — Operating Expenses”.

•	The positive effect related to our incurring income tax on only 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as an S corporation. Income taxes during the period February 5, 2004 through December 31, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. The impact of the lower tax expense was approximately $0.9 million, or $0.03 per share.

(5)	For comparison purposes, we have presented pro forma net income, which is net income adjusted for pro forma income taxes assuming all entities had been a C corporation for all periods presented.

(6)	Includes the $45.7 million compensation and related payroll tax charge ($28.7 million net of taxes, or $0.79 per share) resulting from the vesting of the outstanding share appreciation rights upon our initial public offering.

(7)	Pro forma net income per share and pro forma weighted average shares assumed the Reorganization had occurred at the beginning of the periods presented.

(8)	Excluding the $45.7 million compensation and related payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering, operating expenses decreased to 51.2% of cash collections for the year ended December 31, 2004. See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Operating Expenses.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to the differences include those discussed in “Item 1. Business — Forward Looking Statements and Risk Factors”, as well as those discussed elsewhere in this Annual Report. The references in this Annual Report to the U.S. Federal Reserve Board are to the Federal Reserve Statistical Release, dated February 7, 2005 and the Federal Reserve Consumer Credit Historical Data website (www.federalreserve.gov/releases/g19/hist/) and the references to The Nilson Report (www.nilsonreport.com) are to The Nilson Report, issue 792, dated July 2003, and issue 806, dated March 2004.
2004 Overview
     Company Overview
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
      During 2004, cash collections increased 35.4% to $267.9 million. Revenues for 2004 were $214.8 million, a 34.1% increase over the prior year. Net income was $0.7 million for 2004, compared to $37.7 million for 2003. Net income in 2004 includes a $45.7 million compensation charge ($28.7 million on an after tax basis) for the vesting of outstanding share appreciation rights and a deferred tax charge of $19.3 million.
      During 2004, we invested $89.2 million in charged-off consumer receivable portfolios, with an aggregate face value of $4.5 billion, or 1.99% of face value. We have seen prices for charged-off accounts receivable portfolios increase over the past 12 to 18 months and believe prices to be relatively high at the current time. Although we cannot give any assurances that prices will stabilize, we are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.
      We regularly utilize unaffiliated third parties, primarily attorneys and other collection agencies, to collect certain account balances on our behalf. The percent of gross collections from such third parties has steadily increased from 15% for the year ended December 31, 2002 to 22% for the year ended December 31, 2004. The increase is primarily due to increased activity in states that we are not located in, but does not reflect any specific strategy to increase third party collections.
      During the fourth quarter of 2004, we moved to a new corporate headquarters located in Warren, Michigan. The new building lease has a term of 120 months and future contractual cash obligations of $26.0 million. Additionally, we invested approximately $4.3 million in capital expenditures related to our new corporate headquarters.
      On March 7, 2005, we filed a registration statement on Form S-1 with the Securities and Exchange Commission for a secondary public offering of 5,000,000 shares of our common stock. All of these shares will be offered by selling stockholders, which include members of management and other holders, and none of the shares will be offered by us. In addition, certain of the selling stockholders also intend to grant the underwriters an over-allotment option to purchase up to an additional 750,000 shares. The selling stockholders will receive all of the net proceeds from the sale of the shares. As of the date of the filling of this Annual Report, we do not know whether we will be successful in consummating this secondary offering or, if successful, when it will be consummated. Pursuant to the terms of our registration rights agreement with AAC Quad-C Investors LLC, Mr. Reitzel, Ms. Reitzel, Mr. Bradley, Mr. Redman, and affiliated entities, we are required to bear substantially all of the expenses of this secondary offering (including the fees for one counsel for those selling stockholders), other than underwriting discounts and commissions, which we estimate will approximate $575,000. These expenses will be reflected as a charge in the period incurred. In addition, certain of the selling stockholders, pursuant to the registration rights agreement, retain the right to request the registration of specified shares, in which case we will be required to bear such offering expenses in the quarter in which any future offering occurs.

Industry Overview
      The accounts receivable management industry is growing, driven by a number of industry trends, including:

•	Increasing levels of consumer debt obligations — According to the U.S. Federal Reserve Board, the consumer credit industry increased from $133.7 billion of consumer debt obligations in 1970 to $2.1 trillion of consumer debt obligations in November 2004, a compound annual growth rate of 8.4%. The Nilson Report projects that this market will increase to $2.8 trillion by 2010.

•	Increasing charge-offs of the underlying receivables — According to The Nilson Report, net charge-offs of credit card debt have increased from $8.2 billion in 1990 to $51.1 billion in 2002, a compound annual growth rate of 16.5%. The Nilson Report is forecasting an increase in the net charge-offs of credit card debt to $86.7 billion in 2010.

•	Increasing types of credit originators accessing the debt sale market — According to The Nilson Report, the cost for all types of purchased debt sold has increased from $6.0 billion in 1993 to $67.8 billion in 2003, a compound annual growth rate of 27.4%. Charged-off credit card debt averaged 77% of sales for the three year period 1998 through 2000 compared to 73% for the three year period 2001 through 2003. Sellers of charged-off portfolios have expanded to include healthcare, utility and telecommunications providers, commercial banks, consumer finance companies, retail merchants and mortgage and auto finance companies.
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
      In the event that a credit originator sells receivables to a debt purchaser such as us, the credit originator receives immediate cash proceeds and eliminates the costs and risks associated with internal recovery operations. The purchase price for these charged-off receivables typically ranges from one to ten percent of the face amount of the receivables, depending on the amount the purchaser anticipates it can recover and the anticipated effort required to recover that amount. Credit originators, as well as other holders of consumer debt, utilize a variety of processes to sell receivables, including the following:

•	competitive bids for specified portfolios through a sealed bid or, in some cases, an on-line process;

•	privately-negotiated transactions between the credit originator or other holder of consumer debt and a purchaser; and

•	forward flow contracts, which commit a debt seller to sell, and a purchaser to acquire, a steady flow of charged-off consumer receivables periodically over a specified period of time, usually no less than three months, for a fixed percentage of the face amount of the receivables.
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
      In 1994, our Chairman and our Chief Executive Officer formed Asset Acceptance Corp. for the purpose of purchasing and collecting charged-off consumer receivables and formed Consumer Credit Corp. for the purpose of financing sales of consumer product retailers located primarily in Michigan and Florida. Since 1994, we have effected the following transactions:

•	On January 1, 2000, Asset Acceptance Corp. and certain of its affiliates were joined as wholly-owned subsidiaries of AAC Holding Corp. for tax planning purposes.

•	On September 20, 2002, we formed Asset Acceptance Holdings LLC, a Delaware limited liability company, for the purpose of consummating an equity recapitalization. Effective September 30, 2002, AAC Investors, Inc. acquired a 60% equity interest in Asset Acceptance Holdings LLC. After September 30, 2002, the business of purchasing and collecting charged-off debt previously conducted by AAC Holding Corp. and its subsidiaries and the business of financing sales of consumer product retailers previously conducted by Consumer Credit Corp. were effected through this newly formed company and its subsidiaries.
      Immediately prior to our February 2004 initial public offering, all of the shares of capital stock of AAC Investors, Inc. and AAC Holding Corp. (which changed its name to RBR Holding Corp. in October 2002), which held 60% and 40%, respectively, of the equity membership interests in Asset Acceptance Holdings LLC, were contributed to Asset Acceptance Capital Corp., a newly formed Delaware corporation, in exchange for shares of common stock of Asset Acceptance Capital Corp., which is the class of common stock offered hereby and offered in our initial public offering. As a result of this Reorganization, which was effected for the purpose of establishing a Delaware corporation as the issuer in our initial public offering, Asset Acceptance Holdings LLC and its subsidiaries became indirect wholly-owned subsidiaries of the newly formed Asset Acceptance Capital Corp. For more detailed information about our corporate history and this Reorganization, see “History and Reorganization”.
      For comparison purposes we have presented pro forma net income, which is net income adjusted for pro forma income taxes assuming the consolidated entity was a C corporation for all periods presented.
      For more detailed information about our corporate history and this reorganization, see “Item 1. Business — History and Reorganization”.

Results of Operations
      The following table sets forth selected statement of income data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated.

	Percent of Total Revenues			Percent of Cash Collections

	Combined	Successor		Combined	Successor

	Years Ended December 31,			Years Ended December 31,

	2002	2003	2004	2002	2003	2004

Revenues
Purchased receivable revenues	99.3%	99.6%	99.5%	83.0%	80.7%	79.7%
Gain on sale of purchased receivables	0.3	0.0	0.2	0.3	0.0	0.2
Finance contract revenues	0.4	0.4	0.3	0.3	0.3	0.2

Total revenues	100.0	100.0	100.0	83.6	81.0	80.1

Expenses
Salaries and benefits	33.2	32.0	51.7 (1)	27.7	25.9	41.4 (1)
Collections expense	25.9	27.3	26.5	21.6	22.1	21.3
Occupancy	3.0	2.9	2.9	2.6	2.3	2.3
Administrative	2.7	2.0	2.6	2.2	1.7	2.1
Depreciation	1.9	1.6	1.3	1.6	1.3	1.1
Loss on disposal of equipment	0.2	0.0	0.1	0.2	0.0	0.0

Total operating expense	66.9	65.8	85.1 (1)	55.9	53.3	68.2 (1)

Income from operations	33.1	34.2	14.9	27.7	27.7	11.9
Net interest expense	3.4	4.5	0.8	2.8	3.6	0.6
Other expenses (income)	0.4	(0.3)	0.0	0.4	(0.2)	0.0

Income before income taxes	29.3	30.0	14.1	24.5	24.3	11.3
Income taxes	1.6	6.4	13.8	1.3	5.2	11.0

Net income	27.7%	23.6%	0.3%	23.2%	19.1%	0.3%

Pro forma income taxes	11.0%	11.2%	5.3%	9.1%	9.1%	4.2%
Pro forma net income	18.3%	18.8%	8.8%	15.4%	15.2%	7.1%

(1)	Excluding the $45.7 million compensation and related payroll tax charge, salaries and benefits and total operating expenses decreased to 30.4% and 63.8%, respectively, of revenues, and to 24.4% and 51.2%, respectively, of cash collections for the year ended December 31, 2004. See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Operating Expenses”.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Revenue
      Total revenues were $214.8 million for the year ended December 31, 2004, an increase of $54.6 million, or 34.1%, over total revenues of $160.2 million for the year ended December 31, 2003. Purchased receivable revenues were $213.7 million for the year ended December 31, 2004, an increase of $54.1 million, or 33.9%, over the year ended December 31, 2003, amount of $159.6 million. The increase in revenue was due primarily to an increase in the average outstanding balance of purchased receivables. Cash collections on charged-off consumer receivables increased 35.4% to $267.9 million for the year ended December 31, 2004 from $197.8 million for the same period in 2003. Cash collections for the year ended December 31, 2004 and 2003 include collections from fully amortized portfolios of $31.2 million and $11.5 million, respectively, of which 100% were reported as revenue.

      During the year ended December 31, 2004, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $4.5 billion at a cost of $89.2 million, or 1.99% of face value, net of buybacks. Included in these purchase totals were 30 portfolios with an aggregate face value of $280.7 million at a cost of $8.1 million, or 2.89% of face value, which were acquired through five forward flow contracts. During the year ended December 31, 2003, we acquired charged-off consumer receivables portfolios with an aggregate face value of $4.1 billion at a cost of $87.5 million, or 2.12% of face value (adjusted for buybacks through 2004).

Operating Expenses
      Total operating expenses were $182.7 million for the year ended December 31, 2004, an increase of $77.3 million, or 73.4%, compared to total operating expenses of $105.4 million for the year ended December 31, 2003. Total operating expenses were 85.1% of total revenues and 68.2% of cash collections for the year ended December 31, 2004, compared with 65.8% and 53.3%, respectively, for the same period in 2003. Operating expenses include a $45.0 million compensation charge and a $0.7 million payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering. Excluding the $45.7 combined compensation and related payroll tax charge, total operating expenses were $137.1 million for the year ended December 31, 2004, an increase of $31.7 million, or 30.0%, over the prior year. Excluding the compensation and related payroll tax charge, operating expenses decreased to 63.8% of total revenues and 51.2% of cash collections for the year ended December 31, 2004 from 65.8% of total revenues and 53.3% of cash collections for the same period in 2003. The improvement in operating expenses, as adjusted, as a percent of total revenue and cash collections was primarily due to strong collections, resulting from increased collector efficiency, along with the application of successful collection strategies and a continued focus on expense reduction.
      We incurred a one-time compensation and related payroll tax charge of $45.7 million resulting from the vesting of the share appreciation rights that occurred upon our initial public offering in 2004. We are providing the total operating expense and salary and benefit expense information and related percentages of total revenue and cash collections excluding the one-time charge incurred solely in connection with our initial public offering because we believe doing so provides investors with a more direct comparison of results of operations between 2003 and 2004. In addition, we use the adjustments for purposes of our internal planning, review and period-to-period comparison process.
      Salaries and Benefits. Salary and benefit expenses were $111.0 million for the year ended December 31, 2004, an increase of $59.7 million, or 116.5%, compared to salary and benefit expenses of $51.3 million for the year ended December 31, 2003. Salary and benefit expenses increased primarily due to the $45.7 million compensation and related payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering.
      Excluding the $45.7 million compensation and related payroll tax charge, salary and benefit expenses were $65.3 million for the year ended December 31, 2004, an increase of $14.0 million, or 27.4%, compared to 2003. The increase over the prior year was primarily due to an increase in total employees which grew to 1,732 at December 31, 2004 from 1,490 at December 31, 2003, in response to the growth in the number of our portfolios of charged-off consumer receivables. Salary and benefits expenses were 51.7% of total revenue and 41.4% of cash collection for the year ended December 31, 2004, compared with 32.0% and 25.9%, respectively, for the same period in 2003. Salary and benefit expenses, excluding the $45.7 million compensation and related payroll tax charge, decreased to 30.4% of total revenues and 24.4% of cash collections for the year ended December 31, 2004 from 32.0% of total revenue and 25.9% of cash collections for the same period in 2003. The decrease in salary and benefits expenses, as adjusted, as a percent of cash collections was primarily due to increased collector efficiency and improved collection strategies. Traditional call center collections per full-time equivalent collection employee increased to $168,708 for the year ended December 31, 2004, compared to $150,178 for the same period in 2003. Average headcount of full-time equivalent collection employees increased to 908 for the fiscal year of 2004 from 800 during the same period in 2003.
      Collections Expense. Collections expense increased to $56.9 million for the year ended December 31, 2004, reflecting an increase of $13.2 million, or 30.4%, over $43.7 million for the year ended December 31, 2003. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense decreased to 21.3% of cash collections for the year ended December 31, 2004 from 22.1% of cash collections for the year ended December 31, 2003. This decrease was primarily due to decreases in amounts spent for collection letters, credit reports and legal expenses, as a percentage of cash collections, as we continue to improve and refine our collection strategies.
      Occupancy. Occupancy expense was $6.1 million for the year ended December 31, 2004, an increase of $1.5 million, or 31.9%, over occupancy expense of $4.6 million for the year ended December 31, 2003. The increase was primarily attributable to the relocation of our Florida office to Riverview, Florida in January 2004, the relocation of our Phoenix, Arizona office in November 2003, and the addition of our Chicago, Illinois office in September 2003, and the relocation of our headquarters in Warren, Michigan in November 2004.
      Administrative. Administrative expenses increased to $5.7 million for the year ended December 31, 2004, from $3.3 million for the year ended December 31, 2003, reflecting a $2.4 million, or 74.2%, increase. The increase in administrative expenses was principally a result of the increased number of accounts being processed, additional expenses related to being a public company and one-time expenses related to moving our headquarters during the fourth quarter of 2004.
      Depreciation. Depreciation expense was $2.9 million for the year ended December 31, 2004, an increase of $0.3 million or 12.0% over depreciation expense of $2.6 million for the year ended December 31, 2003. The increase was due to capital expenditures during 2004 and 2003, which were required to support the increased number of accounts serviced by us and the purchase of furniture and technology equipment in our new and expanded facilities.
      Net Interest Expense. Net interest expense was $1.7 million for the year ended December 31, 2004, reflecting a decrease of $5.5 million, or 76.2%, compared to net interest expense of $7.2 million for the year ended December 31, 2003. During February 2004, we paid in full a related party debt of $40.0 million, which resulted in a reduction in interest expense of $3.2 million during the year ended December 31, 2004 from the same period in the prior year. Additionally, the decrease in interest expense was due to lower average borrowings on our line of credit, which decreased to $16.1 million for the year ended December 31, 2004 from $66.2 million for the same period in 2003. The reduction in our average borrowings was due to repayment of $37.7 million of debt from the proceeds of the initial public offering and cash generated from operations. Net interest expense included the amortization of capitalized bank fees of $283,700 and $294,899 for the year ended December 31, 2004 and 2003, respectively.
      Income Taxes. Income taxes of $29.6 million for the year ended December 31, 2004 included a deferred tax charge of $19.3 million resulting from RBR Holding Corp.’s change in tax status from a S corporation to a C corporation after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004.
      Income taxes for the year ended December 31, 2004 (excluding the deferred tax charge related to RBR Holding Corp.) reflected income tax expense on 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and, therefore, taxable income was included on the shareholders’ individual tax returns. Income taxes during the period February 5, 2004 through December 31, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the Reorganization. Income taxes for the year ended December 31, 2003 of $10.3 million reflected income tax expense on 60% of pretax income as RBR Holding Corp. was taxed as an S corporation under the Internal Revenue Code and, therefore, taxable income was included on the shareholders’ individual tax returns.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Revenue
      Total revenues were $160.2 million for the year ended December 31, 2003, an increase of $59.5 million, or 59.0%, over total revenues of $100.7 million for the year ended December 31, 2002. Purchased receivable revenues were $159.6 million for the year ended December 31, 2003, an increase of $59.6 million, or 59.6%, over the year ended December 31, 2002 amount of $100.0 million. The increase in revenue was due primarily to an increase in the average outstanding balance of purchased receivables. Cash collections on charged-off consumer receivables increased 64.1% to $197.8 million for the year ended December 31, 2003 from $120.5 million for the same period in 2002. Cash collections for the year ended December 31, 2003 and 2002 include collections from fully amortized portfolios of $11.5 million and $4.0 million, respectively, of which 100% were recorded as revenue.
      During the year ended December 31, 2003, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $4.2 billion at a cost of $89.6 million, or 2.12% of face value. During the year ended December 31, 2002, we acquired charged-off consumer receivable portfolios with an aggregate face value of $5.2 billion at a cost of $73.6 million, or 1.43% of face value. Our purchases in 2002 included a single portfolio acquired in June 2002 with a face value of $1.2 billion at a cost of $1.2 million or 0.1% of face value.

Operating Expenses
      Total operating expenses were $105.4 million for the year ended December 31, 2003, an increase of $38.1 million, or 56.5%, compared to total operating expenses of $67.3 million for the year ended December 31, 2002. Total operating expenses were 53.3% of cash collections for the year ended December 31, 2003, compared with 55.9% for the same period in 2002.
      Salaries and Benefits. Salary and benefit expenses were $51.3 million for the year ended December 31, 2003, an increase of $17.9 million, or 53.4%, compared to salary and benefit expenses of $33.4 million for the year ended December 31, 2002. Salary and benefit expenses increased as total employees grew to 1,490 at December 31, 2003 from 1,074 at December 31, 2002, primarily in response to the growth in the number of our portfolios of charged-off consumer receivables owned by us. Salary and benefit expenses as a percentage of cash collections decreased to 25.9% for the year ended December 31, 2003 from 27.7% of cash collections for the same period in 2002.
      Collections Expense. Collections expense increased to $43.7 million for the year ended December 31, 2003, reflecting an increase of $17.6 million, or 67.6%, over $26.1 million for the year ended December 31, 2002. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense as a percentage of cash collections increased to 22.1% for the year ended December 31, 2003, from 21.6% of cash collections for the year ended December 31, 2002. This increase was primarily due to increased activity in legal collections.
      Occupancy. Occupancy expense was $4.6 million for the year ended December 31, 2003, an increase of $1.5 million, or 51.2%, over occupancy expense of $3.1 million for the year ended December 31, 2002. The increase was primarily attributable to the move and expansion of the Wixom, Michigan location, the addition and expansion of the San Antonio, Texas location, the addition of the Phoenix, Arizona and Chicago, Illinois locations, and the expansion of the White Marsh, Maryland location.
      Administrative. Administrative expenses increased to $3.3 million for the year ended December 31, 2003, from $2.7 million for the year ended December 31, 2002 reflecting a $0.6 million, or 21.5%, increase. The increase in administrative expenses was principally a result of the increased number of accounts being processed.
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
      Net Interest Expense. Net interest expense was $7.2 million for the year ended December 31, 2003, an increase of $3.8 million, or 110.0%, compared to net interest expense of $3.4 million for the year ended December 31, 2002. This increase was due to higher average borrowings on our line of credit, which increased to $66.2 million for the year ended December 31, 2003 from $43.3 million for the same prior year period, and $3.7 million of additional interest due to the addition of a note payable to a related party. Interest expense was partially offset by lower interest rates on our line of credit.

      Income Taxes. Income taxes of $10.3 million for the year ended December 31, 2003 reflects income tax expense on 60% of pretax income, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Income taxes of $1.6 million reflects income tax expense on only 60% of pretax income for the fourth quarter of 2002 and no income tax expense for first three quarters of 2002 as our predecessor generally was taxed as an S corporation under the Internal Revenue Code for the nine months ended September 30, 2002 and, therefore, taxable income was included on each shareholder’s individual tax return.
Supplemental Performance Data

Portfolio Performance
      The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since 1990 through December 31, 2004.

			Cash Collections	Collections as a
	Number of	Purchase	Including Cash	Percentage of
Purchase Period	Portfolios	Price(1)	Sales(2)	Purchase Price(2)

	(dollars in thousands)
1990	9	$638	$3,102	486%
1991	12	280	1,455	520
1992	29	309	2,861	926
1993	30	790	7,778	985
1994	36	1,427	6,786	476
1995	53	1,519	7,662	504
1996	46	3,844	16,514	430
1997	45	4,345	26,855	618
1998	61	16,412	73,231	446
1999	51	12,926	50,905	394
2000	49	20,598	92,890	451
2001	62	43,136	165,722	384
2002	94	72,302	165,683	229
2003	76	87,500	130,803	149
2004	106	89,192	23,365	26

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios which occurred at the time of purchase.

Cash Collections
      The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.
Historical Collections(1)

		Year Ended December 31,
Purchase	Purchase
Period	Price(2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

	(dollars in thousands)
Pre-1993		$1,394	$1,156	$910	$766	$517	$354	$276	$244	$201	$127	$148	$123
1993	$790	526	1,911	1,630	1,022	768	480	373	311	236	175	175	120
1994	1,427	—	345	1,763	1,430	1,005	647	457	357	258	176	188	126
1995	1,519	—	—	388	1,566	1,659	1,118	786	708	472	343	278	227
1996	3,844	—	—	—	827	3,764	3,085	2,601	2,098	1,440	1,041	816	687
1997	4,345	—	—	—	—	1,682	4,919	5,573	5,017	3,563	2,681	1,784	1,526
1998	16,412	—	—	—	—	—	4,835	15,220	15,045	12,962	11,021	7,987	5,582
1999	12,926	—	—	—	—	—	—	3,761	11,331	10,862	9,750	8,278	6,675
2000	20,598	—	—	—	—	—	—	—	8,895	23,444	22,559	20,318	17,196
2001	43,136	—	—	—	—	—	—	—	—	17,630	50,327	50,967	45,713
2002	72,302	—	—	—	—	—	—	—	—	—	22,340	70,813	72,024
2003	87,500	—	—	—	—	—	—	—	—	—	—	36,067	94,564
2004	89,192	—	—	—	—	—	—	—	—	—	—	—	23,365

Total		$1,920	$3,412	$4,691	$5,611	$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,819	$267,928

Cumulative Collections(1)

		Total Through December 31,
Purchase	Purchase
Period	Price(2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

	(dollars in thousands)
1993	$790	$526	$2,437	$4,067	$5,089	$5,857	$6,337	$6,710	$7,021	$7,257	$7,432	$7,607	$7,727
1994	1,427	—	345	2,108	3,538	4,543	5,190	5,647	6,004	6,262	6,438	6,626	6,752
1995	1,519	—	—	388	1,954	3,613	4,731	5,517	6,225	6,697	7,040	7,318	7,545
1996	3,844	—	—	—	827	4,591	7,676	10,277	12,375	13,815	14,856	15,672	16,359
1997	4,345	—	—	—	—	1,682	6,601	12,174	17,191	20,754	23,435	25,219	26,745
1998	16,412	—	—	—	—	—	4,835	20,055	35,100	48,062	59,083	67,070	72,652
1999	12,926	—	—	—	—	—	—	3,761	15,092	25,954	35,704	43,982	50,657
2000	20,598	—	—	—	—	—	—	—	8,895	32,339	54,898	75,216	92,412
2001	43,136	—	—	—	—	—	—	—	—	17,630	67,957	118,924	164,637
2002	72,302	—	—	—	—	—	—	—	—	—	22,340	93,153	165,177
2003	87,500	—	—	—	—	—	—	—	—	—	—	36,067	130,631
2004	89,192	—	—	—	—	—	—	—	—	—	—	—	23,365
Cumulative Collections as Percentage of Purchase Price(1)

		Total Through December 31,
Purchase	Purchase
Period	Price(2)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

1993	$790	67%	308%	515%	644%	741%	802%	849%	889%	919%	941%	963%	978%
1994	1,427	—	24	148	248	318	364	396	421	439	451	464	473
1995	1,519	—	—	26	129	238	311	363	410	441	463	482	497
1996	3,844	—	—	—	22	119	200	267	322	359	386	408	426
1997	4,345	—	—	—	—	39	152	280	396	478	539	580	616
1998	16,412	—	—	—	—	—	29	122	214	293	360	409	443
1999	12,926	—	—	—	—	—	—	29	117	201	276	340	392
2000	20,598	—	—	—	—	—	—	—	43	157	266	365	449
2001	43,136	—	—	—	—	—	—	—	—	41	158	276	382
2002	72,302	—	—	—	—	—	—	—	—	—	31	129	228
2003	87,500	—	—	—	—	—	—	—	—	—	—	41	149
2004	89,192	—	—	—	—	—	—	—	—	—	—	—	26

(1)	Does not include proceeds from sales of any receivables.

(2)	Purchase amount refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Seasonality
      Our business depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections within portfolios tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. Our historical growth in purchased portfolios and in our resultant quarterly cash collections has helped to minimize the effect of seasonal cash collections. Operating expenses are seasonally higher during the first and second quarters of the year due to expenses necessary to process the increase in cash collections. However, revenue recognized is relatively level due to the application of the interest method for revenue recognition. In addition, our operating results may be affected to a lesser extent by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and integrating these receivables into our system. Consequently, income and margins may fluctuate from quarter to quarter.
      Below is a chart that illustrates our quarterly collections for years 2000 through 2004.
Cash Collections

Quarter	2000	2001	2002	2003	2004

First	$10,095,735	$15,592,577	$27,297,721	$44,017,730	$65,196,055
Second	10,669,184	17,661,537	30,475,078	51,190,533	67,566,031
Third	11,076,359	17,766,800	29,337,914	48,622,829	66,825,822
Fourth	12,164,526	20,046,733	33,429,419	53,988,333	68,339,797

Liquidity and Capital Resources
      Historically, our primary sources of cash have been from operations and bank borrowings. However, during the first quarter of 2004, we completed our initial public offering and used $77.7 million of the proceeds to reduce our outstanding debt. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth.

Borrowings
      We maintain a $100.0 million line of credit secured by a first priority lien on all of our assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon our liquidity, as defined in the credit agreement. Alternately, at our discretion, we may borrow by entering into 30, 60 or 90 day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our line of credit includes an accordion loan feature that allows us to request a $20.0 million increase in the credit facility. The line of credit has certain covenants and restrictions that we must comply with, which, as of December 31, 2004, we believe we were in compliance with, including:

•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes;

•	leverage ratio (as defined in the line of credit agreement) cannot exceed 1.5 to 1.0;

•	debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145 million plus 50% of net income after September 30, 2004.
      During February 2004, we used $37.7 million of the proceeds from our initial public offering to reduce the outstanding amount on our line of credit. There was no outstanding balance on our line of credit at December 31, 2004.
      At December 31, 2003, we had a note payable outstanding to a related party totaling $39.6 million including principal and accrued interest. During February 2004, we used $40.0 million of the proceeds from our initial public offering to pay our related party debt in full.

Cash Flows
      The majority of our purchases have been funded with internal cash flow. For the year ended December 31, 2004, we invested $87.0 million in purchased receivables, net of buybacks, while our balance under our line of credit decreased by $73.0 million, including the payment of $37.7 million from the proceeds of our initial public offering.
      Our operating activities provided cash of $33.5 million, $53.1 million and $65.0 million for the years ended December 31, 2002, 2003 and 2004, respectively. Cash provided by operating activities for the years ended December 31, 2002 and 2003 of $33.5 million and $53.1 million, respectively, was generated primarily from net income earned through cash collections. Cash provided by operating activities for the year ended December 31, 2004 was reduced by a $19.0 million cash payment of withholding taxes and employer taxes related to the share appreciation rights.
      Investing activities used cash of $103.1 million, $54.3 million and $38.7 million for the years ended December 31, 2002, 2003 and 2004, respectively. Cash used for investing purposes was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal. Cash used for investing purposes in 2002 included the purchase of a 60% interest in Asset Acceptance Holdings LLC for $47.2 million.
      Financing activities provided cash of $70.4 million and $4.3 million for the years ended December 31, 2002 and 2003, respectively. Financing activities used cash of $17.5 million for the year ended December 31, 2004. Cash provided by financing activities for the years 2002 and 2003 was primarily due to borrowings on our line of credit and from related parties, net of repayments. Cash used by financing activities in 2004 was primarily due to repayments on our line of credit, net of borrowings, and the repayment of our related party notes payable. The total reduction in debts was partially offset by proceeds from our initial public offering.

      Cash paid for interest was $2.6 million, $3.2 million and $1.5 million for the years ended December 31, 2002, 2003 and 2004, respectively. Cash paid for interest consisted of $2.6 million and $3.2 million for the line of credit for the years ended December 31, 2002 and 2003, respectively. Cash paid for interest consisted of $1.1 million for the line of credit and $0.4 million paid for the related party debt for the year ended December 31, 2004.
      We believe that cash generated from operations combined with borrowing available under our line of credit, should be sufficient to fund our operations for the next 12 months, although no assurance can be given in this regard. In the future, if we need additional capital for investment in purchased receivables, working capital or to grow our business or acquire other businesses, we may seek to sell additional equity or debt securities or we may seek to increase the availability under our line of credit.
New Corporate Headquarters
      We relocated to our new corporate headquarters in Warren, Michigan during the fourth quarter of 2004. Our new headquarters is in a 200,000 square foot building that we believe provides sufficient room for growth, accommodating up to approximately 1,400 employees. As of December 31, 2004, we had approximately 575 employees occupying the new corporate headquarters. The lease was entered into in October 2003 and commenced in December 2004 with an annual base rent expense of approximately $2.6 million compared to approximately $600,000 for our previous headquarters. We expect operating net costs for the new building to decrease because newer buildings require less maintenance and we will receive abatements of most real and personal property taxes due to the building’s location in a Renaissance Zone. Michigan Single Business taxes are also abated to the extent our business activities are located in the Renaissance Zone. The tax abatements will expire in 2012 with a three year phase out period beginning in 2009. We invested approximately $4.3 million in capital expenditures related to our new corporate headquarters, primarily during the fourth quarter of 2004. It is possible that some of the capital expenditures may be reimbursed based on certain contingent events.
Future Contractual Cash Obligations
      The following table summarizes our future contractual cash obligations as of December 31, 2004:

	Year Ending December 31,

	2005	2006	2007	2008(1)	2009	Thereafter

Capital lease obligations	$139,510	$93,394	$21,281	$—	$—	$—
Operating lease obligations	5,094,406	5,694,779	5,443,409	4,504,512	3,675,927	13,979,931
Purchased receivables	(2)	—	—	—	—	—
Line of credit(1)	—	—	—	—	—	—
Employment agreements	976,250	500,000	—	—	—	—

Total	$6,210,166	$6,288,173	$5,464,690	$4,504,512	$3,675,927	$13,979,931

(1)	To the extent that a balance is outstanding on our line of credit, it would be due in May 2008. There was no outstanding balance on our line of credit as of December 31, 2004.

(2)	During 2004, we entered into five forward flow contracts that commit us to purchase receivables for a fixed percentage of the face amount of the receivables. Four of the contracts have terms beyond 2004 with the last contract expiring November 2005. Two of the contracts call for monthly purchases of between $184,000 and $822,000, depending upon circumstances, and the other two have unspecified minimum and maximum contractual amounts.

Off-Balance Sheet Arrangements
      We currently do not have any off-balance sheet arrangements.
Internal Revenue Code Section 6050P and Related Treasury Regulations
      Internal Revenue Code Section 6050P and the related Treasury Regulations, in certain circumstances, require creditors to send out Form 1099-C information returns to those debtors whose debt, in an amount in excess of $600, has been deemed to have been forgiven for tax purposes, thereby alerting them to the amount of the forgiveness and the fact that such amount may be taxable income to them. Under these regulations, a debt is deemed to have been forgiven for tax purposes if (i) there has been no payment on the debt for 36 months and if there were no “bona fide collection activities” (as defined in the regulation) for the preceding 12 month period, (ii) the debt was settled for less than the full amount or (iii) other similar situations outlined in the regulations. U.S. Treasury Regulation Section 1.6050P-2 became final in 2004 and is effective for 2005 and forward and indicates that the rules apply to companies who acquire indebtedness and, therefore, we will need to comply with the reporting requirements. Our cost of compliance with these regulations is uncertain. In some instances, we may engage in additional monitoring activities of accounts and will send 1099-C information returns, which will increase our administrative costs. If we are required to send a 1099-C information return, despite the fact that we are continuing our collections efforts on an account, it may become more difficult to collect from those accounts because debtors may perceive the 1099-C as notice of debt relief rather than as tax information.
      This mistaken perception may lead to increased litigation costs for us as we may need to overcome affirmative defenses and counterclaims based on this belief by certain debtors. In addition, we may be required to modify our historical collection practices to conform to the regulation’s definition of “bona fide collection practices” which could increase our costs to monitor accounts and manage our collection activities. Penalties for failure to comply with these regulations are $50 per instance, with a maximum penalty of $250,000 per year, except where failure is due to intentional disregard, for which penalties are $100 per instance, with no maximum penalty. An additional penalty of $100 per information return, with no annual maximum, applies for a failure to provide the statement to the recipient.
Critical Accounting Policies
      We utilize the interest method of accounting for our purchased receivables because we believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated. This belief is predicated on our historical results and our knowledge of the industry. The interest method is prescribed by the Accounting Standards Executive Committee Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans” as well as the Accounting Standards Executive Committee Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”
      The provisions of SOP 03-3 were adopted by us in January 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows apply prospectively to receivables acquired before January 1, 2005. Other than the provisions relating to decreases in expected cash flow, purchased receivables acquired before January 1, 2005 will continue to be accounted for under PB 6.
      Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is calculated for each static pool of receivables based on the projected cash flows and applied to the balance of the static pool. The resulting revenue recognized is based on the IRR applied to the remaining balance of each static pool of accounts. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Beginning in January 2005, under SOP 03-3, if the revised estimate of cash flows is less than the original estimate, the IRR will remain unchanged and an immediate impairment will be recognized.

      Application of the interest method of accounting requires the use of estimates to calculate a projected IRR for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yields and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact and result in an immediate impairment being recorded. For 2004, every 20 basis point change in the average yields for all pools would have affected year-to-date revenue by approximately $4.7 million or 2.2%. A full percentage point change (100 basis points) in the average IRR for all pools would have affected year-to-date revenue by approximately $24.4 million or 11.4%.
New Accounting Pronouncements

SFAS No. 123(R), “Share-Based Payment”
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all stock-based compensation awards granted to employees be recognized in the financial statements at fair value, similar to that prescribed under SFAS No. 123. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. We adopted the fair value recognition provisions of SFAS No. 123 effective January 2004 and therefore, adoption of SFAS No. 123(R) is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

SOP 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer”
      In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans of Debt Securities Acquired in a Transfer”. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires us to use the interest method of accounting for our purchased receivables similar to the guidance in Practice Bulletin 6 (“PB 6”).
      Under both the guidance of PB 6 and SOP 03-3, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the IRR and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, SOP 03-3 requires that the expected decrease be recognized as an immediate impairment by decreasing the carrying value of the affected pool (rather than lowering the IRR) so that the pool will amortize over its expected life using the original IRR. Prior to 2005, under PB 6, a decrease in expected cash flows resulted in a reduction of the IRR and therefore, the effect of the cash flow reduction was recognized as lower revenue prospectively over the remaining life of the affected pool. The amount of total revenue recognized over the approximate 60 month life of each pool is identical under both PB 6 and SOP 03-3, however, the timing could differ.
      The provisions of SOP 03-3 were adopted by us in January 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows will be applied prospectively to receivables acquired before January 1, 2005. Other than the provisions relating to decreases in expected cash flow, purchased receivables acquired before January 1, 2005 will continue to be accounted for under PB 6.
Item 7A.                           Quantitative and Qualitative Disclosures about Market Risk.
      Our exposure to market risk relates to the interest rate risk with our variable line of credit. The average borrowings on the variable line of credit were $43.3 million, $66.2 million and $16.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. Assuming a 200 basis point increase in interest rates on our variable rate debt, interest expense would have increased approximately $600,000, $625,000 and $306,000 for the years ended December 31, 2002, 2003 and 2004, respectively. The estimated increases in interest expense are based on the portion of our variable interest debt that is not offset by interest rate swap agreements and assumes no changes in the volume or composition of the debt. As of December 31, 2004, we did not have any borrowings against our variable line of credit. We currently do not have any swap or hedge agreements outstanding.

Item 8.	Financial Statements and Supplementary Data
      The financial statements and schedules filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section of this Annual Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART III

Item 10.	Directors And Executive Officers Of The Registrant
      The information set forth in the section entitled “Election of Directors” in the Company’s Proxy Statement for the Annual Stockholders’ Meeting to be held May 17, 2005 which will be filed with the Securities and Exchange Commission (the “Proxy Statement”) and is incorporated herein by reference.
      The other information required by Item 10 is included in the Proxy Statement for the 2005 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
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
      The information required by Item 11 is included in the Proxy Statement for the 2005 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
      The information required by Item 12 is included in the Proxy Statement for the 2005 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference. The Company also incorporates herein by reference the Equity Compensation Plan Information contained in Item 5 of this Annual Report.

Item 13.	Certain Relationships And Related Transactions
      The information required by Item 13 is included in the Proxy Statement for the 2005 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accounting Fees And Services
      The information required by Item 14 is included in the Proxy Statement for the 2005 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Consolidated Financial Statements.
      (a) The financial statements and supplementary financial information filed herewith are set forth in the Index to Consolidated Financial Statements on page F-1 of the separate financial section of this Annual Report, which is incorporated herein by reference.
      (b) The following exhibits are filed as a part of this Annual Report.
      The following exhibits were previously filed unless otherwise indicated.

Exhibit
Number	Description

2.1	Asset Contribution and Securities Purchase Agreement among Asset Acceptance Holdings LLC, AAC Holding Corp., Consumer Credit Corp., their respective shareholders and AAC Investors, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
2.2	Share Exchange Agreement dated October 24, 2003, among Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and the other parties thereto. (Incorporated by reference to Exhibit 2.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
3.1	Amended and Restated Certificate of Incorporation of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
3.2	Amended and Restated Bylaws of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.2 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.1	Credit Agreement dated September 30, 2002, between Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, Consumer Credit, LLC, Bank One, N.A., Standard Federal Bank, N.A., National City Bank of Michigan/ Illinois, Fifth Third Bank, Eastern Michigan, Comerica Bank and Bank One, N.A., as Agent, as amended. (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.2	CC Option Agreement dated September 30, 2002 between Asset Acceptance Holdings LLC and Rufus H. Reitzel, Jr. (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.3	Form of Amended and Restated Registration Rights Agreement among Asset Acceptance Capital Corp. and its stockholders. (Incorporated by reference to Exhibit 10.3 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.4	Asset Acceptance Holdings LLC Year 2002 Share Appreciation Rights Plan effective as of September 30, 2002. (Incorporated by reference to Exhibit 10.4 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

Exhibit
Number	Description

10.5	Form of Share Appreciation Rights Agreement used in connection with grants under the Asset Acceptance Holdings LLC Year 2002 Share Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.5 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.6	Form of 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.7	Lease dated November 17, 2000 between Brooklyn Heights Business Park Limited and Asset Acceptance Corp. for the property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio, as amended. (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.8	Industrial Gross Lease Agreement dated June 28, 2000 between Nottingham Village, Inc. and Asset Acceptance Corp, as successor to Alegis Group, L.P. and Sherman Financial Group, LLC, for the property located at 9940 Franklin Square Drive, Baltimore, Maryland, as amended. (Incorporated by reference to Exhibit 10.12 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.9	Lease dated February 15, 2002 between Alpha Drive Development Associates, L.L.C. and Asset Acceptance Corp. for the property located at 48325 Alpha Drive, Wixom, Michigan. (Incorporated by reference to Exhibit 10.13 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.10	Lease Agreement dated April 25, 2003 between Northpoint Atrium Limited Partnership and Asset Acceptance, LLC for the property located at 10500 Heritage Street, San Antonio, Texas. (Incorporated by reference to Exhibit 10.14 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.11	Lease Agreement dated July 25, 2003 between Orsett/ Piedmont Limited Liability Company and Asset Acceptance, LLC for the property located at 9801 South 51st Street, Phoenix, Arizona. (Incorporated by reference to Exhibit 10.15 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.12	Business Lease dated August 25, 2003 between First Industrial Development Services, Inc. and Asset Acceptance, LLC for the property located in Hilsborough County, Florida, as amended by First Amendment to Lease dated December 29, 2003. (Incorporated by reference to Exhibit 10.16 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.13	Lease Agreement dated October 31, 2003 by and between Van Dyke Office LLC and Asset Acceptance, LLC for the property located at 28405 Van Dyke Avenue, Warren, Michigan. (Incorporated by reference to Exhibit 10.17 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.14	Employment Agreement dated September 30, 2002, between Rufus H. Reitzel, Jr. and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.18 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.15	Employment Agreement dated September 30, 2002, between Nathaniel F. Bradley IV and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.19 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.16	Employment Agreement dated September 30, 2002, between Mark A. Redman and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.20 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.17	Employment Agreement dated September 30, 2002, between Heather K. Reitzel and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.21 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.18	Agreement between Ontario Systems Corporation and Lee Acceptance Corp. dated June 26, 1992, as amended. (Incorporated by reference to Exhibit 10.22 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

Exhibit
Number		Description

10.19		Third Amendment To Credit Agreement, dated as of January 30, 2004 by and among Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, and Consumer Credit, LLC, and Med-Fi Acceptance, LLC, Bank One, NA, Standard Federal Bank, NA, National City Bank Of Michigan/ Illinois, Fifth Third Bank, Eastern Michigan, and Comerica Bank (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.20		Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.21		Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Holdings LLC (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.22		Guaranty Agreement, dated as of January 30, 2004 by RBR Holding Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.23		Guaranty Agreement, dated as of January 30, 2004 by AAC Investors, Inc. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.24		Fourth Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.23 previously filed with our Current Report on Form 8-K, originally filed on December 30, 2004)
10.25		First Amendment to Lease Agreement and Second Amendment to Lease Agreement (for property located at 28405 Van Dyke Avenue, Warren, Michigan). (Incorporated by reference to Exhibit 10.29 filed with Asset Acceptance Capital Corp. Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-123178))
21.1		Subsidiaries of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 21.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-123178))
31	.1*	Certification of Chief Executive Officer dated March 24, 2005 relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004
31	.2*	Certification of Chief Financial Officer dated March 24, 2004, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated March , 2005, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Warren, State of Michigan on March 24, 2005.

ASSET ACCEPTANCE CAPITAL CORP.

By:	/s/ NATHANIEL F. BRADLEY IV

Nathaniel F. Bradley IV,
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2005.

Signature	Title

/s/ NATHANIEL F. BRADLEY Nathaniel F. Bradley IV	President, Chief Executive Officer and Director (principal executive officer)

/s/ MARK A. REDMAN Mark A. Redman	Vice President-Finance and Chief Financial Officer (principal financial officer and principal accounting officer)

Jennifer Adams	Director

Terrence D. Daniels	Director

/s/ DONALD HAIDER Donald Haider	Director

/s/ ANTHONY R. IGNACZAK Anthony R. Ignaczak	Director

William I. Jacobs	Director

/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Director

/s/ WILLIAM F. PICKARD William F. Pickard	Director

/s/ RUFUS H. REITZEL, JR. Rufus H. Reitzel, Jr.	Director

ASSET ACCEPTANCE CAPITAL CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Twelve months ended December 31, 2003 and 2004
Nine months ended September 30, 2002
Three months ended December 31, 2002
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Asset Acceptance Capital Corp.
      We have audited the accompanying consolidated statements of financial position of Asset Acceptance Capital Corp. and subsidiaries (the Successor Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, equity, and cash flows for the years ended December 31, 2004 and 2003 and for the three months ended December 31, 2002 and the consolidated statements of income, equity and cash flows of Asset Acceptance Holding LLC (the Predecessor Company) for the nine months ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asset Acceptance Capital Corp. and subsidiaries at December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and the three months ended December 31, 2002 and the consolidated results of operations and cash flows of Asset Acceptance Holding LLC for the nine months ended September 30, 2002 in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Detroit, Michigan
February 25, 2005

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Financial Position

	Successor

	December 31,	December 31,
	2003	2004

ASSETS
Cash	$5,498,836	$14,204,579
Purchased receivables	183,719,667	216,479,676
Finance contract receivables, net	642,530	688,497
Property and equipment, net	7,970,570	11,165,103
Goodwill	6,339,574	6,339,574
Other assets	2,938,999	3,628,291

Total assets	$207,110,176	$252,505,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$72,950,000	$—
Notes payable — related party	39,560,110	—
Deferred tax liability, net	11,905,768	41,246,766
Accounts payable and other liabilities	8,092,844	13,824,600
Capital lease obligations	218,765	254,185

Total liabilities	132,727,487	55,325,551

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares — 28,448,449 at December 31, 2003 and 37,225,275 at December 31, 2004	284,484	372,253
Additional paid in capital	36,385,000	159,348,233
Retained earnings	37,713,205	37,459,683

Total equity	74,382,689	197,180,169

Total liabilities and equity	$207,110,176	$252,505,720

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Income

	Predecessor	Successor

	Nine Months	Three Months
	Ended	Ended	Year Ended	Year Ended
	September 30,	December 31,	December 31,	December 31,
	2002	2002	2003	2004

Revenues
Purchased receivable revenues	$71,236,866	$28,767,392	$159,628,308	$213,723,161
Gain on sale of purchased receivables	293,361	32,615	—	467,670
Finance contract revenues	277,850	132,587	564,965	562,299

Total revenues	71,808,077	28,932,594	160,193,273	214,753,130

Expenses
Salaries and benefits	24,371,973	9,065,782	51,295,872	111,034,466
Collections expense	18,542,325	7,509,065	43,655,871	56,948,596
Occupancy	2,172,893	890,870	4,632,958	6,108,996
Administrative	1,790,847	891,583	3,259,574	5,677,445
Depreciation and amortization	1,268,826	640,852	2,572,053	2,880,857
Loss on disposal of equipment	122,568	75,513	4,151	97,652

Total operating expense	48,269,432	19,073,665	105,420,479	182,748,012

Income from operations	23,538,645	9,858,929	54,772,794	32,005,118
Net interest expense	1,646,482	1,780,344	7,195,380	1,709,072
Other expense (income)	397,742	25,382	(448,793)	(83,762)

Income before income taxes	21,494,421	8,053,203	48,026,207	30,379,808
Income taxes	—	1,623,318	10,283,362	29,633,330

Net income	$21,494,421	$6,429,885	$37,742,845	$746,478

Pro forma income taxes	$8,029,455	$3,008,355	$17,913,775	$11,301,289

Pro forma net income	$13,464,966	$5,044,848	$30,112,432	$19,078,519

Weighted average number of shares:
Basic	—	28,448,449	28,448,449	36,385,961
Diluted	—	28,448,449	28,448,449	36,393,705
Pro forma weighted average number of shares (basic and diluted)	28,448,449	—	—	—
Earnings per common share outstanding:
Basic	$—	$0.23	$1.33	$0.02
Diluted	$—	$0.23	$1.33	$0.02
Pro forma earnings per common share outstanding:
Basic	$0.47	$0.18	$1.06	$0.52
Diluted	$0.47	$0.18	$1.06	$0.52
See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Equity

		Stock
	Common	Subscription	Retained	Total
Predecessor	Stock	Receivable	Earnings	Equity

Balance at December 31, 2001	$981,000	$(791,846)	$47,263,747	$47,452,901
Contributions received	—	75,268	—	75,268
Net income	—	—	21,494,421	21,494,421
Distributions due to shareholders	—	—	(2,348,881)	(2,348,881)

Balance at September 30, 2002	$981,000	$(716,578)	$66,409,287	$66,673,709

			Additional
	Number of	Common	Paid in	Retained
Successor	Shares	Stock	Capital	Earnings	Total Equity

Balance at October 1, 2002	—	$—	$—	$—	$—
Issuance of common stock	16,004,017	160,040	9,839,960	—	10,000,000
Issuance of common stock for the minority interest in Asset Acceptance Holdings LLC	12,444,432	124,444	26,545,040	—	26,669,484
Distributions	—	—	—	(1,455,867)	(1,455,867)
Net income	—	—	—	6,429,885	6,429,885

Balance at December 31, 2002	28,448,449	284,484	36,385,000	4,974,018	41,643,502
Distributions	—	—	—	(5,003,658)	(5,003,658)
Net income	—	—	—	37,742,845	37,742,845

Balance at December 31, 2003	28,448,449	284,484	36,385,000	37,713,205	74,382,689
Issuance of common stock	7,000,000	70,000	96,007,000	—	96,077,000
Contribution of assets	—	—	50,406	—	50,406
Issuance of common stock under employee stock plan	1,776,826	17,769	26,634,629	—	26,652,398
Grant of options under share-based compensation plan	—	—	271,198	—	271,198
Distributions	—	—	—	(1,000,000)	(1,000,000)
Net income	—	—	—	746,478	746,478

Balance at December 31, 2004	37,225,275	$372,253	$159,348,233	$37,459,683	$197,180,169

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Cash Flows

	Predecessor	Successor

	Nine Months	Three Months
	Ended	Ended	Year Ended	Year Ended
	September 30,	December 31,	December 31,	December 31,
	2002	2002	2003	2004

Cash flows from operating activities
Net income	$21,494,421	$6,429,885	$37,742,845	$746,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,268,826	640,852	2,572,053	2,880,857
Deferred income taxes	—	1,623,318	10,282,450	29,340,997
Share-based compensation expense	—	—	—	26,923,596
Loss on disposal of equipment	122,568	75,513	4,151	97,652
Charge-offs of finance contracts	235,000	45,000	203,595	182,970
Changes in assets and liabilities:
Increase in other assets	(374,324)	(864,607)	(938,300)	(931,525)
Increase (decrease) in accounts payable and other liabilities	3,396,732	(631,215)	3,274,632	5,731,758

Net cash provided by operating activities	26,143,223	7,318,746	53,141,426	64,972,783

Cash flows from investing activities
Investment in purchased receivables, net of buy backs	(39,111,869)	(33,639,066)	(88,574,201)	(86,980,198)
Principal collected on purchased receivables	16,426,078	4,714,103	38,191,116	54,220,189
Investment in finance contracts	(546,738)	(209,885)	(817,910)	(772,372)
Principal collected on finance contracts	406,248	120,355	532,951	543,435
Investment in subsidiary (note 1)	—	(47,183,800)	—	—
Proceeds from sale of fixed assets	41,867	2,389	1,956	—
Purchase of fixed assets	(3,248,008)	(896,010)	(3,598,624)	(5,753,169)

Net cash used in investing activities	(26,032,422)	(77,091,914)	(54,264,712)	(38,742,115)

Cash flows from financing activities
Borrowings under line of credit	27,810,400	25,989,600	65,150,000	45,420,000
Repayment of line of credit	(23,190,293)	(1,139,600)	(59,400,000)	(118,370,000)
Borrowings — related party	—	35,882,192	3,677,919	—
Repayment — related party	(1,196,293)	—	—	(39,560,110)
Repayment of capital lease obligations	(74,667)	(17,799)	(83,000)	(142,221)
Dividends and distributions paid	—	(3,755,866)	(5,003,658)	(1,000,000)
Additional assets contributed	—	—	—	50,406
Proceeds from initial public offering, net of costs	—	—	—	96,077,000
Net cash retained by related party	—	(16,039)	—	—
Contributions to equity	75,268	10,000,000	—	—

Net cash provided by (used in) financing activities	3,424,415	66,942,488	4,341,261	(17,524,925)

Net increase (decrease) in cash	3,535,216	(2,830,680)	3,217,975	8,705,743
Cash at beginning of period	1,576,325	5,111,541	2,280,861	5,498,836

Cash at end of period	$5,111,541	$2,280,861	$5,498,836	$14,204,579

Supplemental disclosure of cash flow information
Cash paid for interest	$1,669,840	$926,042	$3,174,887	$1,480,520
Cash paid for income taxes	14,984	—	—	1,858,720
Non-cash investing and financing activities:
Capital lease obligations incurred	113,900	12,722	191,881	177,641
Long-term debt refinanced	—	42,350,000	—	—
Net assets retained by related party (note 3)	—	48,881	—	—
See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Reporting Entity
      Asset Acceptance Capital Corp. (the “Company”) commenced an initial public offering (“IPO”) of common stock on February 5, 2004. On February 4, 2004, a reorganization was completed in which all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp. were contributed to Asset Acceptance Capital Corp. in exchange for all of the outstanding shares of common stock of Asset Acceptance Capital Corp. Prior to this reorganization, AAC Investors, Inc. and RBR Holding Corp. held a 60% and 40% ownership interest in Asset Acceptance Holdings LLC, respectively. The resulting consolidated entity includes Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and Asset Acceptance Holdings LLC and subsidiaries (collectively, the “Successor”). Prior to this reorganization, Asset Acceptance Capital Corp. did not conduct any business and did not have any assets or liabilities, except as related to the IPO. This reorganization was recorded at cost. All periods presented for the Successor Company have been restated to reflect this reorganization.
      AAC Investors, Inc. was formed in September 2002 for the purpose of acquiring an interest in Asset Acceptance Holdings LLC and subsidiaries (“Predecessor” or “Predecessor Companies”). Effective at the close of business on September 30, 2002, AAC Investors, Inc. completed the acquisition of 60% of Asset Acceptance Holdings LLC.
      The Predecessor and the Successor are referred together as the “Company” and include Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp., and Asset Acceptance Holdings LLC and its wholly-owned subsidiaries, Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, Rx Acquisitions, LLC (formerly known as Med-Fi Acceptance, LLC), and Consumer Credit, LLC. The results of the Predecessor company are included for the period January 1, 2002 through September 30, 2002 for comparative purposes. All significant intercompany accounts and transactions have been eliminated in consolidation.
      Effective December 31, 2004, Financial Credit, LLC and CFC Financial, LLC were merged into Asset Acceptance, LLC.
      The Company has presented pro forma income taxes and pro forma net income assuming the consolidated entity had been a C corporation for all periods presented. Tax rates used for pro forma income taxes are equal to the rates that would have been in effect had we been required to report tax expense in such years.

Nature of Operations
      The Company is engaged in the purchase and collection of defaulted or charged-off accounts receivable portfolios. These receivables are acquired from consumer credit originators, primarily credit card issuers, consumer finance companies, retail merchants and telecommunications and other utility providers as well as from resellers and other holders of consumer debt. As part of the collection process, the Company occasionally sells receivables from these portfolios to unaffiliated companies.
      The Company also finances the sales of consumer product retailers located primarily in Michigan and Florida.

Purchased Receivables Portfolios and Revenue Recognition
      Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and typically have been subject to previous collection efforts. The Company acquires the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (usually discounted 95% to 98%) from their face amounts and are initially

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded at the Company’s cost to acquire the portfolio. Financing for the purchases is primarily provided by the Company’s line of credit and cash generated from operations.
      The Company accounts for its investment in purchased receivables using the guidance provided by the Accounting Standards Executive Committee Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans” and effective January 2005 the guidance provided by the Accounting Standards Executive Committee Statement of Position 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer”. The Company purchases pools of homogenous accounts receivable (static pool) and records each pool at its acquisition cost. Each static pool retains its own identity and does not change. Each pool is accounted for as a single unit for recognition of revenue, principal payments and impairment.
      Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Based on historical cash collections, each pool is given an expected life of 60 months. The actual life of each pool may vary, but each pool generally amortizes between 50 and 60 months. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical cash flows to determine whether each pool is performing as expected. To the extent there are differences in actual performance versus expected performance, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Beginning in January 2005, under SOP 03-3, if the revised estimate of cash flows is less than the original estimate, the IRR will remain unchanged and an immediate impairment is taken. For 2004, every 20 basis point change in the average yields for all pools would have affected year-to-date revenue by approximately $4.7 million, or 2.2%. A full percentage point change (100 basis points) in the average IRR for all pools would have affected year-to-date revenue by approximately $24.4 million, or 11.4%.
      The cost recovery method prescribed by SOP 03-3 is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio. As of December 31, 2004, the Company had 48 pools on the cost recovery method with an aggregate carrying value of $5.3 million or about 2.4% of the total carrying value of all purchased receivables. The Company had 16 pools on the cost recovery method with an aggregate carrying value of $1.6 million, or about 1.0% of the total carrying value of all purchased receivables as of December 31, 2003.
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

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in purchased receivables portfolios for the year ended December 31, 2003 and 2004 were as follows:

	Year Ended December 31,

	2003	2004

Beginning balance	$133,336,581	$183,719,667
Investment in purchased receivables, net of buybacks	88,574,202	86,980,198
Cost of sale of purchased receivables, net of returns	—	(15,645)
Cash collections	(197,819,424)	(267,927,705)
Purchased receivable revenues	159,628,308	213,723,161

Ending balance	$183,719,667	$216,479,676

Finance Contract Receivables
      Finance contract revenues are recognized based on the accretion of the discount at which these contracts are financed over their respective terms. Unearned discounts on finance contract receivables were approximately $417,000 and $424,000 at December 31, 2003 and December 31, 2004, respectively. The fair value of finance contract receivables does not materially differ from their book value. Interest is recognized over the life of the contract. An allowance for doubtful accounts is established for estimated losses on accounts for which collection has been delayed or is in doubt. The allowance for doubtful accounts, which is netted against finance contract receivables on the consolidated statements of financial position, was approximately $106,000 at December 31, 2003 and December 31, 2004.

Collections from Third Parties
      The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross collections paid to the third parties as a component of collection expense. The percent of gross collections from such third party relationships were 15% for the nine months ended September 30, 2002, 16% for the three months ended December 31, 2002 and 18% and 22% for the years ended December 31, 2003 and 2004, respectively.

Property and Equipment
      Property and equipment is recorded at cost. Expenditures for repairs and maintenance are charged to operations as incurred. The Company records depreciation expense on a straight-line basis with lives ranging from three to ten years. Depreciation includes amortization of certain intangible assets which are being amortized over a period of five to seven years. Depreciation expense was $1,155,976 for the nine months ended September 30, 2002, $561,655 for the three months ended December 31, 2002 and $2,336,817 and $2,638,623 for the years ended December 31, 2003 and 2004, respectively.

Commitments and Contingencies
      The Company is subject to various claims and contingencies related to lawsuits. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. We recognize expense for defense costs when incurred.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Risk
      We typically purchase our portfolios in response to a request to bid received via e-mail or telephone. We have also developed a marketing and acquisitions team that contacts and cultivates relationships with known and prospective sellers of portfolios. We have purchased portfolios from over 150 different debt sellers since 1990, including many of the largest consumer credit grantors in the United States. Although we may invest 10% or more of our purchases in a year with a single debt seller, historically, we have not purchased more than 10% at cost from the same debt seller in consecutive years.
      During 2004, 12.9% of purchased receivables at cost was from a single debt seller and during 2003, 20.6% of purchased receivables at cost was from a single, but different, debt seller. While we have no policy limiting purchases from single debt sellers; we purchase from a diverse set of suppliers and our purchasing decisions are based upon constantly changing economic and competitive environments as opposed to long-term relationships with particular suppliers.

Interest Expense
      Interest expense for the nine months ended September 30, 2002, the three months ended December 31, 2002 and the years ended December 31, 2003 and 2004 was $1,673,425, $1,781,418, $7,198,914 and $1,737,263, respectively. Interest expense included interest on our line of credit and our related party debt and amortization of capitalized bank fees.

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
      Application of PB6 and SOP 03-3 requires the use of estimates to calculate a projected IRR for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yields and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact and result in an immediate impairment, which would negatively impact our earnings.

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
      The Company received net proceeds of $96.1 million (net of expenses of $8.9 million) from the IPO of 7,000,000 shares of common stock which were used to eliminate the related party debt of $40.0 million, reduce the line of credit by $37.7 million and pay withholding taxes on behalf of the share appreciation rights holders in the amount of $18.4 million.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Appreciation Rights Compensation Charge
      The Company recognized a compensation charge (including related payroll taxes) of $45.7 million ($28.7 million net of income taxes) during the first quarter of 2004 resulting from the vesting of the outstanding share appreciation rights upon the Company’s initial public offering. The share appreciation rights plan, adopted by Asset Acceptance Holdings LLC during 2002, granted participants the right to share in the appreciation of the value of Asset Acceptance Holdings LLC. The benefit earned was based on certain financial objectives and vested 100% upon completion of the IPO.

Stock Based Compensation
      Effective January 1, 2004 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2004. Prior to January 1, 2004, the Company accounted for its share appreciation rights plan using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Adoption of the fair value recognition provisions of SFAS No. 123 did not have a material impact on our consolidated financial position, results of operations or cash flow.

Earnings Per Share and Pro Forma Earnings Per Share
      Earnings per share reflect net income for the Successor Company divided by the weighted-average number of shares outstanding. Diluted weighted average shares outstanding at December 31, 2004 included 7,743 dilutive shares related to outstanding stock options. Pro forma earnings per share reflect pro forma net income, adjusted for pro forma income taxes, divided by the weighted-average number of shares outstanding. Pro forma earnings per share for the Predecessor Company reflects net income adjusted for pro forma income taxes divided by pro forma weighted-average number of shares outstanding. Pro forma weighted average number of shares was used for the Predecessor Company such that the resulting pro forma earnings per share would be comparable to the Successor Company.

Goodwill and Other Intangible Assets
      Other intangible assets with finite lives arising from acquisition are amortized over their estimated useful lives, ranging from five to seven years, using the straight-line method. As prescribed by Statement of Financial Accounting Standard 142, goodwill is not amortized. Goodwill and other intangible assets are reviewed annually to assess recoverability when impairment indicators are present.
      Intangible assets had a gross carrying amount of $1,213,500 and $1,207,500 and related accumulated amortization of $427,282 and $669,516 at December 31, 2003 and 2004, respectively and are included with other assets in the consolidated statement of financial position. Amortization expense was $113,178 for the nine months ended September 30, 2002, $78,868 for the three months ended December 31, 2002 and $235,235 and $242,234 for the years ended December 31, 2003 and 2004, respectively. Estimated amortization expense for intangible assets subject to amortization at December 31, 2004 is as follows:

Year	Expense

2005	$198,006
2006	188,006
2007	136,955
2008	8,658
2009	6,449

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes and Deferred Tax Charge
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

Recently Issued Accounting Pronouncements

SFAS No. 123(R)
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all stock-based compensation awards granted to employees be recognized in the financial statements at fair value, similar to that prescribed under SFAS No. 123. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. We adopted the fair value recognition provisions of SFAS No. 123 effective January 2004 and therefore, adoption of SFAS No. 123(R) is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

SOP 03-3
      In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer”. This Statement of Position (“SOP”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through adjustment of IRR while decreases in expected cash flows should be recognized as impairments. This treatment differs from guidance under Practice Bulletin 6 (“PB 6”).
      Under both the guidance of PB 6 and SOP 03-3, when expected cash flows are higher than prior projections, the increase in expected cash flows results in an increase in the IRR and therefore, the effect of the cash flow increase is recognized as increased revenue prospectively over the remaining life of the affected pool. However, when expected cash flows are lower than prior projections, SOP 03-3 requires that the expected decrease be recognized as an impairment by decreasing the carrying value of the affected pool (rather than lower the IRR) so that the pool will amortize over its expected life using the original IRR. Under PB 6, a decrease in expected cash flows results in a reduction of the IRR and therefore, the effect of the cash flow reduction is recognized as lower revenue prospectively over the remaining life of the affected pool.
      Beginning with the adoption of SOP 03-3 in January 2005, when expected cash flows are lower than prior projections, an immediate impairment will be recognized. However, under SOP 03-3, the IRR is not lowered and therefore, more revenue will be recognized over the remaining life of the pool than would be recognized under PB 6. The amount of revenue recognized over the approximate 60 month life of each pool is identical under both PB 6 and SOP 03-3, however, the timing could differ.
      The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 as it applies to decreases in expected cash flows.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions
      At the close of business on September 30, 2002, AAC Investors, Inc. purchased a 60% ownership in Asset Acceptance Holdings LLC for $47.2 million including acquisition costs. Asset Acceptance Holdings LLC is engaged in the purchase and collection of defaulted or charged-off accounts receivable portfolios. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Asset Acceptance Holdings LLC are included in the financial statements of AAC Investors, Inc. as of October 1, 2002. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed which is summarized in the following table.

September 30,
2002

Purchased receivables	$62,646,971
Property, plant and equipment	3,711,768
Cash and other assets	3,501,204
Intangible assets	840,000
Finance contract receivables	309,984

Total assets acquired	71,009,927

Line of credit	25,410,000
Accounts payable and other liabilities	4,755,701

Total liabilities assumed	30,165,701

Net assets acquired	$40,844,226

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

Predecessor
      The Company owed related parties $1,196,293 as of January 1, 2002. This indebtedness was evidenced by promissory notes due on demand, the significant majority of which bore interest at a variable rate of prime plus 3/8%. These notes were paid prior to the recapitalization transaction in 2002. Interest expense related to these notes approximated $33,500 for the nine months ended September 30, 2002.
      The Company paid rent to a related company under the terms of a five-year lease that expired on September 30, 2002. Payments made under this lease and the related rent expense was $36,000 for the nine months ended September 30, 2002.
      Prior to the recapitalization transaction, the Company received interest from a related party for a promissory note held by AAC Holding Corp. for the purchase of stock. The note was not part of the recapitalization transaction. The Company received approximately $26,000 of interest on this note for the nine months ended September 30, 2002.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Successor
      As part of the recapitalization structure in October 2002, Lee Acceptance Corp. retained net assets of $48,881 which was comprised of cash of $16,039, real property with a net book value of $32,592, other assets of $285 and accounts payable and other liabilities of $35. This amount has been reflected as a distribution to shareholders.
      Beginning in December 2002, the Company paid a quarterly management fee in arrears to a related company. The management fee paid and expensed was $75,000 for the three months ended December 31, 2002, $300,000 for the year ended December 31, 2003 and $28,767 for the year ended December 31, 2004, and is included in administrative expenses in the consolidated statements of income. In addition, as part of the recapitalization transaction, the Company paid a fee of $1,000,000 to a related company during three months ended December 31, 2002. The fee was included as part of acquisitions costs. The Company’s obligations to pay management fees terminated upon the consummation of the IPO.
      On October 1, 2002, the Company borrowed $35.0 million from certain shareholders. Interest on this indebtedness of 10% per annum, compounded on June 30 and December 31 of each year. The Company recognized interest expense on these notes of $882,192 for the three months ended December 31, 2002 and $3,677,918 and $433,536 for the years ended December 31, 2003 and 2004, respectively. The Company owed the related parties $39,560,110 as of December 31, 2003. These notes were paid in full during February 2004.
      During 2004, the Company incurred $31,243 in travel expense related to aircraft services provided by a related party.

4.	Line of Credit
      The Company maintains a $100.0 million line of credit secured by a first priority lien on all of the Company’s assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon the Company’s liquidity as defined in the credit agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into 30, 60 or 90 day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s line of credit includes an accordion loan feature that allows us to request a $20.0 million increase in the credit facility. Additionally, the Company pays an annual commitment fee of between 0.25% and 0.50% on the unused portion of the line of credit, depending on the Company’s liquidity. The outstanding balance was $72,950,000 at December 31, 2003. There was no outstanding balance at December 31, 2004. The line of credit facility has certain covenants and restrictions with which the Company must comply, including:

•	Funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes.

•	Leverage ratio (as defined in the line of credit agreement) cannot exceed 1.5 to 1.0.

•	Debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 1.25 to 1.0.

•	Tangible net worth must exceed $145 million plus 50% of net income after September 30, 2004.
      The Company’s management believes it is in compliance with all terms of its line of credit agreement as of December 31, 2004.
      The Company entered into two interest rate swap agreements during 2002 for the notional amounts of $10.0 million, which expired in January 2004 and $20.0 million which expired in November 2003. The Company also entered into an interest rate swap agreement in 2001 which had a notional amount of $10.0 million and expired in October 2003. These interest rate swaps were intended to reduce the economic impact of volatility of variable interest rates pertaining to a portion of the Company’s bank line of credit. The swaps were not designated as hedges for accounting purposes. Under the terms of the swaps, the Company

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
received a variable rate of interest and paid a fixed rate to the counter party on the notional amounts. The net interest payments are a component of interest expense on the consolidated statements of income. Changes in the interest rate environment from period to period directly impacted the fair value of the swaps and such changes in the fair value of the swaps were recognized through earnings in the period of the change. The Company recognized $411,467 of other expense for the nine months ended September 30, 2002, $29,676 of other expense for the three months ended December 31, 2002 and $411,862 and $19,234 of other income for the twelve months ended December 31, 2003 and December 31, 2004, respectively, related to changes in the fair value of the swaps. At December 31, 2003, a single swap represented a liability of $19,234 and was included with other liabilities in the consolidated statements of financial position.

5.	Property and Equipment
      Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	December 31,	December 31,
	2003	2004

Computers and software	$6,641,311	$7,562,797
Furniture and fixtures	5,284,614	8,259,527
Leasehold improvements	689,043	1,810,998
Equipment under capital lease	397,908	483,421
Automobiles	133,325	136,525

Total property and equipment, cost	13,146,201	18,253,268
Less accumulated depreciation	(5,175,631)	(7,088,165)

Net property and equipment	$7,970,570	$11,165,103

6.	Employee Benefits
      The Company maintains a defined contribution profit sharing plan with 401(k) features for substantially all employees. The employees may contribute a maximum of $13,000 to the plan. The Company has elected to contribute 3% of each eligible participant’s compensation to the plan for 2002, 2003 and 2004. The Company’s related expense was $272,900 for the nine months ended September 30, 2002, $99,432 for the three months ended December 31, 2002, $534,094 for the year ended December 31, 2003 and $953,903 for the year ended December 31, 2004. The unpaid contribution was $555,762 and $872,007 as of December 31, 2003 and 2004, respectively. The unpaid contribution is included in accounts payable and other liabilities in the consolidated statements of financial position. The Company intends to contribute 3% of eligible compensation for 2005.
      The Company is self-insured for health and prescription drug benefits. Amounts charged to expense for health and prescription drug benefits, related administration and stop-loss insurance premiums were $1,695,034 for the nine months ended September 30, 2002, $827,786 for the three months ended December 31, 2002, $4,855,557 for the year ended December 31, 2003 and $5,842,672 for the year ended December 31, 2004 and was based on actual and estimated claims incurred. Accounts payable and other liabilities of the consolidated statements of financial position includes $890,414 and $1,066,000 for estimated health and drug benefits incurred but not paid for as of December 31, 2003 and 2004, respectively.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stock Based Compensation
      Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2004. Adoption of the fair value recognition provisions SFAS No. 123 did not have a material impact on our consolidated financial position, results of operations or cash flow.
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

Stock Options
      As of December 31, 2004, the Company had issued options to purchase 118,888 shares of its common stock under the plan. These options have been granted to non-employee directors of the Company. Options granted under the plan generally vest 50% after one year from the grant date and 100% after two years from the grant date. However, when directors accept options in lieu of cash compensation, the options vest immediately. The related expense of $271,198 for the year ended December 31, 2004 is included in administrative expenses. The following summarizes all stock option related transactions from January 1, 2004 through December 31, 2004.

	Options	Weighted-Average
	Outstanding	Exercise Price

January 1, 2004	—	—
Granted	118,888	$17.03
Cancelled	—	—

December 31, 2004	118,888	$17.03

      The following options information is as of December 31, 2004:

	Fair Value		Weighted-Average
	of Option	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Price	Granted	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$15.00	$4.84	45,000	9.09	$15.00	—	—
$18.50	$5.90	30,000	9.16	$18.50	—	—
$19.48	$6.57	3,850	9.38	$19.48	3,850	$19.48
$17.85	$5.84	4,200	9.63	$17.85	4,200	$17.85
$17.97	$5.87	30,000	9.84	$17.97	—	—
$17.99	$5.91	5,838	9.88	$17.99	5,838	$17.99

Total		118,888	9.37	$17.03	13,888	$18.36

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

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provide a reliable single measure of the fair value of employee stock options. The fair value of each option was based on the following assumptions:

Options issue year:	2004

Weighted-average fair value of options granted	$5.51
Expected Volatility	30.00%
Risk-free interest rate	2.98%-3.93%
Expected dividend yield	0.00%
Expected life	5 Years

Share Appreciation Rights
      In 2002, Asset Acceptance Holdings LLC adopted a share appreciation rights plan for certain key employees. The purpose of the plan was to further the long-term stability and financial success of the Company. Participants in the plan had the potential to share in the appreciation of the value of Asset Acceptance Holdings LLC if certain financial objectives were met or upon partial or complete liquidation events, as defined in the plan. No expense had been recognized in the consolidated statements of income during 2002 and 2003 as a result of this plan, as the value of such shares could not be reasonably estimated and the benefits were contingent upon achieving certain returns upon a liquidity event such as a sale of the Company or an initial public offering of common stock. The number of share appreciation rights granted during 2002 and 2003 was 1,106,055 and 140,037, respectively. Of the number granted, 45,454 were forfeited.
      In connection with the consummation of the Company’s IPO in February 2004, the Company exercised its right to vest 100% of the share appreciation rights held by the participants in the plan which resulted in a payment of $18.4 million dollars for the applicable withholding taxes due by the participants and the issuance of 1,776,826 unregistered shares of the Company’s common stock to the participants. As a result, the Company recognized a compensation charge including employer payroll taxes of $45.7 million ($28.7 million net of tax) during the first quarter of 2004 related to this.

8.	Litigation Contingencies
      The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of December 31, 2004 and does not believe exposure to be material.

9.	Long-Term Commitments
      The Company has several operating leases outstanding which are primarily for office space, and several capital leases outstanding which are primarily for office equipment. Total rent expense related to operating leases totaled $1,593,488 for the nine months ended September 30, 2002, $661,828 for the three months ended December 31, 2002 and $3,647,054 and $4,833,546 for the years ended December 31, 2003 and 2004, respectively. In October 2003, the Company entered into a new lease agreement for a new headquarters site in Warren, Michigan. The lease, which is classified as an operating lease, has future minimum lease payments of $26,040,000 for a 120 month term which commenced on December 1, 2004.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is an analysis of the leased property under capital leases by major classes:

	December 31,	December 31,
	2003	2004

Office equipment	$397,908	$483,421
Less accumulated depreciation	(182,217)	(225,578)

Net leased property under capital leases	$215,691	$257,843

      The following is a schedule of future minimum lease payments under operating and capital leases, together with the present value of the net minimum lease payments related to capital leases, as of December 31, 2004:

	Operating	Capital
	Leases	Leases

Years ending December 31:
2005	$5,094,406	$147,131
2006	5,694,779	96,053
2007	5,443,409	21,562
2008	4,504,512	—
2009	3,675,927	—
2010 and thereafter	13,979,931	—

Total minimum lease payments	$38,392,964	264,746

Less amount representing interest		(10,561)

Present value of net minimum lease payments		$254,185

      The Company has four employment agreements with certain members of management. Such agreements call for the payment of base compensation and certain benefits. On February 2, 2004, the Company amended its employment agreements with Nathaniel F. Bradley IV, President and Chief Executive Officer, and Mark A. Redman, our Vice President-Finance and Chief Financial Officer, to extend their employment agreements to December 31, 2006 and amended its employment agreement with Rufus H. Reitzel Jr., our Chairman, to provide Mr. Reitzel with life-time health benefits. At December 31, 2004, estimated remaining compensation under these agreements is approximately $1,476,250. The agreements also include confidentiality and non-compete provisions.

10.	Estimated Fair Value of Financial Instruments
      The accompanying financial statements include various estimated fair value information as of December 31, 2003 and December 31, 2004, as required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

Purchased Receivables
      The Company records purchased receivables at cost, which is discounted from the contractual receivable balance. The carrying value of receivables, which is based upon estimated future cash flows, approximated fair value at December 31, 2003 and 2004.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swap Agreements
      The estimated fair value of interest rate swap agreements represents the amount the Company would receive or pay to terminate or otherwise settle the contracts at the balance sheet date, taking into consideration current unearned gains and losses on open contracts.

Line of Credit
      The Company’s line of credit is at a floating rate of interest and, as such, at December 31, 2003, the carrying amount of the line of credit approximated fair value.

Notes Payable — Related Party
      The Company’s note payable to a related party approximates fair value at December 31, 2003.

11.	Income Taxes
      Income taxes for the year ended December 31, 2004 included a deferred tax charge of $19.3 million resulting from RBR Holding Corp. losing its S corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004.
      Income taxes for the year ended December 31, 2004 (excluding the deferred tax charge related to RBR Holding Corp.) reflected income tax expense on 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and, therefore, taxable income was included on the shareholders’ individual tax returns. Income taxes during the period February 5, 2004 through December 31, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the reorganization that occurred on February 4, 2004 related to the IPO. Income taxes for the year ended December 31, 2003 of $10.3 million reflected income tax expense on 60% of pretax income as RBR Holding Corp. was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns.
      Income taxes for the three month period ended December 31, 2002 of $1.6 million reflected income tax expense on only 60% of pretax income as RBR Holding Corp. owned 40% of Asset Acceptance Holdings LLC and was taxed as an S corporation. Prior to September 30, 2002 all operating companies were owned through S corporations, therefore, no income tax expense was recorded as income for the period was included on the shareholders’ individual income tax returns.
      Components of income tax expense are set forth below:

	Year Ended December 31,

	2002	2003	2004

Income taxes consist of:
Federal actual	$—	$—	$160,000
State actual	—	912	132,333
Federal deferred — net	1,517,954	9,663,687	27,770,065
State deferred — net	105,364	618,763	1,570,932

Total	$1,623,318	$10,283,362	$29,633,330

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Tax expense differs from the application of statutory rates to pretax income. The reconciliation of income tax expense and the statutory rates is set forth below:

	Year Ended December 31,

	2002	2003	2004

Federal taxes at statutory rate	$10,002,026	$16,925,262	$10,639,104
S corporation benefit — federal	(8,484,072)	(7,261,575)	(825,193)
S corporation benefit — state	(588,894)	(477,189)	(51,869)
Deferred tax charge — federal	—	—	18,116,154
Deferred tax charge — state	—	—	1,190,490
State income taxes, net of federal tax benefit	694,258	1,096,864	564,644

Effective income taxes	$1,623,318	$10,283,362	$29,633,330

      Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Net operating losses may be carried forward for 20 years and will begin to expire in 2022.
      The tax effect of temporary differences that gave rise to the Company’s deferred tax assets and liabilities consisted of the following.

	December 31,

	2003	2004

Deferred tax asset:
Operating loss carryforward	$15,200,707	$13,291,135
Accrued expenses	716,161	1,616,078
Special tax basis adjustment	585,506	—
Alternative minimum tax credit	—	160,000
Intangible Assets	—	137,743
Stock options	—	100,885
Other	111,108	82,307

Total	16,613,482	15,388,148

Deferred tax liability:
Bulk purchase revenue recognition	27,800,840	54,102,880
Fixed assets	637,203	1,764,710
Transaction costs	—	357,379
Special tax basis adjustment	—	184,425
Prepaid expenses	—	182,394
Other	81,207	43,126

Total	28,519,250	56,634,914

Net deferred tax liability	$11,905,768	$41,246,766

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Selected Quarterly Operating Results (unaudited)
      The following tables set forth a summary of our consolidated results on a quarterly basis for the years ended December 31, 2003 and 2004. The information for each of these quarters is unaudited and, in our opinion, has been prepared on a basis consistent with our audited consolidated financial statements appearing elsewhere in this Annual Report. This information includes all adjustments, consisting only of normal recurring adjustments we considered necessary for a fair presentation of this information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. Results of operations for any quarter are not necessarily indicative of the results for a full year or any future periods.
Quarterly Financial Data

	Successor

	Quarter

	First(1)	Second	Third	Fourth

	(in thousands except per share data)
2004
Total revenues	$49,748	$51,507	$55,999	$57,499
Total operating expenses	77,155	32,774	35,434	37,385
Income (loss) from operations	(27,407)	18,733	20,565	20,114
Net income (loss)(2)	(36,159)	11,577	12,761	12,567
Pro forma net income (loss)(3)	(17,821)
Weighted average shares:
Basic	33,850	37,225	37,225	37,225
Diluted	33,854	37,235	37,231	37,237
Earnings (loss) per common share outstanding:
Basic	$(1.07)	$0.31	$0.34	$0.34
Diluted	$(1.07)	$0.31	$0.34	$0.34
Pro forma earnings (loss) per common share outstanding:
Basic	$(0.53)	n/a	n/a	n/a
Diluted	$(0.53)	n/a	n/a	n/a

(1)	Includes the $45.7 million compensation and related payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon the Company’s initial public offering.

(2)	The first quarter of 2004 includes a deferred tax charge of $19.3 million.

(3)	For comparison purposes we have presented pro forma net income, which is net income adjusted for pro forma income taxes assuming all entities had been a C corporation for all periods presented.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor

	Quarter

	First	Second	Third	Fourth

	(in thousands except per share data)
2003
Total revenues	$34,755	$37,991	$43,143	$44,303
Total operating expenses	22,993	25,600	28,751	28,076
Income from operations	11,762	12,391	14,392	16,227
Net income	7,976	8,552	10,076	11,139
Pro forma net income (1)	6,280	6,747	7,937	9,149
Weighted average shares	28,448	28,448	28,448	28,448
Earnings per common share outstanding:
Basic	$0.28	$0.30	$0.35	$0.39
Diluted	$0.28	$0.30	$0.35	$0.39
Pro forma earnings per common share outstanding:
Basic	$0.22	$0.24	$0.28	$0.32
Diluted	$0.22	$0.24	$0.28	$0.32

(1)	For comparison purposes we have presented pro forma net income, which is net income adjusted for pro forma income taxes assuming all entities had been a C corporation for all periods presented.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Contribution and Securities Purchase Agreement among Asset Acceptance Holdings LLC, AAC Holding Corp., Consumer Credit Corp., their respective shareholders and AAC Investors, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
2.2	Share Exchange Agreement dated October 24, 2003, among Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and the other parties thereto. (Incorporated by reference to Exhibit 2.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
3.1	Amended and Restated Certificate of Incorporation of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
3.2	Amended and Restated Bylaws of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.2 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.1	Credit Agreement dated September 30, 2002, between Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, Consumer Credit, LLC, Bank One, N.A., Standard Federal Bank, N.A., National City Bank of Michigan/ Illinois, Fifth Third Bank, Eastern Michigan, Comerica Bank and Bank One, N.A., as Agent, as amended. (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.2	CC Option Agreement dated September 30, 2002 between Asset Acceptance Holdings LLC and Rufus H. Reitzel, Jr. (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.3	Form of Amended and Restated Registration Rights Agreement among Asset Acceptance Capital Corp. and its stockholders. (Incorporated by reference to Exhibit 10.3 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.4	Asset Acceptance Holdings LLC Year 2002 Share Appreciation Rights Plan effective as of September 30, 2002. (Incorporated by reference to Exhibit 10.4 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.5	Form of Share Appreciation Rights Agreement used in connection with grants under the Asset Acceptance Holdings LLC Year 2002 Share Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.5 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.6	Form of 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.7	Lease dated November 17, 2000 between Brooklyn Heights Business Park Limited and Asset Acceptance Corp. for the property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio, as amended. (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.8	Industrial Gross Lease Agreement dated June 28, 2000 between Nottingham Village, Inc. and Asset Acceptance Corp, as successor to Alegis Group, L.P. and Sherman Financial Group, LLC, for the property located at 9940 Franklin Square Drive, Baltimore, Maryland, as amended. (Incorporated by reference to Exhibit 10.12 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.9	Lease dated February 15, 2002 between Alpha Drive Development Associates, L.L.C. and Asset Acceptance Corp. for the property located at 48325 Alpha Drive, Wixom, Michigan. (Incorporated by reference to Exhibit 10.13 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

Exhibit
Number	Description

10.10	Lease Agreement dated April 25, 2003 between Northpoint Atrium Limited Partnership and Asset Acceptance, LLC for the property located at 10500 Heritage Street, San Antonio, Texas. (Incorporated by reference to Exhibit 10.14 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.11	Lease Agreement dated July 25, 2003 between Orsett/ Piedmont Limited Liability Company and Asset Acceptance, LLC for the property located at 9801 South 51st Street, Phoenix, Arizona. (Incorporated by reference to Exhibit 10.15 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.12	Business Lease dated August 25, 2003 between First Industrial Development Services, Inc. and Asset Acceptance, LLC for the property located in Hilsborough County, Florida, as amended by First Amendment to Lease dated December 29, 2003. (Incorporated by reference to Exhibit 10.16 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.13	Lease Agreement dated October 31, 2003 by and between Van Dyke Office LLC and Asset Acceptance, LLC for the property located at 28405 Van Dyke Avenue, Warren, Michigan. (Incorporated by reference to Exhibit 10.17 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.14	Employment Agreement dated September 30, 2002, between Rufus H. Reitzel, Jr. and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.18 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.15	Employment Agreement dated September 30, 2002, between Nathaniel F. Bradley IV and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.19 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.16	Employment Agreement dated September 30, 2002, between Mark A. Redman and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.20 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.17	Employment Agreement dated September 30, 2002, between Heather K. Reitzel and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.21 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.18	Agreement between Ontario Systems Corporation and Lee Acceptance Corp. dated June 26, 1992, as amended. (Incorporated by reference to Exhibit 10.22 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.19	Third Amendment To Credit Agreement, dated as of January 30, 2004 by and among Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, and Consumer Credit, LLC, and Med-Fi Acceptance, LLC, Bank One, NA, Standard Federal Bank, NA, National City Bank Of Michigan/ Illinois, Fifth Third Bank, Eastern Michigan, and Comerica Bank (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.20	Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.21	Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Holdings LLC (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.22	Guaranty Agreement, dated as of January 30, 2004 by RBR Holding Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.23	Guaranty Agreement, dated as of January 30, 2004 by AAC Investors, Inc. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

Exhibit
Number		Description

10.24		Fourth Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.23 previously filed with our Current Report on Form 8-K, originally filed on December 30, 2004)
10.25		First Amendment to Lease Agreement and Second Amendment to Lease Agreement (for property located at 28405 Van Dyke Avenue, Warren, Michigan). (Incorporated by reference to Exhibit 10.29 filed with Asset Acceptance Capital Corp. Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-123178))
21.1		Subsidiaries of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 21.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-123178))
31	.1*	Certification of Chief Executive Officer dated March 24, 2005 relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004
31	.2*	Certification of Chief Financial Officer dated March 24, 2004, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated March , 2005, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004

*	Filed herewith