Form 10-Q
period 2005-03-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2005-05-13
CIK 1264707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-50552

Asset Acceptance Capital Corp.

(Exact name of registrant as specified in its charter)

Delaware	80-0076779
(State or other jurisdiction of	(I.R.S.Employer Identification No.)
incorporation or organization)

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

Yes ☐       No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 10, 2005, 37,225,275 shares of the Registrant’s common stock were outstanding.

10-Q Report

This Form 10-Q and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash	$22,110,828	$14,204,579
Purchased receivables	234,551,905	216,479,676
Finance contract receivables, net	732,073	688,497
Property and equipment, net	11,449,587	11,165,103
Goodwill	6,339,574	6,339,574
Other assets	2,534,293	3,628,291

Total assets	$277,718,260	$252,505,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deferred tax liability, net	$49,518,003	$41,246,766
Accounts payable and other liabilities	15,545,616	13,824,600
Capital lease obligations	258,773	254,185

Total liabilities	65,322,392	55,325,551

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares — 37,225,275 at March 31, 2005 and December 31, 2004	372,253	372,253
Additional paid in capital	159,418,488	159,348,233
Retained earnings	52,605,127	37,459,683

Total equity	212,395,868	197,180,169

Total liabilities and equity	$277,718,260	$252,505,720

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2005	2004
Revenues
Purchased receivable revenues	$65,866,194	$49,586,774
Finance contract revenues	168,307	160,857

Total revenues	66,034,501	49,747,631

Expenses
Salaries and benefits	18,543,040	61,418,146
Collections expense	18,442,899	12,305,523
Occupancy	2,111,974	1,398,295
Administrative	1,870,555	1,279,671
Depreciation and amortization	843,148	726,840
Loss on disposal of equipment	—	26,526

Total operating expenses	41,811,616	77,155,001

Income (loss) from operations	24,222,885	(27,407,370)
Other income (expense)
Interest income	34,908	6,953
Interest expense	(140,818)	(1,001,194)
Other	(25)	24,784

Income (loss) before income taxes	24,116,950	(28,376,827)
Income taxes	8,971,506	7,782,173

Net income (loss)	$15,145,444	$(36,159,000)

Pro forma income taxes		$(10,556,180)

Pro forma net loss		$(17,820,647)

Weighted average number of shares:
Basic	37,225,275	33,849,573
Diluted	37,244,694	33,849,573
Earnings (loss) per common share outstanding:
Basic	$0.41	$(1.07)
Diluted	$0.41	$(1.07)
Pro forma loss per common share outstanding:
Basic		$(0.53)
Diluted		$(0.53)

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$15,145,444	$(36,159,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	843,148	726,840
Deferred income taxes	8,271,237	7,770,615
Share-based compensation expense	70,255	26,676,334
Loss on disposal of equipment	—	26,526
Charge-offs of finance contracts	25,967	25,302
Changes in assets and liabilities:
Decrease (increase) in other assets	1,036,996	(427,954)
Increase in accounts payable and other liabilities	1,721,017	1,495,418

Net cash provided by operating activities	27,114,064	134,081

Cash flows from investing activities
Investment in purchased receivables, net of buy backs	(32,603,676)	(10,569,845)
Principal collected on purchased receivables	14,531,446	15,609,280
Investment in finance contracts	(246,732)	(164,546)
Principal collected on finance contracts	177,189	144,460
Purchase of fixed assets	(1,026,429)	(474,102)

Net cash provided by (used in) investing activities	(19,168,202)	4,545,247

Cash flows from financing activities
Borrowings under line of credit	6,500,000	11,500,000
Repayment of line of credit	(6,500,000)	(69,050,000)
Repayment to related party	—	(39,560,110)
Repayment of capital lease obligations	(39,613)	(29,916)
Dividends and distributions paid	—	(1,000,000)
Additional assets contributed	—	50,406
Proceeds from initial public offering, net of costs	—	96,077,000

Net cash used in financing activities	(39,613)	(2,012,620)

Net increase in cash	7,906,249	2,666,708
Cash at beginning of period	14,204,579	5,498,836

Cash at end of period	$22,110,828	$8,165,544

Supplemental disclosure of cash flow information
Cash paid for interest	$17,752	$956,839
Cash paid (received) for income taxes	(963,981)	58,102
Non-cash investing and financing activities:
Capital lease obligations incurred	44,201	103,726

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

   Nature of Operations

     Asset Acceptance Capital Corp. and its subsidiaries (collectively referred to as the “Company”) are engaged in the purchase and collection of defaulted or charged-off accounts receivable portfolios. These receivables are acquired from consumer credit originators, primarily credit card issuers, consumer finance companies, retail merchants and telecommunications and other utility providers as well as from resellers and other holders of consumer debt. As part of the collection process, the Company occasionally sells receivables from these portfolios to unaffiliated companies.

     The Company also finances the sales of consumer product retailers located primarily in Michigan and Florida.

   Reporting Entity

     On February 4, 2004, a reorganization was completed in which all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp. were contributed to Asset Acceptance Capital Corp. in exchange for all of the outstanding shares of common stock of Asset Acceptance Capital Corp. Prior to this reorganization, AAC Investors, Inc. and RBR Holding Corp. held a 60% and 40% ownership interest in Asset Acceptance Holdings LLC, respectively. The resulting consolidated entity includes Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and Asset Acceptance Holdings LLC and its wholly-owned subsidiaries, Asset Acceptance, LLC, Rx Acquisitions, LLC and Consumer Credit, LLC. On February 5, 2004, Asset Acceptance Capital Corp. completed an initial public offering (“IPO”) of common stock.

     The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2005 and its results of operations for the three month periods ended March 31, 2005 and 2004 and cash flows for the three month periods ended March 31, 2005 and 2004, and all adjustments were of a normal recurring nature. The results of operations of the Company for the three month periods ended March 31, 2005 and 2004 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2004.

   Purchased Receivables Portfolios and Revenue Recognition

     Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and typically have been subject to previous collection efforts. The Company acquires the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (usually discounted 95% to 98%) from their face amounts and are initially recorded at the Company’s cost to acquire the portfolio. Financing for the purchases is primarily provided by the Company’s cash generated from operations and the Company’s line of credit.

     The Company accounts for its investment in purchased receivables using the guidance provided by the Accounting Standards Executive Committee Statement of Position 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer” and Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans”. The provisions of SOP 03-3 were adopted by the Company effective January 2005 and apply to purchased receivables acquired after December 31, 2004. Purchased receivables acquired before January 1, 2005 will continue to be accounted for under PB 6, as amended, for provisions related to decreases in expected cash flows. The Company purchases pools of homogenous accounts receivable and records each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into a single pool (static pool), within each quarter, based on common risk characteristics. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or not aggregated, retains its own identity and does not change. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairment.

     Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Based on historical cash collections, each pool is given an expected life of 60 months. The actual life of each pool may vary, but each pool generally amortizes between 50 and 60 months. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each static pool is reviewed at least quarterly and compared to historical cash flows to determine whether each static pool is performing as expected. Through December 31, 2004 to the extent there were differences in actual performance versus expected performance, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Beginning in January 2005, under SOP 03-3, if the revised estimate of cash flows is less than the original estimate, the IRR will remain unchanged and an immediate impairment is recognized.

     The cost recovery methods prescribed by PB 6 and SOP 03-3 are used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio. As of March 31, 2005, the Company had 38 pools on the cost recovery method with an aggregate carrying value of $3.0 million or about 1.3% of the total carrying value of all purchased receivables. The Company had 52 pools on the cost recovery method with an aggregate carrying value of $2.8 million, or about 1.6% of the total carrying value of all purchased receivables as of March 31, 2004.

     The agreements to purchase receivables typically include general representations and warranties from the sellers covering account holder death, bankruptcy, fraud and settled or paid prior accounts prior to sale. The representation and warranty period permits the return of certain accounts from the Company back to the seller. The general time frame to return accounts is within 60 to 365 days. Returns are applied against the carrying value of the static pool.

     Periodically the Company will sell, on a non-recourse basis, all or a portion of a pool to third parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are generally compared to the carrying value of the accounts; a gain or loss is recognized on the difference between proceeds received and carrying value.

     Changes in purchased receivables portfolios for the three months ended March 31, 2005 and 2004 were as follows:

	Three months ended March 31,
	2005	2004
Beginning balance	$216,479,676	$183,719,667
Investment in purchased receivables, net of buybacks	32,603,675	12,125,876
Cash collections	(80,397,640)	(65,196,055)
Purchased receivable revenues	65,866,194	49,586,774

Ending balance	$234,551,905	$180,236,262

     Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Changes in accretable yield for the three months ended March 31, 2005 and 2004 were as follows:

	Three months ended March 31,
	2005	2004
Beginning balance	$792,755,605	$665,791,369
Revenue recognized on purchased receivables	(65,866,194)	(49,586,774)
Additions due to purchases during the period	77,787,360	41,281,337
Reclassifications from nonaccretable difference	13,023,344	50,686,264

Ending balance	$817,700,115	$708,172,196

     During the three months ended March 31, 2005, the Company recorded a $700,000 impairment related to its purchased receivables and set up an allowance for receivable losses. The impairment charge is included in revenue and the allowance reduced the carrying value of the purchased receivables portfolios. No impairments were recognized during 2004.

    Finance Contract Receivables

     Finance contract revenues are recognized based on the accretion of the discount at which these contracts are financed over their respective terms. Unearned discounts on finance contract receivables were approximately $439,000 and $424,000 at March 31, 2005 and December 31, 2004, respectively. The fair value of finance contract receivables does not materially differ from their book value. Interest is recognized over the life of the contract. An allowance for doubtful accounts is established for estimated losses on accounts for which collection has been delayed or is in doubt. The allowance for doubtful accounts, which is netted against finance contract receivables on the consolidated statements of financial position, was approximately $88,000 and $106,000 at March 31, 2005 and December 31, 2004, respectively.

   Collections from Third Parties

     The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross collections paid to the third parties as a component of collection expense. The percent of gross cash collections from such third party relationships were 21.4% and 18.9% for the three months ended March 31, 2005 and 2004, respectively.

   Property and Equipment

     Property and equipment is recorded at cost. Expenditures for repairs and maintenance are charged to operations as incurred. The Company records depreciation expense on a straight-line basis with lives ranging from three to ten years. Depreciation includes amortization of certain intangible assets which are being amortized over a period of five to seven years. Depreciation expense was $786,147 and $670,635 for the three months ended March 31, 2005 and 2004, respectively.

   Initial Public Offering

     Asset Acceptance Capital Corp. commenced an initial public offering of common stock on February 5, 2004. Effective February 4, 2004, a reorganization was completed pursuant to which all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp., which held a 60% and 40% interest in Asset Acceptance Holdings LLC, respectively, were contributed to Asset Acceptance Capital Corp. in exchange for all of the outstanding shares of common stock of Asset Acceptance Capital Corp. The resulting consolidated entity includes Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and Asset Acceptance Holdings LLC and its wholly-owned subsidiaries. Prior to this reorganization, Asset Acceptance Capital Corp. did not conduct any business and did not have any assets or liabilities, except as related to the IPO.

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

    Share Appreciation Rights Compensation Charge

     The Company recognized a compensation charge (including related payroll taxes) of $45.7 million ($28.7 million net of income taxes) during the first quarter of 2004 resulting from the vesting of the outstanding share appreciation rights upon the Company’s IPO. The share appreciation rights plan, adopted by Asset Acceptance Holdings LLC during 2002, granted participants the right to share in the appreciation of the value of Asset Acceptance Holdings LLC. The benefit earned was based on certain financial objectives and vested 100% upon completion of the IPO.

   Earnings (Loss) Per Share and Pro Forma Loss Per Share

     Earnings (loss) per share reflect net income (loss) divided by the weighted-average number of shares outstanding. Diluted weighted average shares outstanding at March 31, 2005 included 19,419 dilutive shares related to outstanding stock options. Pro forma loss per share reflects pro forma loss adjusted for pro forma income taxes, divided by weighted-average number of shares outstanding.

   Income Taxes and Deferred Tax Charge

     The Company recognized a deferred tax charge of $19.3 million during the first quarter of 2004 related to deferred taxes of RBR Holding Corp. RBR Holding Corp. was previously structured as an S corporation under the Internal Revenue Code. The shareholders of RBR Holding Corp. included their respective shares of taxable income or loss in their individual tax returns and therefore no income tax expense was recognized on the financial statements of the Company. As a result of the reorganization completed on February 4, 2004, RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. and could no longer be structured as an S corporation.

     The provision for deferred income taxes results from temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates.

   Recently Issued Accounting Pronouncements

   SFAS No. 123(R), “Share-Based Payment”

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all stock-based compensation awards granted to employees be recognized in the financial statements at fair value, similar to that prescribed under SFAS No. 123 and is effective for fiscal years beginning after June 15, 2005. We adopted the fair value recognition provisions of SFAS No. 123 effective January 2004 and therefore, adoption of SFAS No. 123(R) is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

2. Related-Party Transactions

     On October 1, 2002, the Company borrowed $35.0 million from certain shareholders. Interest on this indebtedness of 10% per annum, compounded on June 30 and December 31 of each year. The Company recognized interest expense of $433,536 for the three months ended March 31, 2004. These notes were paid in full and cancelled during February 2004.

     In October 2004, certain related parties became 50% owners of RNJ Holdings, LLC, which is the owner of an aircraft held for charter by Jet Management, Inc. These related parties periodically use the aircraft for travel. To the extent the aircraft is used for business travel on our behalf, the Company will reimburse Jet Management, Inc. for the use of the aircraft without any profit to RNJ Holdings, LLC. During the first three months of 2005, the Company reimbursed Jet Management, Inc. $21,221 for use of the aircraft.

3. Line of Credit

     The Company maintains a $100.0 million line of credit secured by a first priority lien on all of the Company’s assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon the Company’s liquidity as defined in the credit agreement. Alternatively, at the Company’s discretion, the Company may borrow by entering into 30, 60 or 90 day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s line of credit includes an accordion loan feature that allows us to request a $20.0 million increase in the credit facility. Additionally, the Company pays an annual commitment fee of between 0.25% and 0.50% on the unused portion of the line of credit, depending on the Company’s liquidity. There was no outstanding balance at March 31, 2005 and December 31, 2004. The line of credit facility has certain covenants and restrictions with which the Company must comply, including:

•	Funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes.

•	Leverage ratio (as defined in the line of credit agreement) cannot exceed 1.5 to 1.0.

•	Debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 1.25 to 1.0.

•	Tangible net worth must exceed $145 million plus 50% of net income after September 30, 2004.

     The Company’s management believes it is in compliance with all terms of its line of credit agreement as of March 31, 2005.

4. Property and Equipment

     Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	March 31, 2005	December 31, 2004
Computers and software	$8,457,454	$7,562,797
Furniture and fixtures	8,433,206	8,259,527
Leasehold improvements	1,769,090	1,810,998
Equipment under capital lease	527,623	483,421
Automobiles	136,525	136,525

Total property and equipment, cost	19,323,898	18,253,268
Less accumulated depreciation	(7,874,311)	(7,088,165)

Net property and equipment	$11,449,587	$11,165,103

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

     The Company adopted a stock incentive plan during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to key employees, primarily management. The Company has reserved 3,700,000 shares of common stock for issuance in conjunction with all options and other stock-based awards to be granted under the plan. The purpose of the plan is (1) to promote the best interests of the Company and its stockholders by encouraging employees to acquire an ownership interest in the Company, thus identifying their interests with those of stockholders and (2) to enhance the ability of the Company to attract and retain qualified employees, consultants and non-employee directors. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

   Stock Options

     As of March 31, 2005, the Company had issued options to purchase 118,888 shares of its common stock under the plan. These options have been granted to non-employee directors of the Company. Options granted under the plan generally vest 50% after one year from the grant date and 100% after two years from the grant date. However, when directors accept options in lieu of cash compensation, the options vest immediately. The related expense for the three months ended March 31, 2005 and 2004 of $70,255 and $23,936, respectively is included in administrative expenses. The following summarizes all stock option related transactions from January 1, 2004 through March 31, 2005.

	Options	Weighted-Average
	Outstanding	Exercise Price
January 1, 2004	—	—
Granted	118,888	$17.03

December 31, 2004	118,888	$17.03
Granted	—	—
Cancelled	—	—

March 31, 2005	118,888	$17.03

     The following options information is as of March 31, 2005:

	Fair Value		Weighted-Average			Exercisable
	of Option	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Price	Granted	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$15.00	$4.84	45,000	8.85	$15.00	22,500	$15.00
$18.50	$5.90	30,000	8.92	$18.50	15,000	$18.50
$19.48	$6.57	3,850	9.13	$19.48	3,850	$19.48
$17.85	$5.84	4,200	9.38	$17.85	4,200	$17.85
$17.97	$5.87	30,000	9.59	$17.97	—	—
$17.99	$5.91	5,838	9.64	$17.99	5,838	$17.99

Total		118,888	9.12	$17.03	51,388	$16.93

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

     In connection with the consummation of the Company’s IPO in February 2004, the Company exercised its right to vest 100% of the share appreciation rights held by the participants in the plan which resulted in a payment of $18.4 million dollars for the applicable withholding taxes due by the participants and the issuance of 1,776,826 unregistered shares of the Company’s common stock to the participants. As a result, the Company recognized a compensation charge including employer payroll taxes of $45.7 million ($28.7 million net of taxes) during the first quarter of 2004 related to this.

6. Litigation Contingencies

     The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of March 31, 2005 and does not believe exposure to be material.

7. Income Taxes

     Income taxes for the three months ended March 31, 2004 included a deferred tax charge of $19.3 million resulting from RBR Holding Corp. losing its S corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004.

     Income taxes for the three months ended March 31, 2004 (excluding the deferred tax charge related to RBR Holding Corp.) reflected income tax expense on 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was structured as a S corporation under the Internal Revenue Code and, therefore, taxable income was included on the shareholders’ individual tax returns. Income taxes during the period February 5, 2004 through March 31, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the reorganization that occurred on February 4, 2004 related to the IPO.

     Components of income tax expense are set forth below:

	Three months ended March 31,
	2005	2004
Income taxes consist of:
Federal actual	$370,000	$—
State actual	331,269	11,558
Federal deferred — net	8,070,848	7,379,436
State deferred — net	199,389	391,179

Total	$8,971,506	$7,782,173

     Tax expense differs from the application of statutory rates to pretax income. The reconciliation of income tax expense and the statutory rates is set forth below:

	Three months ended March 31,
	2005	2004
Federal taxes at statutory rate	$8,440,848	$(9,911,525)
S corporation benefit — federal	—	(825,193)
S corporation benefit — state	—	(51,869)
Deferred tax charge — federal	—	18,116,154
Deferred tax charge — state	—	1,190,490
State income taxes, net of federal tax benefit	530,658	(735,884)

Effective income taxes	$8,971,506	$7,782,173

8. Subsequent Events

     On April 21, 2005 we completed a secondary public offering of 5,750,000 shares of our common stock at $18.89 per share, including an over-allotment option which was exercised in full. All of these shares were sold by selling stockholders, which included members of management and other holders, and none of the shares were sold by the Company. The selling stockholders received all of the net proceeds from the sale of the shares. Pursuant to the registration rights agreement between the company and certain of the selling stockholders, the Company will bear substantially all of the expenses of the secondary offering, other than the underwriting discounts, which are estimated at approximately $575,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2005 Overview

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

     For the first quarter of 2005, cash collections increased 23.3% to $80.4 million. Revenues for the first quarter of 2005 were $66.0 million, a 32.7% increase over the prior year. Net income was $15.1 million for the first quarter of 2005, compared to a net loss of $36.2 million for the same period in 2004. Net loss for the first quarter of 2004 included a $45.7 million compensation and related payroll charge ($28.7 million on an after-tax basis) for the vesting of outstanding share appreciation rights and a deferred tax charge of $19.3 million.

     For the first quarter of 2005, we invested $33.1 million in charged-off consumer receivable portfolios, with an aggregate face value of $1.1 billion, or 2.99% of face value. We have seen prices for charged-off accounts receivable portfolios increase over the past 12 to 18 months and believe prices to be relatively high at the current time. We believe we have seen some indications that prices have stabilized during the first quarter of 2005, however we cannot give any assurances that prices will not increase in the future. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.

     We regularly utilize unaffiliated third parties, primarily attorneys and other collection agencies, to collect certain account balances on our behalf. The percent of gross collections from such third parties has steadily increased from 15% for the year ended December 31, 2002 to 21% for the three months ended March 31, 2005. The increase is primarily due to increased legal activity in states that we are not located in, as well as a slight increase in the use of third party collection agencies. These increases do not reflect any specific strategy to increase third party collections.

Forward Looking Statements

     This report contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. In addition, we, or persons acting on our behalf, may from time to time publish or communicate other items that could also be construed to be forward looking statements. Statements of this sort are or will be based on our estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward looking statements. These statements may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss in our Annual Report on Form 10-K in the section titled “Risk Factors” and elsewhere in this Report.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include the following:

•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	our ability to recover sufficient amounts on our charged-off receivable portfolios;

•	our ability to hire and retain qualified personnel;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	our ability to make reasonable estimates of the timing and amount of future cash receipts for purposes of recording purchased receivable revenues in accordance with Accounting Standards Executive Committee Practice Bulletin 6 as well as the Accounting Standards Executive Committee Statement of Position 03-3;

•	changes in, or failure to comply with, governmental regulations, including our ability to timely comply with Section 404 of the Sarbanes-Oxley Act and the costs related to compliance;

•	the costs and uncertainties related to compliance with Internal Revenue Code Section 6050P-2 and the related Treasury Regulations and the issuance of 1099-C information returns;

•	our ability to maintain existing, and secure additional, financing on acceptable terms;

•	the loss of any of our executive officers or other key personnel;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	our ability to successfully expand our businesses and train and integrate new collectors;

•	the temporary or permanent loss of our computer or telecommunications systems, as well as our ability to respond to changes in technology and increased competition; and

•	other unanticipated events and conditions that may hinder our ability to compete.

Significant Events During the Three Months Ended March 31, 2005

     On April 21, 2005, we completed a secondary public offering of 5,750,000 shares of our common stock at $18.89 per share, including an over-allotment option which was exercised in full. All of these shares were sold by selling stockholders, which included members of management and other holders, and none of the shares were sold by us. The selling stockholders received all of the net proceeds from the sale of the shares. Pursuant to the registration rights agreement between the company and certain of the selling stockholders, the Company will bear substantially all of the expenses of the secondary offering, other than underwriting discounts, which are estimated at approximately $575,000. These expenses will be reflected as a charge in the period incurred. In addition, certain of the selling stockholders, pursuant to the registration rights agreement, retain the right to request three additional registrations of specified shares, in which case we will be required to bear such offering expenses in the quarter in which any future offering occurs.

Results of Operations

     The following table sets forth selected statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated.

	Percent of Total Revenues		Percent of Cash Collections
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Revenues
Purchased receivable revenues	99.7%	99.7%	81.9%	76.1%
Finance contract revenues	0.3	0.3	0.2	0.2

Total revenues	100.0	100.0	82.1	76.3

Expenses
Salaries and benefits	28.1	123.5 (1)	23.1	94.2 (1)
Collections expense	27.9	24.7	22.9	18.9
Occupancy	3.2	2.8	2.6	2.1
Administrative	2.8	2.6	2.3	2.0
Depreciation and amortization	1.3	1.5	1.1	1.1
Loss on disposal of equipment	0.0	0.0	0.0	0.0

Total operating expenses	63.3	155.1 (1)	52.0	118.3 (1)

Income (loss) from operations	36.7	(55.1)	30.1	(42.0)
Other income (expense)
Interest income	0.0	0.0	0.1	0.0
Interest expense	(0.2)	(2.0)	(0.2)	(1.5)
Other	0.0	0.1	0.0	0.0

Income (loss) before income taxes	36.5	(57.0)	30.0	(43.5)
Income taxes	13.6	15.7	11.2	12.0

Net Income (loss)	22.9%	(72.7)%	18.8%	(55.5)%

Pro forma income taxes		(21.2)%		(16.2)%
Pro forma net loss		(35.8)%		(27.3)%

(1)	Excluding the $45.7 million compensation and related payroll tax charge, salaries and benefits were 31.7% and 24.2% of revenues and collections, respectively and total operating expenses were 63.3% and 48.3% of revenues and collections, respectively, for the three months ended March 31, 2004. See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 — Operating Expenses”.

   Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

   Revenue

     Total revenues were $66.0 million for the three months ended March 31, 2005, an increase of $16.3 million, or 32.7%, over total revenues of $49.7 million for the three months ended March 31, 2004. Purchased receivable revenues were $65.9 million for the three months ended March 31, 2005, an increase of $16.3 million, or 32.8%, over the three months ended March 31, 2004, amount of $49.6 million. The increase in revenues was due primarily to an increase in the average outstanding balance of purchased receivables. Cash collections on charged-off consumer receivables increased 23.3% to $80.4 million for the three months ended March 31, 2005 from $65.2 million for the same period in 2004. Cash collections for the three months ended March 31, 2005 and 2004 include collections from fully amortized portfolios of $12.1 million and $5.2 million, respectively, of which 100% were reported as revenue.

     Revenue reflects impairments recognized during the three months ended March 31, 2005 of $.7 million. The impairments were recognized under Practice Bulletin 6 (“PB 6”), as amended by SOP 03-3, which requires that an impairment be taken for decreases in expected cash flows. During the three months ended March 31, 2004, we accounted for our purchased receivable portfolios under the provisions of PB 6, which required lowering of yields for decreases in expected cash flows and therefore no impairments were recognized.

     During the three months ended March 31, 2005, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $1.1 billion at a cost of $33.1 million, or 2.99% of face value, net of buybacks. Included in these purchase totals were

10 portfolios with an aggregate face value of $88.6 million at a cost of $3.2 million, or 3.56% of face value, which were acquired through four forward flow contracts. During the three months ended March 31, 2004, we acquired charged-off consumer receivables portfolios with an aggregate face value of $501.0 million at a cost of $12.1 million, or 2.42% of face value (adjusted for buybacks through March 31, 2005). From period to period we may buy paper of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next. The increase in our cost as a percent of face value to 2.99% for the three months ended March 31, 2005 from 2.42% for the same period in 2004, is primarily due to an increase in the amount of fresh, primary and secondary (newer) accounts purchased, because newer accounts generally demand a slightly higher purchase price than older accounts. These types of accounts made up 58.2% of our purchases in the three months ended March 31, 2005 compared to only 33.5% for the same period in 2004.

   Operating Expenses

     Total operating expenses were $41.8 million for the three months ended March 31, 2005, a decrease of $35.4 million, or 45.8%, compared to total operating expenses of $77.2 million for the three months ended March 31, 2004. Total operating expenses were 63.3% of total revenues and 52.0% of cash collections for the three months ended March 31, 2005, compared with 155.1% and 118.3%, respectively, for the same period in 2004. Operating expenses for the three months ended March 31, 2004 include a $45.0 million compensation charge and a $0.7 million payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering.

     We incurred a one-time compensation and related payroll tax charge of $45.7 million resulting from the vesting of the share appreciation rights that occurred upon our initial public offering in 2004. We are providing the total operating expense and salary and benefit expense information and related percentages of total revenue and cash collections excluding the one-time charge incurred solely in connection with our initial public offering because we believe doing so provides investors with a more direct comparison of results of operations between 2004 and 2005. In addition, we use the adjustments for purposes of our internal planning, review and period-to-period comparison process.

     Excluding the $45.7 million compensation and related payroll tax charge in 2004, total operating expenses of $41.8 million for the three months ended March 31, 2005 increased $10.3 million, or 32.8% from the $31.5 million in operating expenses for the same period in 2004. Operating expenses remained level at 63.3% of total revenues for the three months ended March 31, 2005 and 2004. As a percent of collections, operating expenses increased to 52.0% for the three months ended March 31, 2005 from 48.3% for the three months ended March 31, 2004, primarily due to an increase in collection expenses.

     Salaries and Benefits. Salary and benefit expenses were $18.5 million for the three months ended March 31, 2005, a decrease of $42.9 million, or 69.8%, compared to salary and benefit expenses of $61.4 million for the three months ended March 31, 2004. Salary and benefit expenses were 28.1% of total revenue and 23.1% of cash collection for the three months ended March 31, 2005, compared with 123.5% and 94.2%, respectively, for the same period in 2004. Salary and benefit expenses decreased primarily due to the $45.7 million compensation and related payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering.

     Excluding the $45.7 million compensation and related payroll tax charge in 2004, salary and benefit expenses of $18.5 million for the three months ended March 31, 2005 increased of $2.8 million, or 17.8% from the $15.7 million in salary and benefit expenses for the same period in 2004. The increase over the prior year was primarily due to an increase in total employees which grew to 1,788 at March 31, 2005 from 1,562 at March 31, 2004, in response to the growth in the number of our portfolios of charged-off consumer receivables. Salary and benefit expenses, excluding the $45.7 million compensation and related payroll tax charge, decreased to 28.1% of total revenues and 23.1% of cash collections for the three months ended March 31, 2005 from 31.7% of total revenue and 24.2% of cash collections for the same period in 2004. The decrease in salary and benefits expenses, as adjusted, as a percent of cash collections was primarily due to improved benefit costs and increased overall collection efficiencies. The overall gains in collection efficiency from our legal and forwarding areas were partially offset by decreases in traditional call center collections efficiency. Traditional call center collections per full-time equivalent collection employee decreased to $44,535 for the three months ended March 31, 2005, compared to $47,476 for the same period in 2004. This decrease is primarily due to a decrease in productivity for collectors with less than a year of experience as productivity for collectors with more than one year of experience increased compared to the same period in 2004. Average full-time equivalent collection employees increased to 1,000 for the three months ended March 31, 2005 from 864 during the same period in 2004.

     Collections Expense. Collections expense increased to $18.4 million for the three months ended March 31, 2005, reflecting an increase of $6.1 million, or 49.9%, over collection expense of $12.3 million for the three months ended March 31, 2004. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense increased to 22.9% of cash collections for the three months ended March 31, 2005 from 18.9% of cash collections for the three months ended March 31, 2004. This increase was primarily due to increases in amounts spent for collection letters and information acquisition expenses as well as increased legal expenses and forwarding fees. The increases in the collection letters and information acquisition expense was primarily due to an increase in the number of accounts purchased in the first quarter of 2005. During the three months ended March 31, 2005, we acquired 2.0 million accounts compared to 0.2 million for the same period in 2004. The increase in legal expense was due to an increase in the number of accounts for which legal action has been initiated. The increase in forwarding fees was due to increased legal activity in states that we are not located in, as well as a slight increase in the use of third party collection agencies. The percent of gross collections from such third parties has steadily increased from 15% for the year ended December 31, 2002 to 21% for the three months ended March 31, 2005. The increases in forwarding fees do not reflect any specific strategy to increase third party collections.

     Occupancy. Occupancy expense was $2.1 million for the three months ended March 31, 2005, an increase of $0.7 million, or 51.0%, over occupancy expense of $1.4 million for the three months ended March 31, 2004. The increase was primarily attributable to the relocation of our headquarters to a larger facility in Warren, Michigan in November 2004.

     Administrative. Administrative expenses increased to $1.9 million for the three months ended March 31, 2005, from $1.3 million for the three months ended March 31, 2004, reflecting a $0.6 million, or 46.2%, increase. The increase in administrative expenses was principally a result of the increased number of accounts being processed and expenses related to the secondary offering.

     Depreciation. Depreciation expense was $0.8 million for the three months ended March 31, 2005, an increase of $0.1 million or 16.0% over depreciation expense of $0.7 million for the three months ended March 31, 2004. The increase was due to capital expenditures during 2005 and 2004, which were required to support the increased number of accounts serviced by us and the purchase of furniture and technology equipment in our new and expanded facilities.

     Interest Income. Interest income was $34,908 for the three months ended March 31, 2005, reflecting an increase of $27,955 compared to net interest income of $6,953 for the three months ended March 31, 2004. The increase was due primarily to interest received related to our increased cash position over the prior year.

     Interest Expense. Interest expense was $0.1 million for the three months ended March 31, 2005, reflecting a decrease of $0.9 million, or 89.3%, compared to interest expense of $1.0 million for the three months ended March 31, 2004. During February 2004, we paid in full a related party debt of $40.0 million, which resulted in a reduction in interest expense of $0.4 million during the three months ended March 31, 2005 from the same period in the prior year. Additionally, the decrease in interest expense was due to lower average borrowings on our line of credit, which decreased to $0.6 million for the three months ended March 31, 2005 from $42.4 million for the same period in 2004. The reduction in our average borrowings was due to repayment of $37.7 million of debt from the proceeds of the initial public offering and cash generated from operations. Interest expense includes the amortization of capitalized bank fees of $49,336 and $69,908 for the three months ended March 31, 2005 and 2004, respectively.

     Income Taxes. Income tax expense of $9.0 million reflects normal tax rates of 35% for federal taxes and 2.2% for state taxes for the three months ended March 31, 2005. Income taxes for the three months ended March 31, 2004 (excluding the deferred tax charge related to RBR Holding Corp.) reflected income tax expense on 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and, therefore, taxable income was included on the shareholders’ individual tax returns. Income taxes during the period February 5, 2004 through March 31, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the reorganization.

Supplemental Performance Data

   Portfolio Performance

     The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since 1990 through March 31, 2005.

						Total Estimated
			Cash Collections	Estimated	Total	Collections as a
	Number of	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Portfolios	Price (1)	Sales (2)	Collections	Collections	Purchase Price (2)
			(dollars in thousands)
1990	9	$638	$3,108	$—	$3,108	487%
1991	12	280	1,459	—	1,459	521
1992	29	309	2,878	—	2,878	931
1993	30	790	7,806	—	7,806	988
1994	36	1,427	6,808	—	6,808	477
1995	53	1,519	7,719	77	7,796	513
1996	46	3,844	16,676	630	17,306	450
1997	45	4,345	27,196	1,801	28,997	667
1998	61	16,412	74,477	8,887	83,364	508
1999	51	12,925	52,225	10,678	62,903	487
2000	49	20,597	96,783	32,390	129,173	627
2001	62	43,134	176,938	92,262	269,200	624
2002	94	72,298	183,787	184,340	368,127	509
2003	76	87,345	156,785	326,453	483,238	553
2004	106	88,875	40,157	296,807	336,964	379
2005 (3)	22	33,084	1,204	97,927	99,131	300

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios which occurred at the time of purchase.

(3)	Includes only three months of activity through March 31, 2005.

     The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of March 31, 2005.

			Unamortized
	Unamortized		Balance as a	Unamortized
	Balance as of	Purchase	Percentage of	Balance as a
Purchase Period	March 31, 2005	Price(1)	Purchase Price(2)	Percentage of Total
	(dollars in thousands)
1999	$1	$12,925	0.01%	3.61
2000	795	20,597	3.86	5.75
2001	10,712	43,134	24.83	12.04
2002	39,294	72,298	54.35	20.18
2003	63,873	87,345	73.13	24.38
2004	85,997	88,875	96.76	24.81
2005 (3)	33,880	33,084	102.41	9.23

Totals	234,552	358,258	65.47	100.00

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios which occurred at the time of purchase.

(3)	Includes only three months of activity through March 31, 2005.

  Collector Productivity

     We measure traditional call center collector productivity by two major categories, those with less then one year of experience and those with one or more years of experience. The following tables display our results.

Collectors by Experience

	For the year ended December 31,		For the three months ended March 31,
Number of collectors:	2003	2004	2004	2005
One year or more (1)	322	472	431	507
Less than one year (2)	478	436	433	493

Total	800	908	864	1,000

(1)	Based on number of traditional call center Full Time Equivalent (“FTE”) collectors with one or more years of service.

(2)	Based on number of traditional call center FTE collectors with less than one year of service, including new employees in training.

Collection Averages by Experience

	For the year ended December 31,		For the three months ended March 31,
Collection Averages:	2003	2004	2004	2005
One year or more (1)	$171,506	$195,094	$52,638	$55,710
Less than one year (2)	$135,792	$140,157	$42,333	$33,040
Overall Average	$150,178	$168,708	$47,476	$44,535

(1)	Based on number of traditional call center FTE collectors with one or more years of service.

(2)	Based on number of traditional call center FTE collectors with less than one year of service, including new employees in training.

  Cash Collections

     The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.

Historical Collections(1)

													Three Months
Purchase	Purchase	Year Ended December 31,											Ended March 31,
Period	Price(2)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(dollars in thousands)
Pre-1994		$3,067	$2,540	$1,788	$1,285	$834	$649	$555	$437	$302	$323	$243	$58
1994	$1,427	345	1,763	1,430	1,005	647	457	357	258	176	188	126	22
1995	1,519	—	388	1,566	1,659	1,118	786	708	472	343	278	227	57
1996	3,844	—	—	827	3,764	3,085	2,601	2,098	1,440	1,041	816	687	163
1997	4,345	—	—	—	1,682	4,919	5,573	5,017	3,563	2,681	1,784	1,526	341
1998	16,412	—	—	—	—	4,835	15,220	15,045	12,962	11,021	7,987	5,582	1,247
1999	12,925	—	—	—	—	—	3,761	11,331	10,862	9,750	8,278	6,675	1,320
2000	20,597	—	—	—	—	—	—	8,895	23,444	22,559	20,318	17,196	3,892
2001	43,134	—	—	—	—	—	—	—	17,630	50,327	50,967	45,713	11,216
2002	72,298	—	—	—	—	—	—	—	—	22,340	70,813	72,024	18,104
2003	87,345	—	—	—	—	—	—	—	—	—	36,067	94,564	25,982
2004	88,875	—	—	—	—	—	—	—	—	—	—	23,365	16,792
2005	33,084	—	—	—	—	—	—	—	—	—	—	—	1,204

Total		$3,412	$4,691	$5,611	$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,819	$267,928	$80,398

Cumulative Collections(1)

													Total Through
Purchase	Purchase	Total Through December 31,											March 31,
Period	Price(2)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
							(dollars in thousands)
1994	$1,427	$345	$2,108	$3,538	$4,543	$5,190	$5,647	$6,004	$6,262	$6,438	$6,626	$6,752	$6,774
1995	1,519	—	388	1,954	3,613	4,731	5,517	6,225	6,697	7,040	7,318	7,545	7,602
1996	3,844	—	—	827	4,591	7,676	10,277	12,375	13,815	14,856	15,672	16,359	16,522
1997	4,345	—	—	—	1,682	6,601	12,174	17,191	20,754	23,435	25,219	26,745	27,086
1998	16,412	—	—	—	—	4,835	20,055	35,100	48,062	59,083	67,070	72,652	73,899
1999	12,925	—	—	—	—	—	3,761	15,092	25,954	35,704	43,982	50,657	51,977
2000	20,597	—	—	—	—	—	—	8,895	32,339	54,898	75,216	92,412	96,304
2001	43,134	—	—	—	—	—	—	—	17,630	67,957	118,924	164,637	175,853
2002	72,298	—	—	—	—	—	—	—	—	22,340	93,153	165,177	183,281
2003	87,345	—	—	—	—	—	—	—	—	—	36,067	130,631	156,613
2004	88,875	—	—	—	—	—	—	—	—	—	—	23,365	40,157
2005	33,084	—	—	—	—	—	—	—	—	—	—	—	1,204

Cumulative Collections as Percentage of Purchase Price(1)

													Total Through
Purchase	Purchase	Total Through December 31,											March 31,
Period	Price(2)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
1994	$1,427	24%	148%	248%	318%	364%	396%	421%	439%	451%	464%	473%	475%
1995	1,519	—	26	129	238	311	363	410	441	463	482	497	500
1996	3,844	—	—	22	119	200	267	322	359	386	408	426	430
1997	4,345	—	—	—	39	152	280	396	478	539	580	616	623
1998	16,412	—	—	—	—	29	122	214	293	360	409	443	450
1999	12,925	—	—	—	—	—	29	117	201	276	340	392	402
2000	20,597	—	—	—	—	—	—	43	157	266	365	449	468
2001	43,134	—	—	—	—	—	—	—	41	158	276	382	408
2002	72,298	—	—	—	—	—	—	—	—	31	129	228	254
2003	87,345	—	—	—	—	—	—	—	—	—	41	149	179
2004	88,875	—	—	—	—	—	—	—	—	—	—	26	45
2005	33,084	—	—	—	—	—	—	—	—	—	—	—	4

(1)	Does not include proceeds from sales of any receivables.

(2)	Purchase amount refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

     Below is a chart that illustrates our quarterly collections for years 2001 through March 31, 2005.

Cash Collections

Quarter	2001	2002	2003	2004	2005
First	$15,592,577	$27,297,721	$44,017,730	$65,196,055	$80,397,640
Second	17,661,537	30,475,078	51,190,533	67,566,031	—
Third	17,766,800	29,337,914	48,622,829	66,825,822	—
Fourth	20,046,733	33,429,419	53,988,333	68,339,797	—

     The following chart categorizes our purchased receivables portfolios acquired during January 1, 1990 through March 31, 2005, into major asset types, as of March 31, 2005.

	Face Value of
	Charged-off		No. of
Asset Type	Receivables (2)%		Accounts	%
Visa(R)/MasterCard(R)/Discover(R)	$8,508,293,655	42.7%	3,792,317	18.9%
Private Label Credit Cards	3,068,324,796	15.4	4,580,612	22.9
Telecommunications/Utility/Gas	2,163,328,520	10.9	5,205,773	26.0
Health Club	1,310,138,140	6.6	1,359,556	6.8
Auto Deficiency	1,239,423,149	6.2	207,064	1.0
Installment loans	651,382,190	3.3	209,599	1.0
Other (1)	2,967,805,596	14.9	4,678,221	23.4

Total	$19,908,696,046	100.0%	20,033,142	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio

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

     The following chart categorizes our purchased receivables portfolios acquired during January 1, 1990 through March 31, 2005 into major account types as of March 31, 2005.

	Face Value of
	Charged-off		No. of
Account Type	Receivables (2)%		Accounts	%
Fresh	$1,008,211,748	5.1%	402,264	2.0%
Primary	3,540,255,866	17.8	2,348,264	11.7
Secondary	3,630,664,785	18.2	3,604,974	18.0
Tertiary (1)	10,742,687,983	54.0	13,140,872	65.6
Other	986,875,664	4.9	536,768	2.7

Total	$19,908,696,046	100.0%	20,033,142	100.0%

(1)	This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio

     We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivables portfolios acquired during January 1, 1990 through March 31, 2005 based on geographic location of debtor, as of March 31, 2005.

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables (3)%		Accounts	%
Texas (1)	$2,742,545,079	13.8%	2,500,075	12.5%
California	2,281,859,485	11.5	2,634,701	13.1
Florida (1)	1,853,708,905	9.3	1,354,643	6.8
Michigan (1)	1,509,072,127	7.6	1,804,345	9.0
New York	1,200,155,765	6.0	1,045,683	5.2
Ohio (1)	1,177,131,027	5.9	1,395,498	7.0
Illinois (1)	941,308,000	4.7	1,213,485	6.1
Pennsylvania	606,243,688	3.1	540,755	2.7
North Carolina	527,349,051	2.6	445,777	2.2
Georgia	493,875,994	2.5	442,263	2.2
New Jersey (1)	398,831,588	2.0	363,286	1.8
Other (2)	6,176,615,337	31.0	6,292,631	31.4

Total	$19,908,696,046	100.0%	20,033,142	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio

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

   Borrowings

     We maintain a $100.0 million line of credit secured by a first priority lien on all of our assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon our liquidity, as defined in the credit agreement. Alternately, at our discretion, we may borrow by entering into 30, 60 or 90 day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our line of credit includes an accordion loan feature that allows us to request a $20.0 million increase in the credit facility. The line of credit has certain covenants and restrictions that we must comply with, which, as of March 31, 2005, we believe we were in compliance with, including:

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

     During February 2004, we used $37.7 million of the proceeds from our initial public offering to reduce the outstanding amount on our line of credit. There was no outstanding balance on our line of credit at March 31, 2005.

     At December 31, 2003, we had a note payable outstanding to a related party totaling $39.6 million including principal and accrued interest. During February 2004, we used $40.0 million of the proceeds from our initial public offering to pay our related party debt in full.

     Cash Flows

     The majority of our purchases have been funded with internal cash flow. For the three months ended March 31, 2005, we invested $32.6 million in purchased receivables, net of buybacks, while only borrowing $6.5 million against our line of credit, which was subsequently paid and had no outstanding balance as of March 31, 2005.

     Our operating activities provided cash of $27.1 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively. Cash provided by operating activities for the three months ended March 31, 2005 was generated primarily from net income earned through cash collections. Cash provided by operating activities for the three months ended March 31, 2004 was reduced by a $19.0 million cash payment of withholding taxes and employer taxes related to the share appreciation rights.

     Investing activities used cash of $19.2 million for the three months ended March 31, 2005 and provided cash of $4.5 million for the three months ended March 31, 2004. Cash used for investing purposes in the first quarter of 2005 was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal. Cash provided by investing activities in the first quarter of 2004 was primarily due to cash collections applied to principal which exceeded acquisitions of purchased receivables by $5.0 million.

     Financing activities used cash of $39,613 and $2.0 million for the three months ended March 31, 2005 and 2004, respectively. Cash used by financing activities for the first quarter of 2005 was due to repayments on capital lease obligations. Cash used by financing activities in the first quarter of 2004 was primarily due to repayments on our line of credit, net of borrowings, and the repayment of our related party notes payable. The total reduction in debt was partially offset by proceeds from our initial public offering.

     Cash paid for interest was $17,752 and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. Cash paid for interest in the three months ended March 31, 2005 was related to the line of credit. Cash paid for interest in the three months ended March 31, 2004 consisted of $0.6 million for the line of credit and $0.4 million paid for the related party debt.

     Cash received for income taxes for the three months ended March 31, 2005 was due to a refund from an overpayment of estimated taxes that was made during the fourth quarter of 2004.

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

Future Contractual Cash Obligations

     The following table summarizes our future contractual cash obligations as of March 31, 2005:

	Year Ending December 31,
	2005	2006	2007	2008(1)	2009	Thereafter
Capital lease obligations	$117,967	$111,713	$37,222	$2,610	$—	$—
Operating lease obligations	3,818,933	5,694,779	5,443,409	4,504,512	3,675,927	13,979,931
Purchased receivables	(2)	—	—	—	—	—
Line of credit (1)	—	—	—	—	—	—
Employment agreements	692,500	500,000	—	—	—	—

Total	$4,629,400	$6,306,492	$5,480,631	$4,507,122	$3,675,927	$13,979,931

(1)	To the extent that a balance is outstanding on our line of credit, it would be due in May 2008. There was no outstanding balance on our line of credit as of March 31, 2005.

(2)	During 2004, we entered into five forward flow contracts that commit us to purchase receivables for a fixed percentage of the face amount of the receivables. Three of the contracts have terms beyond March 2005 with the last contract expiring November 2005. Two of the contracts call for monthly purchases of between $184,000 and $822,000, depending upon circumstances, and the other two have unspecified minimum and maximum contractual amounts.

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

     The provisions of SOP 03-3 were adopted by us in January 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend PB 6 for consistent treatment and apply prospectively to receivables acquired before January 1, 2005. Purchased receivables acquired before January 1, 2005 will continue to be accounted for under PB 6, as amended, for provisions related to decreases in expected cash flows.

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

     Application of the interest method of accounting requires the use of estimates to calculate a projected IRR for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yields and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact and result in an immediate impairment being recognized.

New Accounting Pronouncements

SFAS No. 123(R), “Share-Based Payment”

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires all stock-based compensation awards granted to employees be recognized in the financial statements at fair value, similar to that prescribed under SFAS No. 123 and is effective for fiscal years beginning after June 15, 2005. We adopted the fair value recognition provisions of SFAS No. 123 effective January 2004 and therefore, adoption of SFAS No. 123(R) is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk relates to the interest rate risk with our variable line of credit. The average borrowings on the variable line of credit were $0.6 million and $42.4 million for the three months ended March 31, 2005 and 2004, respectively. Assuming a 200 basis point increase in interest rates on our variable rate debt, interest expense would have increased approximately $3,000 and $196,000 for the three months ended March 31, 2005 and 2004, respectively. The estimated increases in interest expense are based on the portion of our variable interest debt that is not offset by interest rate swap agreements and assumes no changes in the volume or composition of the debt. As of March 31, 2005, we did not have any borrowings against our variable line of credit. We currently do not have any swap or hedge agreements outstanding.

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. Currently, we are not named in any class action lawsuits in which an underlying class has been certified. However, as of May 10, 2005, we were named in 12 class action lawsuits in which the underlying classes have not been certified. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.

     We are not a party to any material legal proceedings. However, we expect to continue to initiate collection law suits as a part of the ordinary course of our business (resulting occasionally in countersuits against us) and we may, from time to time, become a party to various other legal proceedings arising in the ordinary course of business.

Item 6. Exhibits

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

ASSET ACCEPTANCE CAPITAL CORP.
Date: May 12, 2005	By:	/s/ Nathaniel F. Bradley IV
Nathaniel F. Bradley IV
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2005	By:	/s/ Mark A. Redman
Mark A. Redman
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer