Form 10-Q
period 2005-06-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2005-08-01
CIK 1264707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-50552
Asset Acceptance Capital Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0076779 (I.R.S.Employer Identification No.)
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
As of July 25, 2005, 37,225,275 shares of the Registrant’s common stock were outstanding.

10-Q Report
This Form 10-Q and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Financial Position
(Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Cash	$45,829,103	$14,204,579
Purchased receivables	233,953,247	216,479,676
Finance contract receivables, net	694,557	688,497
Property and equipment, net	10,933,125	11,165,103
Goodwill	6,339,574	6,339,574
Other assets	2,526,778	3,628,291

Total assets	$300,276,384	$252,505,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deferred tax liability, net	$58,565,603	$41,246,766
Accounts payable and other liabilities	12,414,344	13,824,600
Capital lease obligations	268,236	254,185

Total liabilities	71,248,183	55,325,551

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares —37,225,275 at June 30, 2005 and December 31, 2004	372,253	372,253
Additional paid in capital	159,733,691	159,348,233
Retained earnings	68,922,257	37,459,683

Total equity	229,028,201	197,180,169

Total liabilities and equity	$300,276,384	$252,505,720

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
Purchased receivable revenues	$68,700,736	$51,352,846	$134,566,930	$100,939,620
Loss on sale of purchased receivables	(25,831)	—	(25,831)	—
Finance contract revenues	128,397	153,776	296,704	314,633

Total revenues	68,803,302	51,506,622	134,837,803	101,254,253

Expenses
Salaries and benefits	19,070,443	16,465,210	37,613,483	77,883,356
Collections expense	18,844,591	12,773,687	37,287,490	25,079,210
Occupancy	2,029,875	1,419,857	4,141,849	2,818,152
Administrative	1,732,091	1,361,671	3,602,646	2,641,342
Depreciation and amortization	842,962	736,747	1,686,110	1,463,587
Loss on disposal of equipment	478	16,380	478	42,906

Total operating expenses	42,520,440	32,773,552	84,332,056	109,928,553

Income (loss) from operations	26,282,862	18,733,070	50,505,747	(8,674,300)
Other income (expense)
Interest income	192,626	2,288	227,534	9,241
Interest expense	(140,854)	(337,991)	(281,672)	(1,339,185)
Other	(7,337)	174	(7,362)	24,958

Income (loss) before income taxes	26,327,297	18,397,541	50,444,247	(9,979,286)
Income taxes	10,010,167	6,820,181	18,981,673	14,602,354

Net income (loss)	$16,317,130	$11,577,360	$31,462,574	$(24,581,640)

Pro forma income tax benefit				$(3,712,295)

Pro forma net loss				$(6,266,991)

Weighted average number of shares:
Basic	37,225,275	37,225,275	37,225,275	35,537,424
Diluted	37,264,387	37,235,470	37,254,817	35,537,424
Earnings (loss) per common share outstanding:
Basic	$0.44	$0.31	$0.85	$(0.69)
Diluted	$0.44	$0.31	$0.84	$(0.69)
Pro forma loss per common share outstanding:
Basic				$(0.18)
Diluted				$(0.18)
See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$31,462,574	$(24,581,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,686,110	1,463,587
Deferred income taxes	17,318,837	14,594,166
Share-based compensation expense	385,457	26,726,917
Impairment of purchased receivables	2,398,000	—
Loss on disposal of equipment	478	42,906
Charge-offs of finance contracts	102,816	70,623
Changes in assets and liabilities:
Decrease (increase) in other assets	627,510	(547,992)
Increase (decrease) in accounts payable and other liabilities	(1,040,256)	425,705

Net cash provided by operating activities	52,941,526	18,194,272

Cash flows from investing activities
Investment in purchased receivables, net of buy backs	(48,163,359)	(45,438,734)
Principal collected on purchased receivables	28,291,788	31,822,466
Investment in finance contracts	(433,233)	(413,909)
Principal collected on finance contracts	324,358	260,601
Purchase of fixed assets	(1,257,124)	(884,633)

Net cash used in investing activities	(21,237,570)	(14,654,209)

Cash flows from financing activities
Borrowings under line of credit	6,500,000	41,320,000
Repayment of line of credit	(6,500,000)	(96,670,000)
Repayment to related party	—	(39,560,110)
Repayment of capital lease obligations	(79,432)	(67,112)
Dividends and distributions paid	—	(1,000,000)
Additional assets contributed	—	50,406
Proceeds from initial public offering, net of costs	—	96,077,000

Net cash provided by (used in) financing activities	(79,432)	150,184

Net increase in cash	31,624,524	3,690,247
Cash at beginning of period	14,204,579	5,498,836

Cash at end of period	$45,829,103	$9,189,083

Supplemental disclosure of cash flow information
Cash paid for interest	$94,861	$1,217,810
Cash paid (received) for income taxes	(237,265)	93,584
Non-cash investing and financing activities:
Capital lease obligations incurred	93,483	133,292
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
     The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2005 and its results of operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004, and all adjustments were of a normal recurring nature. The results of operations of the Company for the three and six month periods ended June 30, 2005 and 2004 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2004.
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
     The Company accounts for its investment in purchased receivables using the guidance provided by Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans of Debt Securities Acquired in a Transfer” and Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans”. The provisions of SOP 03-3 were adopted by the Company effective January 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend PB 6 for consistent treatment and apply prospectively to receivables acquired before January 1, 2005. Purchased receivables acquired before January 1, 2005 will continue to be accounted for under PB 6, as amended, for provisions related to decreases in expected cash flows. The Company purchases pools of homogenous accounts receivable and records each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into a single pool (static pool), within each quarter, based on common risk characteristics. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or not aggregated, retains its own identity and does not change. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.
     Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Based on historical cash collections, each pool is given an expected life of 60 months. The actual life of each pool may vary, but each pool generally amortizes between 50 and 60 months. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each static pool is reviewed at least quarterly and compared to historical pools to determine whether each static pool is performing as expected. This comparison is used to determine future estimated cash flows. Through financial statement reporting periods ending December 31, 2004, to the extent there were differences in actual performance versus expected performance, the IRR was adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. For financial statement reporting periods beginning January 2005, under SOP 03-3, if the revised estimate of cash flows is less than the original estimate, the IRR will remain unchanged and an immediate impairment is recognized.
     The cost recovery methods prescribed by PB 6 and SOP 03-3 are used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio. As of June 30, 2005, the Company had 28 pools on the cost recovery method with an aggregate carrying value of $2.3 million or about 1.0% of the total carrying value of all purchased receivables. The Company had 51 pools on the cost recovery method with an aggregate carrying value of $3.5 million, or about 1.8% of the total carrying value of all purchased receivables as of June 30, 2004.
     The agreements to purchase receivables typically include general representations and warranties from the sellers covering account holder death, bankruptcy, fraud and settled or paid prior accounts prior to sale. The representation and warranty period permits the return of certain accounts from the Company back to the seller. The general time frame to return accounts is within 60 to 240 days. Returns are applied against the carrying value of the static pool.
     Periodically the Company will sell, on a non-recourse basis, all or a portion of a pool to third parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are generally compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and carrying value. The agreements to sell receivables typically include general representation and warranties. Any accounts returned to the Company under these representations and warranties, and during the negotiated time frame, are reported net of any gains on sale or if they exceed the total reported gains for the period as a “loss on sale of purchased receivables”.
     Changes in purchased receivables portfolios for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Beginning balance	$234,551,905	$180,236,262	$216,479,676	$183,719,667
Investment in purchased receivables, net of buybacks	15,563,462	33,480,616	48,167,137	45,606,492
Cash collections	(84,862,856)	(67,566,031)	(165,260,496)	(132,762,086)
Purchased receivable revenues	68,700,736	51,352,846	134,566,930	100,939,620

Ending balance	$233,953,247	$197,503,693	$233,953,247	$197,503,693

     Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Changes in accretable yield for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Beginning balance	$817,700,115	$708,172,196	$792,755,605	$665,791,369
Revenue recognized on purchased receivables	(68,700,736)	(51,352,846)	(134,566,930)	(100,939,620)
Additions due to purchases during the period	40,399,277	91,814,309	106,445,632	133,569,857
Reclassifications from nonaccretable difference	56,269,940	25,071,493	81,034,289	75,283,546

Ending balance	$845,668,596	$773,705,152	$845,668,596	$773,705,152

     Cash collections for the three months and six months ended June 30, 2005 and 2004 include collections from pools that are fully amortized of which 100% were reported as revenue. Components of revenue from fully amortized pools are as follows:

	Three months ended June 30,		Six months ended June 30,
Revenue from fully amortized pools:	2005	2004	2005	2004
Pools that amortized before 60 months	$9,700,422	$4,194,642	$17,413,407	$6,406,166
Pools that are 60 months or older	4,372,391	2,763,132	8,199,491	5,123,062
Pools under full cost recovery	885,291	424,968	1,474,182	1,017,396

Total revenue from fully amortized pools	$14,958,104	$7,382,742	$27,087,080	$12,546,624

     During the three months ended March 31, 2005 and the six months ended June 30, 2005, the Company recorded $700,000 and $1,698,000, respectively, of impairments related to its purchased receivables and set up an allowance for receivable losses. The impairments charge is included in revenue and the allowance reduced the carrying value of the purchased receivables portfolios. No impairments were recognized during 2004. Changes in the allowance for receivable losses for the year follows:

Impairments recorded:	Through June 30, 2005
Beginning balance	$—
1Q — 2005	700,000
2Q — 2005	1,698,000

Total	$2,398,000

  Finance Contract Receivables
     Finance contract revenues are recognized based on the accretion of the discount at which these contracts are financed over their respective terms. Unearned discounts on finance contract receivables were approximately $426,000 and $424,000 at June 30, 2005 and December 31, 2004, respectively. The fair value of finance contract receivables does not materially differ from their book value. Interest is recognized over the life of the contract. An allowance for doubtful accounts is established for estimated losses on accounts for which collection has been delayed or is in doubt. The allowance for doubtful accounts, which is netted against finance contract receivables on the consolidated statements of financial position, was approximately $113,000 and $106,000 at June 30, 2005 and December 31, 2004, respectively.
  Collections from Third Parties
     The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross cash collections paid to the third parties as a component of collection expense. The percent of gross cash collections from such third party relationships were 21.2% and 21.5% for the three months ended June 30, 2005 and 2004, and 21.3% and 20.2% for the six months ended June 30, 2005 and 2004, respectively.
  Property and Equipment
     Property and equipment is recorded at cost. Expenditures for repairs and maintenance are charged to operations as incurred. The Company records depreciation expense on a straight-line basis with lives ranging from three to ten years. Depreciation includes amortization of certain intangible assets which are being amortized over a period of five to seven years. Depreciation expense was $795,960 and $674,709 for the three months ended June 30, 2005 and 2004, respectively, and $1,582,107 and $1,345,344 for the six months ended June 30, 2005 and 2004, respectively.

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
  Earnings (Loss) Per Share and Pro Forma Loss Per Share
     Earnings (loss) per share reflect net income (loss) divided by the weighted-average number of shares outstanding. Diluted weighted average shares outstanding at June 30, 2005 included 29,542 dilutive shares related to outstanding stock options. Pro forma loss per share reflects pro forma loss, adjusted for pro forma income taxes, divided by weighted-average number of shares outstanding.
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

2. Related-Party Transactions
     On October 1, 2002, the Company borrowed $35.0 million from certain shareholders. Interest on this indebtedness of 10% per annum, compounded on June 30 and December 31 of each year. The Company recognized interest expense of $433,536 for the six months ended June 30, 2004. These notes were paid in full and cancelled during February 2004.
     In October 2004, certain related parties became 50% owners of RNJ Holdings, LLC, which is the owner of an aircraft held for charter by Jet Management, Inc. These related parties periodically use the aircraft for travel. To the extent the aircraft is used for business travel on our behalf, the Company will reimburse Jet Management, Inc. for the use of the aircraft without any profit to RNJ Holdings, LLC. During the first six months of 2005, the Company reimbursed Jet Management, Inc. $21,221 for use of the aircraft.
3. Line of Credit
     The Company maintains a $100.0 million line of credit secured by a first priority lien on all of the Company’s assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon the Company’s liquidity as defined in the credit agreement. Alternatively, at the Company’s discretion, the Company may borrow by entering into 30, 60 or 90 day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s line of credit includes an accordion loan feature that allows the Company to request a $20.0 million increase in the credit facility. Additionally, the Company pays an annual commitment fee of between 0.25% and 0.50% on the unused portion of the line of credit, depending on the Company’s liquidity. There was no outstanding balance at June 30, 2005 and December 31, 2004. The line of credit facility has certain covenants and restrictions with which the Company must comply, including:
•	Funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes.

•	Leverage ratio (as defined in the line of credit agreement) cannot exceed 1.5 to 1.0.

•	Debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 1.25 to 1.0.

•	Tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004 which required a balance of $167.0 million as of June 30, 2005.
     Management believes it is in compliance with all terms of its line of credit agreement as of June 30, 2005.
4. Property and Equipment
     Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	June 30, 2005	December 31, 2004
Computers and software	$8,568,688	$7,562,797
Furniture and fixtures	8,486,552	8,259,527
Leasehold improvements	1,831,484	1,810,998
Equipment under capital lease	533,026	483,421
Automobiles	136,525	136,525

Total property and equipment, cost	19,556,275	18,253,268
Less accumulated depreciation	(8,623,150)	(7,088,165)

Net property and equipment	$10,933,125	$11,165,103

5. Stock Based Compensation
     Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee awards granted, modified, or settled after January 1, 2004. Adoption of the fair value recognition provisions SFAS No. 123 did not have a material impact on our consolidated financial position, results of operations or cash flow.
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
  Stock Options
     As of June 30, 2005, the Company had issued options to purchase 234,504 shares of its common stock under the plan. These options have been granted to executives and directors of the Company. Options granted under the plan generally vest between one and four years from the grant date. However, when directors accept options in lieu of cash compensation, the options vest immediately. The related expense for the six months ended June 30, 2005 and 2004 of $385,457 and $74,520, respectively is included in administrative expenses. The following summarizes all stock option related transactions from January 1, 2004 through June 30, 2005.

	Options	Weighted-Average
	Outstanding	Exercise Price
January 1, 2004	—	—
Granted	117,220	$17.01

December 31, 2004	117,220	$17.01
Granted	117,284	$20.86
Cancelled	—	—

June 30, 2005	234,504	$18.93

     The following options information is as of June 30, 2005:

	Fair Value		Weighted-Average			Exercisable
	of Option	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Price	Granted	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$15.00	$4.84	45,000	8.60	$15.00	22,500	$15.00
$18.50	$5.90	30,000	8.67	$18.50	15,000	$18.50
$19.48	$6.57	3,850	8.88	$19.48	3,850	$19.48
$17.85	$5.84	4,200	9.13	$17.85	4,200	$17.85
$17.97	$8.48	30,000	9.50	$17.97	—	—
$17.99	$8.47	4,170	9.50	$17.99	4,170	$17.99
$19.87	$8.97	3,775	9.81	$19.87	3,775	$19.87
$18.89	$8.56	30,000	9.81	$18.89	—	—
$18.89	$8.56	25,000	9.81	$18.89	—	—
$19.48	$11.68	9,685	9.88	$19.48	4,843	$19.48
$23.42	$10.56	45,624	9.88	$23.42	—	—
$23.42	$10.56	3,200	9.88	$23.42	3,200	$23.42

Total / Average		234,504	9.37	$18.93	61,538	$17.62

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

Options issue year:	2005	2004
Weighted-average fair value of options granted	$9.66	$6.26
Expected Volatility	46.00%	30.00%
Risk-free interest rate	3.82%—3.97%	2.98%—3.93%
Expected dividend yield	0.00%	0.00%
Expected life	5 Years	5 Years

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
6. Litigation Contingencies
     The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of June 30, 2005 and does not believe exposure to be material.
7. Income Taxes
     Income taxes for the six months ended June 30, 2004 included a deferred tax charge of $19.3 million resulting from RBR Holding Corp. relinquishing its S corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004.
     Income taxes for the six months ended June 30, 2004 (excluding the deferred tax charge related to RBR Holding Corp.) reflected income tax expense on 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was structured as a S corporation under the Internal Revenue Code and, therefore, taxable income was included on the shareholders’ individual tax returns. Income taxes during the period February 5, 2004 through June 30, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the reorganization that occurred on February 4, 2004 related to the IPO.
     Components of income tax expense are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Income taxes consist of:
Federal actual	$480,000	$—	$850,000	$—
State actual	481,250	(3,371)	812,519	8,187
Federal deferred — net	8,733,146	6,419,865	16,803,994	13,799,301
State deferred — net	315,771	403,687	515,160	794,866

Total	$10,010,167	$6,820,181	$18,981,673	$14,602,354

     Tax expense differs from the application of statutory rates to pretax income. The reconciliation of income tax expense and the statutory rates is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Federal taxes at statutory rate	$9,213,146	$6,419,865	$17,653,994	$(3,491,660)
S corporation benefit — federal	—	—	—	(825,193)
S corporation benefit — state	—	—	—	(51,869)
Deferred tax charge — federal	—	—	—	18,116,154
Deferred tax charge — state	—	—	—	1,190,490
State income taxes, net of federal tax benefit	797,021	400,316	1,327,679	(335,568)

Effective income taxes	$10,010,167	$6,820,181	$18,981,673	$14,602,354

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
     For the first six months of 2005, cash collections increased 24.5% to $165.3 million. Revenues for the first six months of 2005 were $134.8 million, a 33.2% increase over the prior year. Net income was $31.5 million for the first six months of 2005, compared to a net loss of $24.6 million for the same period in 2004. Net loss for the first six months of 2004 included a $45.7 million compensation and related payroll charge ($28.7 million on an after-tax basis) for the vesting of outstanding share appreciation rights and a deferred tax charge of $19.3 million.
     For the first six months of 2005, we invested $49.4 million in charged-off consumer receivable portfolios, with an aggregate face value of $2.2 billion, or 2.26% of face value. We have seen prices for charged-off accounts receivable portfolios increase over the past 12 to 18 months and believe prices to be relatively high at the current time. We believe we have seen some indications that prices are stabilizing during the first half of 2005, however we cannot give any assurances that prices will not increase in the future. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.
     We regularly utilize unaffiliated third parties, primarily attorneys and other collection agencies, to collect certain account balances on our behalf. The percent of gross collections from such third parties increased from 20.2% for the six months ended June 30, 2004 to 21.3% for the six months ended June 30, 2005. The increase is primarily due to increased legal activity in states that we are not located in, as well as a slight increase in the use of third party collection agencies.
Forward Looking Statements
     This report contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. These statements may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss in our annual report on Form 10-K for the year ended December 31, 2004 in the section titled “Forward Looking Statements and Risk Factors” and elsewhere in this report.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include the following:
•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	our ability to recover sufficient amounts on our charged-off receivable portfolios;

•	our ability to hire and retain qualified personnel;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	our ability to make reasonable estimates of the timing and amount of future cash receipts for purposes of recording purchased receivable revenues in accordance with Accounting Standards Executive Committee Practice Bulletin 6 as well as the Accounting Standards Executive Committee Statement of Position 03-3;

•	changes in, or failure to comply with, governmental regulations, including our ability to timely comply with Section 404 of the Sarbanes-Oxley Act and the costs related to compliance;

•	the costs and uncertainties related to compliance with Internal Revenue Code Section 6050P and the related Treasury Regulations and the issuance of 1099-C information returns;

•	our ability to maintain existing, and secure additional financing on acceptable terms;

•	the loss of any of our executive officers or other key personnel;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	our ability to successfully expand our businesses and train and integrate new collectors;

•	the temporary or permanent loss of our computer or telecommunications systems, as well as our ability to respond to changes in technology and increased competition; and

•	other unanticipated events and conditions that may hinder our ability to compete.
Significant Events During the Six Months Ended June 30, 2005
     On April 21, 2005, we completed a secondary public offering of 5,750,000 shares of our common stock at $18.89 per share, including an over-allotment option which was exercised in full. All of these shares were sold by selling stockholders, which included members of management and other holders, and none of the shares were sold by us. The selling stockholders received all of the net proceeds from the sale of the shares. Pursuant to the registration rights agreement between the Company and certain of the selling stockholders, the Company paid approximately $500,000 of the expenses related to the secondary offering and currently maintains an accrual of $50,000 for any additional expenses that may be incurred. In addition, certain of the selling stockholders, pursuant to the registration rights agreement, retain the right to request three additional registrations of specified shares, in which case we will be required to bear such offering expenses in the quarter in which any future offering occurs.

Results of Operations
     The following table sets forth selected statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated.

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Revenues
Purchased receivable revenues	99.8%	99.7%	99.8%	99.7%	81.0%	76.0%	81.4%	76.0%
Loss on sale of purchased receivables	(0.0)	0.0	(0.0)	0.0	(0.0)	0.0	(0.0)	0.0
Finance contract revenues	0.2	0.3	0.2	0.3	0.1	0.2	0.2	0.3

Total revenues	100.0	100.0	100.0	100.0	81.1	76.2	81.6	76.3

Expenses
Salaries and benefits	27.7	32.0	27.9	76.9 (1)	22.5	24.4	22.7	58.7 (1)
Collections expense	27.4	24.8	27.6	24.8	22.2	18.9	22.6	18.9
Occupancy	3.0	2.8	3.1	2.8	2.4	2.1	2.5	2.1
Administrative	2.5	2.6	2.7	2.6	2.0	2.0	2.2	2.0
Depreciation and amortization	1.2	1.4	1.2	1.5	1.0	1.1	1.0	1.1
Loss on disposal of equipment	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Total operating expenses	61.8	63.6	62.5	108.6 (1)	50.1	48.5	51.0	82.8 (1)

Income (loss) from operations	38.2	36.4	37.5	(8.6)	31.0	27.7	30.6	(6.5)
Other income (expense)
Interest income	0.3	0.0	0.1	0.0	0.2	0.0	0.1	0.0
Interest expense	(0.2)	(0.7)	(0.2)	(1.3)	(0.2)	(0.5)	(0.2)	(1.0)
Other	(0.0)	0.0	(0.0)	0.0	0.0	0.0	0.0	0.0

Income (loss) before income taxes	38.3	35.7	37.4	(9.9)	31.0	27.2	30.5	(7.5)
Income taxes	14.6	13.2	14.1	14.4	11.8	10.1	11.5	11.0

Net Income (loss)	23.7%	22.5%	23.3%	(24.3)%	19.2%	17.1%	19.0%	(18.5)%

Pro forma income taxes				(3.7)%				(2.8)%
Pro forma net loss				(6.2)%				(4.7)%

(1)	Excluding the $45.7 million compensation and related payroll tax charge, salaries and benefits were 31.8% and 24.3% of revenues and collections, respectively and total operating expenses were 63.5% and 48.4% of revenues and collections, respectively, for the six months ended June 30, 2004. See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 — Operating Expenses”.
  Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004
  Revenue
     Total revenues were $68.8 million for the three months ended June 30, 2005, an increase of $17.3 million, or 33.6%, over total revenues of $51.5 million for the three months ended June 30, 2004. Purchased receivable revenues were $68.7 million for the three months ended June 30, 2005, an increase of $17.3 million, or 33.8%, over the $51.4 million for the same period in 2004. The increase in revenues was due primarily to an increase in the average outstanding balance of purchased receivables. Cash collections on charged-off consumer receivables increased 25.6% to $84.9 million for the three months ended June 30, 2005 from $67.6 million for the same period in 2004. Cash collections for the three months ended June 30, 2005 and 2004 include collections from fully amortized portfolios of $15.0 million and $7.4 million, respectively, of which 100% were reported as revenue.
     Revenue reflects impairments recognized during the three months ended June 30, 2005 of $1.7 million. The impairments were recognized under Practice Bulletin 6 (“PB 6”), as amended by Statement of Position 03-3 (“SOP 03-3”), which requires that an impairment be taken for decreases in expected cash flows. During the three months ended June 30, 2004, we accounted for our purchased receivable portfolios under the provisions of PB 6, which required lowering of yields for decreases in expected cash flows and therefore no impairments were recognized.

     During the three months ended June 30, 2005, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $1.1 billion at a cost of $16.4 million, or 1.51% of face value, net of buybacks. Included in these purchase totals were nine portfolios with an aggregate face value of $80.9 million at a cost of $3.0 million, or 3.72% of face value, which were acquired through three forward flow contracts. During the three months ended June 30, 2004, we acquired charged-off consumer receivables portfolios with an aggregate face value of $2.0 billion at a cost of $32.7 million, or 1.64% of face value (adjusted for buybacks through June 30, 2005). Included in these purchase totals were eight portfolios with an aggregate face value of $54.3 million at a cost of $1.6 million, or 2.98% of face value, which were acquired through three forward flow contracts. From period to period we may buy paper of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.
  Operating Expenses
     Total operating expenses were $42.5 million for the three months ended June 30, 2005, an increase of $9.7 million, or 29.7%, compared to total operating expenses of $32.8 million for the three months ended June 30, 2004. Total operating expenses were 61.8% of total revenues and 50.1% of cash collections for the three months ended June 30, 2005, compared with 63.6% and 48.5%, respectively, for the same period in 2004.
     Salaries and Benefits. Salary and benefit expenses were $19.1 million for the three months ended June 30, 2005, an increase of $2.6 million, or 15.8%, compared to salary and benefit expenses of $16.5 million for the three months ended June 30, 2004. Salary and benefit expenses were 27.7% of total revenue and 22.5% of cash collections for the three months ended June 30, 2005, compared with 32.0% and 24.4%, respectively, for the same period in 2004.
     The dollar increase over the prior year was primarily due to an increase in total employees which grew to 1,862 at June 30, 2005 from 1,608 at June 30, 2004, in response to the growth in the number of our portfolios of charged-off consumer receivables. The decrease in salary and benefits expenses, as a percent of cash collections, was primarily due to improved benefit costs and overall increased collection efficiencies. The overall gains in collection efficiency from our legal and forwarding areas were partially offset by decreases in traditional call center collections efficiency. Traditional call center collections per full-time equivalent collection employee decreased to $41,987 for the three months ended June 30, 2005, compared to $42,013 for the same period in 2004. This decrease is primarily due to a decrease in productivity for collectors with less than a year of experience as productivity for collectors with more than one year of experience increased compared to the same period in 2004. Average full-time equivalent collection employees increased to 1,054 for the three months ended June 30, 2005 from 917 during the same period in 2004.
     Collections Expense. Collections expense increased to $18.8 million for the three months ended June 30, 2005, reflecting an increase of $6.0 million, or 47.5%, over collections expense of $12.8 million for the three months ended June 30, 2004. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense increased to 22.2% of cash collections for the three months ended June 30, 2005 from 18.9% of cash collections for the three months ended June 30, 2004. This increase was primarily due to increases in amounts spent for collection letters as well as increased legal expenses. The increase in the collection letters expense was primarily due to collection strategies that focused on stimulating payments through letter campaigns and an increase in the number of accounts owned and actively pursued. The increase in legal expense was due to an increase in the number of accounts for which legal action has been initiated.
     Occupancy. Occupancy expense was $2.0 million for the three months ended June 30, 2005, an increase of $0.6 million, or 43.0%, over occupancy expense of $1.4 million for the three months ended June 30, 2004. The increase was primarily attributable to the relocation of our headquarters to a larger facility in Warren, Michigan in November 2004.
     Administrative. Administrative expenses increased to $1.7 million for the three months ended June 30, 2005, from $1.4 million for the three months ended June 30, 2004, reflecting a $0.3 million, or 27.2%, increase. The increase in administrative expenses was principally due to costs related to the secondary offering and increased director fees and expenses.
     Depreciation. Depreciation expense was $0.8 million for the three months ended June 30, 2005, an increase of $0.1 million or 14.4% over depreciation expense of $0.7 million for the three months ended June 30, 2004. The increase was due to capital expenditures during 2005 and 2004, which were required to support the increased number of accounts serviced by us and the purchase of furniture and technology equipment in our new and expanded facilities.
     Interest Income. Interest income was $0.2 million for the three months ended June 30, 2005, reflecting an increase of $0.2 million over the prior year. The increase was due primarily to interest received related to our increased cash position over the prior year.
     Interest Expense. Interest expense was $0.1 million for the three months ended June 30, 2005, reflecting a decrease of $0.2 million, or 58.3%, compared to interest expense of $0.3 million for the three months ended June 30, 2004. The decrease in interest expense was due to lower average borrowings on our line of credit, which decreased from $17.1 million as of June 30, 2004 to zero in 2005. The reduction in our average borrowings was due to cash generated from operations. Interest expense includes the amortization of capitalized bank fees of $54,982 and $71,256 for the three months ended June 30, 2005 and 2004, respectively.
     Income Taxes. Income tax expense of $10.0 million reflects normal tax rates of 35.0% for federal taxes and 2.3% for state taxes (net of federal tax benefit) for the three months ended June 30, 2005. The state tax rate was increased 0.1% during the second quarter of 2005 and therefore the three-month period ended June 30, 2005 reflects the cumulative adjustment in this rate and the impact of this change on the deferred tax liability. The increase of 0.1% was due to changing apportionment percentages among the various states. Tax rates of 35% federal and 2.2% for state (net of federal tax benefit) were applicable for the three months ended June 30, 2004. Income tax expense increased $3.2 million, or 46.8% over income tax expense of $6.8 million for the three months ended June 30, 2004. The increase in tax expense was due to an increase in pre tax financial statement income which was $26.3 million for the three months ended June 30, 2005, compared to $18.4 million for the same period in 2004.
  Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004
  Revenue
     Total revenues were $134.8 million for the six months ended June 30, 2005, an increase of $33.5 million, or 33.2%, over total revenues of $101.3 million for the six months ended June 30, 2004. Purchased receivable revenues were $134.6 million for the six months ended June 30, 2005, an increase of $33.7 million, or 33.3%, over the six months ended June 30, 2004 amount of $100.9 million. The increase in revenues was due primarily to an increase in the average outstanding balance of purchased receivables. Cash collections on charged-off consumer receivables increased 24.5% to $165.3 million for the six months ended June 30, 2005 from $132.8 million for the same period in 2004. Cash collections for the six months ended June 30, 2005 and 2004 include collections from fully amortized portfolios of $27.1 million and $12.5 million, respectively, of which 100% were reported as revenue.
     Revenue reflects impairments recognized during the six months ended June 30, 2005 of $2.4 million. The impairments were recognized under Practice Bulletin 6 (“PB 6”), as amended by SOP 03-3, which requires that an impairment be taken for decreases in expected cash flows. During the six months ended June 30, 2004, we accounted for our purchased receivable portfolios under the provisions of PB 6, which required lowering of yields for decreases in expected cash flows and therefore no impairments were recognized.
     During the six months ended June 30, 2005, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $2.2 billion at a cost of $49.4 million, or 2.26% of face value, net of buybacks. Included in these purchase totals were 19 portfolios with an aggregate face value of $169.1 million at a cost of $6.2 million, or 3.64% of face value, which were acquired through four forward flow contracts. During the six months ended June 30, 2004, we acquired charged-off consumer receivables portfolios with an aggregate face value of $2.5 billion at a cost of $44.7 million, or 1.80% of face value (adjusted for buybacks through June 30, 2005). Included in these purchase totals were 10 portfolios with an aggregate face value of $134.1 million at a cost of $4.0 million, or 2.98% of face value, which were acquired through three forward flow contracts. From period to period we may buy paper of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next. The increase in our cost as a percent of face value to 2.26% for the six months ended June 30, 2005 from 1.80% for the same period in 2004, is primarily due to an increase in the amount of primary (newer) accounts purchased, because newer accounts generally demand a slightly higher purchase price than older accounts. Primary accounts made up 19.2% of our purchases in the six months ended June 30, 2005 compared to only 12.6% for the same period in 2004.
  Operating Expenses
     Total operating expenses were $84.3 million for the six months ended June 30, 2005, a decrease of $25.6 million, or 23.3%, compared to total operating expenses of $109.9 million for the six months ended June 30, 2004. Total operating expenses were 62.5% of total revenues and 51.0% of cash collections for the six months ended June 30, 2005, compared with 108.6% and 82.8%, respectively, for the same period in 2004. Operating expenses for the six months ended June 30, 2004 include a $45.0 million compensation charge and a $0.7 million payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering.
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
     Excluding the $45.7 million compensation and related payroll tax charge in 2004, total operating expenses of $84.3 million for the six months ended June 30, 2005 increased $20.0 million, or 31.2% from the $64.3 million in operating expenses for the same period in 2004. Operating expenses were 62.5% of total revenues and 51.0% of cash collections for the three months ended June 30, 2005, compared with 63.5% and 48.4%, respectively, for the same period in 2004. The increase as a percent of cash collections was primarily due to an increase in collection expenses partially offset by a reduction in salaries and benefits expenses.
     Salaries and Benefits. Salary and benefit expenses were $37.6 million for the six months ended June 30, 2005, a decrease of $40.3 million, or 51.7%, compared to salary and benefit expenses of $77.9 million for the six months ended June 30, 2004. Salary and benefit expenses were 27.9% of total revenue and 22.8% of cash collections for the six months ended June 30, 2005, compared with 76.9% and 58.7%, respectively, for the same period in 2004. Salary and benefit expenses decreased primarily due to the $45.7 million compensation and related payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering.
     Excluding the $45.7 million compensation and related payroll tax charge in 2004, salary and benefit expenses of $37.6 million for the six months ended June 30, 2005 increased $5.4 million, or 16.8% from the $32.2 million in salary and benefit expenses for the same period in 2004. The increase over the prior year was primarily due to an increase in total employees which grew to 1,862 at June 30, 2005 from 1,608 at June 30, 2004, in response to the growth in the number of our portfolios of charged-off consumer receivables. Salary and benefit expenses, excluding the $45.7 million compensation and related payroll tax charge, decreased to 27.9% of total revenues and 22.8% of cash collections for the six months ended June 30, 2005 from 31.8% of total revenue and 24.3% of cash collections for the same period in 2004. The decrease in salary and benefits expenses, as adjusted, as a percent of cash collections was primarily due to improved benefit costs and increased overall collection efficiencies. The overall gains in collection efficiency from our legal and forwarding areas were partially offset by decreases in traditional call center collections efficiency. Traditional call center collections per full-time equivalent collection employee decreased to $86,455 for the six months ended June 30, 2005, compared to $89,327 for the same period in 2004. This decrease is primarily due to a decrease in productivity for collectors with less than a year of experience as productivity for collectors with more than one year of experience increased compared to the same period in 2004. Average full-time equivalent collection employees increased to 1,027 for the six months ended June 30, 2005 from 890 during the same period in 2004.
     Collections Expense. Collections expense increased to $37.3 million for the six months ended June 30, 2005, reflecting an increase of $12.2 million, or 48.7%, over collections expense of $25.1 million for the six months ended June 30, 2004. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense increased to 22.6% of cash collections for the six months ended June 30, 2005 from 18.9% of cash collections for the six months ended June 30, 2004. This increase was primarily due to increases in amounts spent for collection letters as well as increased legal expenses. The increase in the collection letters expense was primarily due to collection strategies that focused on stimulating payments through letter campaigns and an increase in the number of accounts owned and actively pursued. The increase in legal expense was due to an increase in the number of accounts for which legal action has been initiated.
     Occupancy. Occupancy expense was $4.1 million for the six months ended June 30, 2005, an increase of $1.3 million, or 47.0%, over occupancy expense of $2.8 million for the six months ended June 30, 2004. The increase was primarily attributable to the relocation of our headquarters to a larger facility in Warren, Michigan in November 2004.
     Administrative. Administrative expenses increased to $3.6 million for the six months ended June 30, 2005, from $2.6 million for the six months ended June 30, 2004, reflecting a $1.0 million, or 36.4%, increase. The increase in administrative expenses was principally due to costs related to the secondary offering and increased director fees and expenses.

     Depreciation. Depreciation expense was $1.7 million for the six months ended June 30, 2005, an increase of $0.2 million or 15.2% over depreciation expense of $1.5 million for the six months ended June 30, 2004. The increase was due to capital expenditures during 2005 and 2004, which were required to support the increased number of accounts serviced by us and the purchase of furniture and technology equipment in our new and expanded facilities.
     Interest Income. Interest income was $0.2 million for the six months ended June 30, 2005, reflecting an increase of $0.2 million over the prior year. The increase was due primarily to interest received related to our increased cash position over the prior year.
     Interest Expense. Interest expense was $0.3 million for the six months ended June 30, 2005, reflecting a decrease of $1.0 million, or 79.0%, compared to interest expense of $1.3 million for the six months ended June 30, 2004. During February 2004, we paid in full a related party debt of $40.0 million, which resulted in a reduction in interest expense of $0.4 million during the six months ended June 30, 2005 from the same period in the prior year. Additionally, the decrease in interest expense was due to lower average borrowings on our line of credit, which decreased to $0.3 million for the six months ended June 30, 2005 from $29.8 million for the same period in 2004. The reduction in our average borrowings was due to repayment of $37.7 million of debt from the proceeds of the initial public offering and cash generated from operations. Interest expense includes the amortization of capitalized bank fees of $104,318 and $141,163 for the six months ended June 30, 2005 and 2004, respectively.
     Income Taxes. Income tax expense of $19.0 million reflects normal tax rates of 35.0% for federal taxes and 2.3% for state taxes (net of federal tax benefit) for the six months ended June 30, 2005. The state tax rate was increased 0.1% during the second quarter of 2005 and therefore the six-month period ended June 30, 2005 reflects the cumulative adjustment in this rate and the impact of this change on the deferred tax liability. The increase of 0.1% was due to changing apportionment percentages among the various states. Tax rates of 35% federal and 2.2% for state (net of federal tax benefit) were applicable for the six months ended June 30, 2004. Income taxes for the six months ended June 30, 2004 (excluding the deferred tax charge related to RBR Holding Corp.) reflected income tax expense on 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as a S corporation under the Internal Revenue Code and, therefore, taxable income was included on the shareholders’ individual tax returns. Income taxes during the period February 5, 2004 through June 30, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the reorganization.

Supplemental Performance Data
  Portfolio Performance
     The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since 1990 through June 30, 2005.

						Total Estimated
			Cash Collections	Estimated	Total	Collections as a
	Number of	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Portfolios	Price (1)	Sales (2)	Collections	Collections	Purchase Price (2)
	(dollars in thousands)
1990	9	$638	$3,115	$—	$3,115	488%
1991	12	280	1,461	—	1,461	522
1992	29	309	2,910	—	2,910	942
1993	30	790	7,847	—	7,847	993
1994	36	1,427	6,853	—	6,853	480
1995	53	1,519	7,779	43	7,822	515
1996	46	3,844	16,861	513	17,374	452
1997	45	4,345	27,608	1,618	29,226	673
1998	61	16,412	75,818	8,250	84,068	512
1999	51	12,925	53,650	10,101	63,751	493
2000	49	20,596	100,521	30,357	130,878	635
2001	62	43,133	187,600	87,147	274,747	637
2002	94	72,294	202,235	176,696	378,931	524
2003	76	87,323	181,748	314,296	496,044	568
2004	106	88,166	58,987	305,380	364,367	413
2005 (3)	50	49,380	5,842	145,220	151,062	306

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios which occurred at the time of purchase.

(3)	Includes only six months of activity through June 30, 2005.

     The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of June 30, 2005.

			Unamortized	Unamortized
	Unamortized		Balance as a	Balance as a
	Balance as of	Purchase	Percentage of	Percentage of
Purchase Period	June 30, 2005	Price (1)	Purchase Price (2)	Total
	(dollars in thousands)
2000	$400	$20,596	1.94%	0.17%
2001	8,432	43,133	19.55	3.60
2002	34,636	72,294	47.91	14.81
2003	58,436	87,323	66.92	24.98
2004	80,508	88,166	91.31	34.41
2005 (3)	51,541	49,380	104.38	22.03

Totals	$233,953	$360,892	64.83%	100.00%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios which occurred at the time of purchase.

(3)	Includes only six months of activity through June 30, 2005.
  Collector Productivity
     We measure traditional call center collector productivity by two major categories, those with less then one year of experience and those with one or more years of experience. The following tables display our results.
Collectors by Experience

	Year ended December 31,		Three months ended June 30,		Six months ended June 30,
Number of collectors:	2003	2004	2004	2005	2004	2005
One year or more (1)	322	472	468	513	449	510
Less than one year (2)	478	436	449	541	441	517

Total	800	908	917	1,054	890	1,027

(1)	Based on number of traditional call center Full Time Equivalent (“FTE”) collectors with one or more years of service.

(2)	Based on number of traditional call center FTE collectors with less than one year of service, including new employees in training.
Collection Averages by Experience

	Year ended December 31,		Three months ended June 30,		Six months ended June 30,
Collection Averages:	2003	2004	2004	2005	2004	2005
One year or more (1)	$171,506	$195,094	$49,290	$51,856	$101,907	$107,547
Less than one year (2)	135,792	140,157	34,415	32,634	76,576	65,653
Overall Average	150,178	168,708	42,013	41,987	89,327	86,455

(1)	Based on number of traditional call center FTE collectors with one or more years of service.

(2)	Based on number of traditional call center FTE collectors with less than one year of service, including new employees in training.

  Cash Collections
     The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.
Historical Collections (1)

													Six Months
													Ended
Purchase	Purchase	Year Ended December 31,											June 30,
Period	Price(2)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
							(dollars in thousands)
Pre-1994		$3,067	$2,540	$1,788	$1,285	$834	$649	$555	$437	$302	$323	$243	$143
1994	$1,427	345	1,763	1,430	1,005	647	457	357	258	176	188	126	67
1995	1,519	—	388	1,566	1,659	1,118	786	708	472	343	278	227	118
1996	3,844	—	—	827	3,764	3,085	2,601	2,098	1,440	1,041	816	687	348
1997	4,345	—	—	—	1,682	4,919	5,573	5,017	3,563	2,681	1,784	1,526	754
1998	16,412	—	—	—	—	4,835	15,220	15,045	12,962	11,021	7,987	5,582	2,587
1999	12,925	—	—	—	—	—	3,761	11,331	10,862	9,750	8,278	6,675	2,745
2000	20,596	—	—	—	—	—	—	8,895	23,444	22,559	20,318	17,196	7,632
2001	43,133	—	—	—	—	—	—	—	17,630	50,327	50,967	45,713	21,890
2002	72,294	—	—	—	—	—	—	—	—	22,340	70,813	72,024	36,562
2003	87,323	—	—	—	—	—	—	—	—	—	36,067	94,564	50,951
2004	88,166	—	—	—	—	—	—	—	—	—	—	23,365	35,622
2005	49,380	—	—	—	—	—	—	—	—	—	—	—	5,842

Total		$3,412	$4,691	$5,611	$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,819	$267,928	$165,261

Cumulative Collections (1)

													Total
													Through
Purchase	Purchase	Total Through December 31,											June 30,
Period	Price(2)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
							(dollars in thousands)
1994	$1,427	$345	$2,108	$3,538	$4,543	$5,190	$5,647	$6,004	$6,262	$6,438	$6,626	$6,752	$6,819
1995	1,519	—	388	1,954	3,613	4,731	5,517	6,225	6,697	7,040	7,318	7,545	7,663
1996	3,844	—	—	827	4,591	7,676	10,277	12,375	13,815	14,856	15,672	16,359	16,707
1997	4,345	—	—	—	1,682	6,601	12,174	17,191	20,754	23,435	25,219	26,745	27,499
1998	16,412	—	—	—	—	4,835	20,055	35,100	48,062	59,083	67,070	72,652	75,239
1999	12,925	—	—	—	—	—	3,761	15,092	25,954	35,704	43,982	50,657	53,402
2000	20,596	—	—	—	—	—	—	8,895	32,339	54,898	75,216	92,412	100,044
2001	43,133	—	—	—	—	—	—	—	17,630	67,957	118,924	164,637	186,527
2002	72,294	—	—	—	—	—	—	—	—	22,340	93,153	165,177	201,739
2003	87,323	—	—	—	—	—	—	—	—	—	36,067	130,631	181,582
2004	88,166	—	—	—	—	—	—	—	—	—	—	23,365	58,987
2005	49,380	—	—	—	—	—	—	—	—	—	—	—	5,842
Cumulative Collections as Percentage of Purchase Price (1)

													Total
													Through
Purchase	Purchase	Total Through December 31,											June 30,
Period	Price(2)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
1994	$1,427	24%	148%	248%	318%	364%	396%	421%	439%	451%	464%	473%	478%
1995	1,519	—	26	129	238	311	363	410	441	463	482	497	504
1996	3,844	—	—	22	119	200	267	322	359	386	408	426	435
1997	4,345	—	—	—	39	152	280	396	478	539	580	616	633
1998	16,412	—	—	—	—	29	122	214	293	360	409	443	458
1999	12,925	—	—	—	—	—	29	117	201	276	340	392	413
2000	20,596	—	—	—	—	—	—	43	157	266	365	449	486
2001	43,133	—	—	—	—	—	—	—	41	158	276	382	432
2002	72,294	—	—	—	—	—	—	—	—	31	129	228	279
2003	87,323	—	—	—	—	—	—	—	—	—	41	149	208
2004	88,166	—	—	—	—	—	—	—	—	—	—	26	67
2005	49,380	—	—	—	—	—	—	—	—	—	—	—	12

(1)	Does not include proceeds from sales of any receivables.

(2)	Purchase amount refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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
     Below is a chart that illustrates our quarterly collections for years 2001 through June 30, 2005.
Total Cash Collections

Quarter	2001	2002	2003	2004	2005
First	$15,592,577	$27,297,721	$44,017,730	$65,196,055	$80,397,640
Second	17,661,537	30,475,078	51,190,533	67,566,031	84,862,856
Third	17,766,800	29,337,914	48,622,829	66,825,822	—
Fourth	20,046,733	33,429,419	53,988,333	68,339,797	—
     Below is a table that illustrates the percentages by source of our total collections:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Traditional collections	52.15%	57.00%	53.74%	59.90%
Legal collections	36.49	31.65	34.43	29.03
Other collections	11.36	11.35	11.83	11.07

Total collections	100.00%	100.00%	100.00%	100.00%

     The following chart categorizes our purchased receivables portfolios acquired during January 1, 1990 through June 30, 2005, into major asset types, as of June 30, 2005.

	Face Value of
	Charged-off		No. of
Asset Type	Receivables (2)%		Accounts	%
Visa(R)/MasterCard(R)/Discover(R)	$9,079,716,329	43.4%	4,004,058	19.7%
Private Label Credit Cards	3,042,396,474	14.5	4,569,402	22.5
Telecommunications/Utility/Gas	2,164,398,458	10.4	5,215,062	25.6
Auto Deficiency	1,389,853,769	6.6	249,019	1.2
Health Club	1,330,834,959	6.4	1,374,922	6.8
Installment loans	651,382,190	3.1	209,599	1.0
Other (1)	3,268,071,358	15.6	4,719,513	23.2

Total	$20,926,653,537	100.0%	20,341,575	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
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
     The following chart categorizes our purchased receivables portfolios acquired during January 1, 1990 through June 30, 2005 into major account types as of June 30, 2005.

	Face Value of
	Charged-off		No. of
Account Type	Receivables (2)%		Accounts	%
Fresh	$1,029,429,534	4.9%	418,539	2.1%
Primary	3,779,461,124	18.1	2,527,636	12.4
Secondary	3,639,874,357	17.4	3,606,323	17.7
Tertiary (1)	11,205,811,974	53.5	13,122,753	64.5
Other	1,272,076,548	6.1	666,324	3.3

Total	$20,926,653,537	100.0%	20,341,575	100.0%

(1)	This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
     We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivables portfolios acquired during January 1, 1990 through June 30, 2005 based on geographic location of debtor, as of June 30, 2005.

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables (3)%		Accounts	%
Texas (1)	$2,890,225,168	13.8%	2,544,607	12.5%
California	2,371,125,273	11.3	2,642,683	13.0
Florida (1)	1,971,018,435	9.4	1,397,207	6.9
Michigan (1)	1,527,772,095	7.3	1,806,806	8.9
New York	1,233,051,576	5.9	1,062,309	5.2
Ohio (1)	1,204,751,876	5.8	1,402,165	6.9
Illinois (1)	961,831,977	4.6	1,213,977	6.0
Pennsylvania	636,672,710	3.0	556,792	2.7
North Carolina	587,734,502	2.8	464,215	2.3
Georgia	532,696,167	2.6	454,418	2.2
Other (2)	7,009,773,758	33.5	6,796,396	33.4

Total	$20,926,653,537	100.0%	20,341,575	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
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
  Borrowings
     We maintain a $100.0 million line of credit secured by a first priority lien on all of our assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon our liquidity, as defined in the credit agreement. Alternately, at our discretion, we may borrow by entering into 30, 60 or 90 day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our line of credit includes an accordion loan feature that allows us to request a $20.0 million increase in the credit facility. The line of credit has certain covenants and restrictions that we must comply with, which, as of June 30, 2005, we believe we were in compliance with, including:
•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes;

•	leverage ratio (as defined in the line of credit agreement) cannot exceed 1.5 to 1.0;

•	debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004 which required a balance of $167.0 million as of June 30, 2005.
     During February 2004, we used $37.7 million of the proceeds from our initial public offering to reduce the outstanding amount on our line of credit. There was no outstanding balance on our line of credit at June 30, 2005.
     At December 31, 2003, we had a note payable outstanding to a related party totaling $39.6 million including principal and accrued interest. During February 2004, we used $40.0 million of the proceeds from our initial public offering to pay our related party debt in full.
  Cash Flows
     The majority of our purchases have been funded with internal cash flow. For the six months ended June 30, 2005, we invested $48.2 million in purchased receivables, net of buybacks, while only borrowing $6.5 million against our line of credit, which was subsequently repaid and had no outstanding balance as of June 30, 2005. Our cash balance has increased from $14.2 million at December 31, 2004 to $45.8 million as of June 30, 2005.
     Our operating activities provided cash of $52.9 million and $18.2 million for the six months ended June 30, 2005 and 2004, respectively. Cash provided by operating activities for the six months ended June 30, 2005 was generated primarily from net income earned through cash collections net of impairments. Cash provided by operating activities for the six months ended June 30, 2004 was reduced by a $19.0 million cash payment of withholding taxes and employer taxes related to the share appreciation rights.
     Investing activities used cash of $21.2 million and $14.7 million for the six months ended June 30, 2005 and 2004, respectively. Cash used for investing purposes in the six months ended June 30, 2005 and 2004 was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal.
     Financing activities used cash of $79,432 for the six months ended June 30, 2005 and provided cash of $150,184 for the same period in 2004. Cash used by financing activities for the first six months of 2005 was due to repayments on capital lease obligations. Cash provided by financing activities in the first six months of 2004 was primarily due to proceeds from our initial public offering and borrowings on our line of credit offset by repayments on our line of credit and the repayment of our related party notes payable.
     Cash paid for interest was $94,861 and $1.2 million for the six months ended June 30, 2005 and 2004, respectively. Cash paid for interest in the six months ended June 30, 2005 was related to the line of credit. Cash paid for interest in the six months ended June 30, 2004 consisted of $0.8 million for the line of credit and $0.4 million paid for the related party debt.
     Cash received for income taxes for the six months ended June 30, 2005 was due to a refund from an overpayment of estimated taxes that was made during the fourth quarter of 2004, partially offset by tax payments made in the first half of 2005.
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

Future Contractual Cash Obligations
     The following table summarizes our future contractual cash obligations as of June 30, 2005:

	Year Ending December 31,
	2005	2006	2007	2008(1)	2009	Thereafter
Capital lease obligations	$84,764	$129,173	$54,682	$10,914	$—	$—
Operating lease obligations	2,680,065	6,110,747	5,871,854	4,945,812	4,130,472	15,300,075
Purchased receivables (2)	—	—	—	—	—	—
Line of credit (1)	—	—	—	—	—	—
Employment agreements	408,750	500,000	—	—	—	—

Total	$3,173,579	$6,739,920	$5,926,536	$4,956,726	$4,130,472	$15,300,075

(1)	To the extent that a balance is outstanding on our line of credit, it would be due in May 2008. There was no outstanding balance on our line of credit as of June 30, 2005.

(2)	During 2004, we entered into five forward flow contracts that commit us to purchase receivables for a fixed percentage of the face amount of the receivables. Three of the contracts have terms beyond June 2005 with the last contract expiring November 2006. Those three contracts call for monthly purchases of approximately $850,000, depending upon circumstances.

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

New Accounting Pronouncements
  SFAS No. 123(R), “Share-Based Payment”
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires all stock-based compensation awards granted to employees be recognized in the financial statements at fair value, similar to that prescribed under SFAS No. 123 and is effective for the first interim period beginning after June 15, 2005. We adopted the fair value recognition provisions of SFAS No. 123 effective January 2004 and therefore, adoption of SFAS No. 123(R) is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk relates to the interest rate risk with our variable line of credit. The average borrowings on the variable line of credit were $0.3 million and $29.8 million for the six months ended June 30, 2005 and 2004, respectively. Assuming a 200 basis point increase in interest rates on our variable rate debt, interest expense would have increased approximately $3,000 and $281,000 for the six months ended June 30, 2005 and 2004, respectively. The estimated increases in interest expense are based on the portion of our variable interest debt that is not offset by interest rate swap agreements and assumes no changes in the volume or composition of the debt. As of June 30, 2005, we did not have any borrowings against our variable line of credit. We currently do not have any swap or hedge agreements outstanding.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. Currently, we are named in one class action lawsuit in which an underlying class has been certified. Additionally, as of July 29, 2005, we were named in nine class action lawsuits in which the underlying classes have not been certified. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.
     We are not a party to any material legal proceedings. However, we expect to continue to initiate collection law suits as a part of the ordinary course of our business (resulting occasionally in countersuits against us) and we may, from time to time, become a party to various other legal proceedings arising in the ordinary course of business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our non-management directors have the right to receive a quarterly fee in the amount of $5,000. In lieu of the cash fee, the non-management directors have the right to receive immediately vested options to purchase shares of our common stock in an amount equal to three times the quarterly fee. In addition, each non-management director is entitled to receive 7,500 options as of the date of the annual stockholders meeting. This set of options vest 50% on the first anniversary of the granting of the option and 50% on the second anniversary of the granting of the options.
     These options were issued in private placements in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Each option entitles the holder to purchase one share of our common stock at the exercise price shown below. Pursuant to this program, the following options have been issued to the non-management directors:

Director	Option Grant Date	Number of Options	Exercise Price
Jennifer L. Adams	April 20, 2005	755	$19.87
Terrence L. Daniels	April 20, 2005	755	$19.87
Donald Haider	April 20, 2005	755	$19.87
Anthony Ignaczak	April 20, 2005	755	$19.87
H. Eugene Lockhart	April 20, 2005	755	$19.87
Jennifer L. Adams	May 17, 2005	7,500	$23.42
Terrence L. Daniels	May 17, 2005	7,500	$23.42
Donald Haider	May 17, 2005	7,500	$23.42
Anthony Ignaczak	May 17, 2005	7,500	$23.42
William Jacobs	May 17, 2005	4,062	$23.42
H. Eugene Lockhart	May 17, 2005	7,500	$23.42
William Pickard	May 17, 2005	4,062	$23.42
Jennifer L. Adams	May 18, 2005	640	$23.42
Terrence L. Daniels	May 18, 2005	640	$23.42
Donald Haider	May 18, 2005	640	$23.42
Anthony Ignaczak	May 18, 2005	640	$23.42
H. Eugene Lockhart	May 18, 2005	640	$23.42

Item 4. Submission of Matters to a Vote of Security Holders
     The stockholders, at an annual stockholder meeting held on May 17, 2005 elected Terrence D. Daniels, William F. Pickard and Rufus H. Reitzel, Jr. directors for a three-year term expiring at the annual stockholders meeting to be held in 2008 or until their successors are appointed and qualified. The voting on the directors is described below:

Name of Director	Votes For	Votes Withheld

Terrence D. Daniels	35,235,048	253,246

William F. Pickard	35,484,821	3,473

Rufus H. Reitzel, Jr.	35,244,094	244,200
     The following is a list of the other directors whose term of office has extended beyond the annual stockholder meeting:
Jennifer L. Adams
Nathaniel F. Bradley IV
Donald R. Haider
Anthony R. Ignaczak
William I. Jacobs
H. Eugene Lockhart
     At the annual stockholders meeting, the stockholders ratified the Company’s appointment of Ernst & Young, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005, where 35,487,781 shares voted to ratify Ernst & Young, LLP’s selection and 513 shares abstained.
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

ASSET ACCEPTANCE CAPITAL CORP.

Date: August 1, 2005	By:	/s/ Nathaniel F. Bradley IV

Nathaniel F. Bradley IV
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2005	By:	/s/ Mark A. Redman

Mark A. Redman
Vice President — Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EX	DESCRIPTION
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer