Form 10-Q
period 2005-09-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2005-11-04
CIK 1264707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Yes ☐       No ☑
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of November 3, 2005, 37,225,275 shares of the Registrant’s common stock were outstanding.

10-Q Report
This Form 10-Q and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Financial Position
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash	$52,253,038	$14,204,579
Purchased receivables	247,211,038	216,479,676
Finance contract receivables, net	738,405	688,497
Property and equipment, net	10,769,323	11,165,103
Goodwill	6,339,574	6,339,574
Other assets	2,762,473	3,628,291

Total assets	$320,073,851	$252,505,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deferred tax liability, net	$60,282,966	$41,246,766
Accounts payable and other liabilities	16,526,278	13,824,600
Capital lease obligations	227,173	254,185

Total liabilities	77,036,417	55,325,551

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares —37,225,275 at September 30, 2005 and December 31, 2004	372,253	372,253
Additional paid in capital	160,036,343	159,348,233
Retained earnings	82,628,838	37,459,683

Total equity	243,037,434	197,180,169

Total liabilities and equity	$320,073,851	$252,505,720

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues
Purchased receivable revenues	$63,899,194	$55,870,763	$198,466,124	$156,810,383
Loss on sale of purchased receivables	(151)	—	(25,982)	—
Finance contract revenues	117,503	127,967	414,207	442,600

Total revenues	64,016,546	55,998,730	198,854,349	157,252,983

Expenses
Salaries and benefits	19,574,631	16,240,718	57,188,114	94,124,074
Collections expense	17,831,613	15,671,416	55,119,103	40,750,626
Occupancy	2,087,299	1,509,896	6,229,148	4,328,048
Administrative	1,885,207	1,343,371	5,487,853	3,984,713
Depreciation and amortization	831,396	669,213	2,517,506	2,132,800
Loss (gain) on disposal of equipment	14,862	(1,041)	15,340	41,865

Total operating expenses	42,225,008	35,433,573	126,557,064	145,362,126

Income from operations	21,791,538	20,565,157	72,297,285	11,890,857
Other income (expense)
Interest income	430,407	2,692	657,941	11,933
Interest expense	(135,282)	(227,015)	(416,954)	(1,566,200)
Other	4,378	414	(2,984)	25,372

Income before income taxes	22,091,041	20,341,248	72,535,288	10,361,962
Income taxes	8,384,460	7,579,901	27,366,133	22,182,255

Net income (loss)	$13,706,581	$12,761,347	$45,169,155	$(11,820,293)

Pro forma income tax expense				$3,854,650

Pro forma net income				$6,507,312

Weighted average number of shares:
Basic	37,225,275	37,225,275	37,225,275	36,104,148
Diluted	37,305,950	37,230,985	37,271,255	36,110,708
Earnings (loss) per common share outstanding:
Basic	$0.37	$0.34	$1.21	$(0.33)
Diluted	$0.37	$0.34	$1.21	$(0.33)
Pro forma earnings per common share outstanding:
Basic				$0.18
Diluted				$0.18
See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$45,169,155	$(11,820,293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,517,506	2,132,800
Deferred income taxes	19,036,201	22,169,359
Share-based compensation expense	688,110	26,824,957
Impairment of purchased receivables	6,994,000	—
Non-cash revenue	(3,612,261)	(2,196,090)
Loss on disposal of equipment	15,340	41,865
Charge-offs of finance contracts	159,825	126,980
Changes in assets and liabilities:
Decrease (increase) in other assets	714,814	(903,865)
Increase in accounts payable and other liabilities	2,701,678	3,478,762

Net cash provided by operating activities	74,384,368	39,854,475

Cash flows from investing activities
Investment in purchased receivables, net of buy backs	(75,681,304)	(59,911,516)
Principal collected on purchased receivables	41,568,202	44,973,615
Investment in finance contracts	(678,071)	(590,677)
Principal collected on finance contracts	468,338	406,775
Purchase of fixed assets	(1,892,577)	(1,224,125)

Net cash used in investing activities	(36,215,412)	(16,345,928)

Cash flows from financing activities
Borrowings under line of credit	10,500,000	45,420,000
Repayment of line of credit	(10,500,000)	(118,370,000)
Repayment to related party	—	(39,560,110)
Repayment of capital lease obligations	(120,497)	(104,724)
Dividends and distributions paid	—	(1,000,000)
Additional assets contributed	—	50,406
Proceeds from initial public offering, net of costs	—	96,077,000

Net cash used in financing activities	(120,497)	(17,487,428)

Net increase in cash	38,048,459	6,021,119
Cash at beginning of period	14,204,579	5,498,836

Cash at end of period	$52,253,038	$11,519,955

Supplemental disclosure of cash flow information
Cash paid for interest	$256,985	$1,380,658
Cash paid for income taxes	4,984,181	91,746
Non-cash investing and financing activities:
Capital lease obligations incurred	93,483	148,075
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
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2005 and its results of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004, and all adjustments were of a normal recurring nature. The results of operations of the Company for the three and nine month periods ended September 30, 2005 and 2004 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2004.
   Purchased Receivables Portfolios and Revenue Recognition
     Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and typically have been subject to previous collection efforts. The Company acquires the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (usually discounted 95% to 99%) from their face amounts and are initially recorded at the Company’s cost to acquire the portfolio. Financing for the purchases is primarily provided by the Company’s cash generated from operations and the Company’s line of credit.
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
     Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Based on historical cash collections, each pool is given an expected life of 60 months. The actual life of each pool may vary, but each pool generally amortizes between 50 and 60 months. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each static pool is reviewed at least quarterly and compared to historical pools to determine whether each static pool is performing as expected. This comparison is used to determine future estimated cash flows. Through financial statement reporting periods ended December 31, 2004, to the extent there were differences in actual performance versus expected performance, the IRR was adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Beginning January 2005, if revised cash flow estimates are less than the original estimates, SOP 03-3 requires that the IRR remain unchanged and an immediate impairment be recognized. If cash flow estimates increase subsequent to recording an impairment, SOP 03-3 requires reversal of the previously recognized impairment before any increases to the IRR are made.
     The cost recovery methods prescribed by PB 6 and SOP 03-3 are used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio. As of
September 30, 2005, the Company had 24 unamortized pools on the cost recovery method with an aggregate carrying value of $1.9 million or about 0.8% of the total carrying value of all purchased receivables. The Company had 46 unamortized pools on the cost recovery method with an aggregate carrying value of $3.1 million, or about 1.5% of the total carrying value of all purchased receivables as of September 30, 2004.
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
     Changes in purchased receivables portfolios for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Beginning balance	$233,953,247	$197,503,693	$216,479,676	$183,719,667
Investment in purchased receivables, net of buybacks	27,517,961	14,305,024	75,685,098	59,911,516
Cash collections	(78,159,364)	(66,825,822)	(243,419,860)	(199,587,908)
Purchased receivable revenues	63,899,194	55,870,763	198,466,124	156,810,383

Ending balance	$247,211,038	$200,853,658	$247,211,038	$200,853,658

     Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of the purchased receivables. Changes in accretable yield for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Beginning balance	$845,668,596	$773,705,152	$792,755,605	$665,791,369
Revenue recognized on purchased receivables	(64,395,319)	(55,870,763)	(198,962,249)	(156,810,383)
Additions due to purchases during the period	70,411,085	32,590,530	176,856,717	166,160,387
Reclassifications from nonaccretable yield	10,147,989	(12,433,286)	91,182,278	62,850,260

Ending balance	$861,832,351	$737,991,633	$861,832,351	$737,991,633

     Cash collections for the three months and nine months ended September 30, 2005 and 2004 include collections from pools that are fully amortized of which 100% of the collections were reported as revenue. Components of revenue from fully amortized pools are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue from fully amortized pools:
Pools that amortized before 60 months	$8,312,947	$4,860,788	$22,779,854	$10,916,061
Pools that are 60 months or older	4,543,583	2,968,320	15,044,442	8,187,283
Pools under full cost recovery	1,135,232	794,295	3,254,546	2,066,683

Total revenue from fully amortized pools	$13,991,762	$8,623,403	$41,078,842	$21,170,027

     During the three months ended September 30, 2005, the Company recorded a net impairments of $4,596,000 related to its purchased receivables and set up an allowance for receivable losses. The impairments charge reduced revenue and the allowance reduced the carrying value of the purchased receivables portfolios. No impairments were recognized during 2004 as the Company was accounting for revenue under PB 6. Changes in the allowance for receivable losses for the year follows:

	2005
	First	Second	Third	Total Through
	Quarter	Quarter	Quarter	September 30,
Impairments recorded:
Impairments	$700,000	$1,698,000	$5,112,000	$7,510,000
Reversal of impairments (1)	—	—	(516,000)	(516,000)

Total	$700,000	$1,698,000	$4,596,000	$6,994,000

(1)	Impairments reversed during the third quarter of 2005 relate to impairment charges recorded during the second quarter of 2005.
   Finance Contract Receivables
     Finance contract revenues are recognized based on the effective yield method. Unearned discounts on finance contract receivables were approximately $440,000 and $424,000 at September 30, 2005 and December 31, 2004, respectively. The fair value of finance contract receivables does not materially differ from their book value. An allowance for doubtful accounts is established for estimated losses on accounts based on historical losses. The allowance for doubtful accounts, which is netted against finance contract receivables on the consolidated statements of financial position, was approximately $106,000 at September 30, 2005 and December 31, 2004.
   Collections from Third Parties
     The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross cash collections paid to the third parties as a component of collection expense. The percent of gross cash collections from such third party relationships were 23.6% for both the three months ended September 30, 2005 and 2004 and 22.0% and 21.3% for the nine months ended September 30, 2005 and 2004, respectively.
   Property and Equipment
     Property and equipment is recorded at cost. Expenditures for repairs and maintenance are charged to operations as incurred. The Company records depreciation expense on a straight-line basis with lives ranging from three to ten years. Depreciation includes amortization of certain intangible assets which are being amortized over a period of five to seven years. Depreciation expense (excluding amortization) was $784,395 and $607,224 for the three months ended September 30, 2005 and 2004, respectively, and $2,366,501 and $1,952,568 for the nine months ended September 30, 2005 and 2004, respectively.

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
   Earnings (Loss) Per Share and Pro Forma Income Per Share
     Earnings (loss) per share reflect net income (loss) divided by the weighted-average number of shares outstanding. Diluted weighted average shares outstanding at September 30, 2005 included 45,980 dilutive shares related to outstanding stock options. Pro forma income per share reflects pro forma income, adjusted for pro forma income taxes, divided by weighted-average number of shares outstanding. All outstanding stock options at September 30, 2004 were excluded from the earnings per share calculations as they would have been antidilutive.
   Income Taxes and Deferred Tax Charge
     The Company recognized a deferred tax charge of $19.3 million during the first quarter of 2004 related to deferred taxes of RBR Holding Corp. RBR Holding Corp. was previously structured as an S corporation under the Internal Revenue Code. The shareholders of RBR Holding Corp. included their respective shares of taxable income or loss in their individual tax returns and therefore no income tax expense was recognized on the consolidated financial statements of the Company. As a result of the reorganization completed on February 4, 2004, RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. and could no longer be structured as an S corporation.
     The provision for deferred income taxes results from temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates.
   Recently Issued Accounting Pronouncements
   SFAS No. 123(R), “Share-Based Payment”
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all stock-based compensation awards granted to employees be recognized in the consolidated financial statements at fair value, similar to that prescribed under SFAS No. 123 and is effective for fiscal years beginning after June 15, 2005. We adopted the fair value recognition provisions of SFAS No. 123 effective January 2004 and therefore, adoption of SFAS No. 123(R) is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

2. Related-Party Transactions
     On October 1, 2002, the Company borrowed $35.0 million from certain shareholders. Interest on this indebtedness of 10% per annum, compounded on June 30 and December 31 of each year. The Company recognized interest expense of $433,536 for the nine months ended September 30, 2004. These notes were paid in full and cancelled during February 2004.
     In October 2004, certain related parties became 50% owners of RNJ Holdings, LLC, which is the owner of an aircraft held for charter by Jet Management, Inc. These related parties periodically use the aircraft for travel. To the extent the aircraft is used for business travel on our behalf, the Company will reimburse Jet Management, Inc. for the use of the aircraft without any profit to RNJ Holdings, LLC. During the first nine months of 2005, the Company reimbursed Jet Management, Inc. $21,221 for use of the aircraft.
3. Line of Credit
     The Company maintains a $100.0 million line of credit secured by a first priority lien on all of the Company’s assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon the Company’s liquidity as defined in the credit agreement. Alternatively, at the Company’s discretion, the Company may borrow by entering into 30, 60 or 90 day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s line of credit includes an accordion loan feature that allows the Company to request a $20.0 million increase in the credit facility. Additionally, the Company pays an annual commitment fee of between 0.25% and 0.50% on the unused portion of the line of credit, depending on the Company’s liquidity. There was no outstanding balance at September 30, 2005 and December 31, 2004. The line of credit facility has certain covenants and restrictions with which the Company must comply, including:
•	Funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes.

•	Leverage ratio (as defined in the line of credit agreement) cannot exceed 1.5 to 1.0.

•	Debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 1.25 to 1.0.

•	Tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004 which required a balance of $173.9 million as of September 30, 2005.
     Management believes it is in compliance with all terms of its line of credit agreement as of September 30, 2005.
4. Property and Equipment
     Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	September 30, 2005	December 31, 2004
Computers and software	$8,901,455	$7,562,797
Furniture and fixtures	8,600,409	8,259,527
Leasehold improvements	1,990,786	1,810,998
Equipment under capital lease	488,744	483,421
Automobiles	136,525	136,525

Total property and equipment, cost	20,117,919	18,253,268
Less accumulated depreciation	(9,348,596)	(7,088,165)

Net property and equipment	$10,769,323	$11,165,103

5. Stock-Based Compensation
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
     The Company adopted a stock incentive plan during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key employees, non-employee directors and consultants. The Company has reserved 3,700,000 shares of common stock for issuance in conjunction with all options and other stock-based awards to be granted under the plan. The purpose of the plan is (1) to promote the best interests of the Company and its stockholders by encouraging employees and other participants to acquire an ownership interest in the Company, thus identifying their interests with those of stockholders and (2) to enhance the ability of the Company to attract and retain qualified employees, consultants and non-employee directors. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

   Stock Options
     As of September 30, 2005, the Company had issued options to purchase 247,219 shares of its common stock under the plan. These options have been granted to executives and directors of the Company. Options granted under the plan generally vest between one and four years from the grant date. However, when directors accept options in lieu of cash compensation, the options vest immediately. The related expense for the nine months ended September 30, 2005 and 2004 of $688,110 and $172,559, respectively, is included in administrative expenses. The following summarizes all stock option related transactions from January 1, 2004 through September 30, 2005.

	Options	Weighted-Average
	Outstanding	Exercise Price
January 1, 2004	—	—
Granted	117,220	$17.01
Cancelled	—	—

December 31, 2004	117,220	$17.01
Granted	129,999	$21.50
Cancelled	—	—

September 30, 2005	247,219	$19.37

     The following options information is as of September 30, 2005:

	Fair Value		Weighted-Average			Exercisable
	of Option	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Price	Granted	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$15.00	$4.84	45,000	8.35	$15.00	22,500	$15.00
$18.50	$5.90	30,000	8.42	$18.50	15,000	$18.50
$19.48	$6.57	3,850	8.63	$19.48	3,850	$19.48
$17.85	$5.84	4,200	8.88	$17.85	4,200	$17.85
$17.97	$8.48	30,000	9.24	$17.97	—	—
$17.99	$8.47	4,170	9.24	$17.99	4,170	$17.99
$19.87	$8.97	3,775	9.55	$19.87	3,775	$19.87
$18.89	$8.56	30,000	9.56	$18.89	—	—
$18.89	$8.56	25,000	9.56	$18.89	—	—
$19.48	$11.68	9,685	9.62	$19.48	4,843	$19.48
$23.42	$10.56	45,624	9.63	$23.42	—	—
$23.42	$10.56	3,200	9.63	$23.42	3,200	$23.42
$27.34	$12.45	10,000	9.83	$27.34	—	—
$27.61	$12.58	2,715	9.88	$27.61	2,715	$27.61

Total / Average		247,219	9.16	$19.37	64,253	$18.04

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

Options issue year:	2005	2004
Weighted-average fair value of options granted	$9.94	$6.26
Expected volatility	46.00%	30.00%
Risk-free interest rate	3.82%-4.15%	2.98%-3.93%
Expected dividend yield	0.00%	0.00%
Expected life	5 Years	5 Years

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
     In connection with the consummation of the Company’s IPO in February 2004, the Company exercised its right to vest 100% of the share appreciation rights held by the participants in the plan which resulted in a payment of $18.4 million for the applicable withholding taxes due by the participants and the issuance of 1,776,826 unregistered shares of the Company’s common stock to the participants. As a result, the Company recognized a compensation charge including employer payroll taxes of $45.7 million ($28.7 million net of taxes) during the first quarter of 2004 related to this.
6. Litigation Contingencies
     The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of September 30, 2005 and does not believe exposure to be material.
7. Income Taxes
     Income taxes for the nine months ended September 30, 2004 included a deferred tax charge of $19.3 million resulting from RBR Holding Corp. relinquishing its S corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. in connection with the Company’s initial public offering during the first quarter of 2004.
     Income taxes for the nine months ended September 30, 2004 (excluding the deferred tax charge related to RBR Holding Corp.) reflected income tax expense on 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was structured as an S corporation under the Internal Revenue Code and, therefore, taxable income was included on the shareholders’ individual tax returns. Income taxes subsequent to February 5, 2004 reflect income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the reorganization that occurred on February 4, 2004 related to the IPO.
     Components of income tax expense are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Income taxes consist of:
Federal actual	$6,158,136	$—	$7,008,136	$—
State actual	509,277	4,708	1,321,796	12,895
Federal deferred — net	1,497,494	7,127,341	18,301,488	20,926,642
State deferred — net	219,553	447,852	734,713	1,242,718

Total	$8,384,460	$7,579,901	$27,366,133	$22,182,255

     Tax expense differs from the application of statutory rates to pretax income. The reconciliation of income tax expense and the statutory rates is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Federal taxes at statutory rate	$7,725,560	$7,127,341	$25,379,554	$3,635,681
Other adjustments	56,857	—	56,857	—
S corporation benefit — federal	—	—	—	(825,193)
S corporation benefit — state	—	—	—	(51,869)
Deferred tax charge — federal	—	—	—	18,116,154
Deferred tax charge — state	—	—	—	1,190,490
State income taxes, net of federal tax benefit	602,043	452,560	1,929,722	116,992

Effective income taxes	$8,384,460	$7,579,901	$27,366,133	$22,182,255

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
     The third quarter of 2005 proved challenging as the growth rate of collections on a year-over-year basis slowed to 17.0%. We believe that a significant factor that contributed to this decline in collection growth is the high employee turnover among our collection professionals as there is a positive correlation between collector experience and productivity. Other factors which may have affected the growth of collections on a year-over-year basis include the slowing growth of purchases of defaulted or charged-off receivable portfolios, changes in the mix of purchases, a decline in the average payments size during the third quarter of 2005 and possibly macroeconomic factors such as higher gasoline prices, higher interest rates and the impact of the hurricanes Katrina and Rita which may have reduced disposable income of our debtor base.
     For the first nine months of 2005, cash collections increased 22.0% to $243.4 million. Revenues for the first nine months of 2005 were $198.9 million, a 26.5% increase over the prior year. Net income was $45.2 million for the first nine months of 2005, compared to a net loss of $11.8 million for the same period in 2004. Net loss for the first nine months of 2004 included a $45.7 million compensation and related payroll charge ($28.7 million on an after-tax basis) for the vesting of outstanding share appreciation rights and a deferred tax charge of $19.3 million.
     For the first nine months of 2005, we invested $77.2 million in charged-off consumer receivable portfolios, with an aggregate face value of $3.3 billion, or 2.34% of face value. During the first nine months of 2004, we invested $60.5 million in charged-off consumer receivable portfolios, with an aggregate face value of $3.1 billion, or 1.94% of face value. We have seen prices for charged-off accounts receivable portfolios increase over the past 12 to 18 months and believe prices to be relatively high at the current time. We believe there are indications that prices have stabilized during the first nine months of 2005, however we cannot give any assurances that prices will not increase in the future. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.
     We regularly utilize unaffiliated third parties, primarily attorneys and other collection agencies, to collect certain account balances on our behalf. The percent of gross collections from such third parties increased from 21.3% for the nine months ended September 30, 2004 to 22.0% for the nine months ended September 30, 2005. The increase is primarily due to increased legal activity in states where we are not located, as well as a slight increase in the use of third party collection agencies.
Forward-Looking Statements
     This report contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. These statements may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss in our annual report on
Form 10-K for the year ended December 31, 2004 in the section titled “Forward-Looking Statements and Risk Factors” and elsewhere in this report.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include the following:
•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	our ability to recover sufficient amounts on our charged-off receivable portfolios;

•	our ability to hire and retain qualified personnel;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	our ability to make reasonable estimates of the timing and amount of future cash receipts for purposes of recording purchased receivable revenues in accordance with Accounting Standards Executive Committee Practice Bulletin 6 as well as the Accounting Standards Executive Committee Statement of Position 03-3;

•	changes in, or failure to comply with, governmental regulations, including our ability to timely comply with Section 404 of the Sarbanes-Oxley Act and the costs related to compliance;

•	the costs and uncertainties related to compliance with Internal Revenue Code Section 6050P and the related Treasury Regulations and the issuance of 1099-C information returns;

•	our ability to maintain existing, and secure additional financing on acceptable terms;

•	the loss of any of our executive officers or other key personnel;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	our ability to successfully expand our businesses and train and integrate new collectors;

•	the temporary or permanent loss of our computer or telecommunications systems, as well as our ability to respond to changes in technology and increased competition;

•	changes in our overall performance based upon significant macroeconomic conditions; and

•	other unanticipated events and conditions that may hinder our ability to compete.
Significant Events During the Nine Months Ended September 30, 2005
     On April 21, 2005, we completed a secondary public offering of 5,750,000 shares of our common stock at $18.89 per share. All of these shares were sold by selling stockholders, which included members of management and other holders, and none of the shares were sold by us. The selling stockholders received all of the net proceeds from the sale of the shares. Pursuant to the registration rights agreement between the Company and certain of the selling stockholders, the Company paid approximately $500,000 of the expenses related to the secondary offering. In addition, certain of the selling stockholders, pursuant to the registration rights agreement, retain the right to request three additional registrations of specified shares, in which case we will be required to bear such offering expenses in the quarter in which any future offering occurs.

Results of Operations
     The following table sets forth selected statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated.

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Revenues
Purchased receivable revenues	99.8%	99.8%	99.8%	99.7%	81.8%	83.6%	81.5%	78.6%
Loss on sale of purchased receivables	0.0	0.0	(0.0)	0.0	0.0	0.0	(0.0)	0.0
Finance contract revenues	0.2	0.2	0.2	0.3	0.1	0.2	0.2	0.2

Total revenues	100.0	100.0	100.0	100.0	81.9	83.8	81.7	78.8

Expenses
Salaries and benefits	30.6	29.0	28.8	59.9 (1)	25.0	24.3	23.5	47.1 (1)
Collections expense	27.9	28.0	27.7	25.9	22.8	23.4	22.6	20.4
Occupancy	3.3	2.7	3.1	2.7	2.7	2.3	2.6	2.2
Administrative	2.9	2.4	2.7	2.5	2.4	2.0	2.3	2.0
Depreciation and amortization	1.3	1.2	1.3	1.4	1.1	1.0	1.0	1.1
Loss on disposal of equipment	0.0	(0.0)	0.0	0.0	0.0	(0.0)	0.0	0.0

Total operating expenses	66.0	63.3	63.6	92.4 (1)	54.0	53.0	52.0	72.8 (1)

Income loss from operations	34.0	36.7	36.4	7.6	27.9	30.8	29.7	6.0
Other income (expense)
Interest income	0.7	0.0	0.3	0.0	0.5	0.0	0.3	0.0
Interest expense	(0.2)	(0.4)	(0.2)	(1.0)	(0.2)	(0.4)	(0.2)	(0.8)
Other	0.0	0.0	(0.0)	0.0	0.0	0.0	(0.0)	0.0

Income loss before income taxes	34.5	36.3	36.5	6.6	28.2	30.4	29.8	5.2
Income taxes	13.1	13.5	13.8	14.1	10.7	11.3	11.2	11.1

Net Income (loss)	21.4%	22.8%	22.7%	(7.5)%	17.5%	19.1%	18.6%	(5.9)%

Pro forma income taxes				2.5%				1.9%
Pro forma net loss				4.1%				3.3%

(1)	Excluding the $45.7 million compensation and related payroll tax charge, salaries and benefits were 30.8% and 24.3% of revenues and collections, respectively, and total operating expenses were 63.4% and 49.9% of revenues and collections, respectively, for the nine months ended September 30, 2004. See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 — Operating Expenses”.
   Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004
   Revenue
     Total revenues were $64.0 million for the three months ended September 30, 2005, an increase of $8.0 million, or 14.3%, over total revenues of $56.0 million for the three months ended September 30, 2004. Purchased receivable revenues were $63.9 million for the three months ended September 30, 2005, an increase of $8.0 million, or 14.4%, over the $55.9 million for the same period in 2004. The increase in revenues was due primarily to an increase in the average outstanding balance of purchased receivables. Cash collections on charged-off consumer receivables increased 17.0% to $78.2 million for the three months ended September 30, 2005 from $66.8 million for the same period in 2004. Cash collections for the three months ended September 30, 2005 and 2004 include collections from fully amortized portfolios of $14.0 million and $8.6 million, respectively, of which 100% were reported as revenue.
     Revenue reflects net impairments recognized during the three months ended September 30, 2005 of $4.6 million. The impairments were recognized under Practice Bulletin 6 (“PB 6”), as amended by Statement of Position 03-3 (“SOP 03-3”), which requires that an impairment be taken for decreases in expected cash flows. During the three months ended September 30, 2004, we accounted for our purchased receivable portfolios under the provisions of PB 6, which required lowering of yields for decreases in expected cash flows and therefore no impairments were recognized.
     During the three months ended September 30, 2005, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $1.1 billion at a cost of $28.0 million, or 2.49% of face value, net of buybacks. Included in these purchase totals were nine portfolios with an aggregate face value of $76.3 million at a cost of $2.8 million, or 3.65% of face value, which were acquired through three forward flow contracts. During the three months ended September 30, 2004, we acquired charged-off consumer receivables portfolios with an aggregate face value of $0.6 billion at a cost of $15.8 million, or 2.51% of face value (adjusted for buybacks through September 30, 2005). Included in these purchase totals were ten portfolios with an aggregate face value of $70.9 million at a cost of $2.0 million, or 2.82% of face value, which were acquired through four forward flow contracts. From period to period, we may buy paper of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.

   Operating Expenses
     Total operating expenses were $42.2 million for the three months ended September 30, 2005, an increase of $6.8 million, or 19.2%, compared to total operating expenses of $35.4 million for the three months ended September 30, 2004. Total operating expenses were 66.0% of total revenues and 54.0% of cash collections for the three months ended September 30, 2005, compared with 63.3% and 53.0%, respectively, for the same period in 2004.
     Salaries and Benefits. Salary and benefit expenses were $19.6 million for the three months ended September 30, 2005, an increase of $3.4 million, or 20.5%, compared to salary and benefit expenses of $16.2 million for the three months ended September 30, 2004. Salary and benefit expenses were 30.6% of total revenue and 25.0% of cash collections for the three months ended September 30, 2005, compared with 29.0% and 24.3%, respectively, for the same period in 2004.
     The dollar increase over the prior year was primarily due to an increase in total employees which grew to 1,877 at September 30, 2005 from 1,618 at September 30, 2004, in response to the growth in the number of our portfolios of charged-off consumer receivables. The increase in salary and benefits expenses, as a percent of cash collections, was primarily due to an increase in medical benefit costs and a decrease in traditional call center collections efficiency. Traditional call center collections per full-time equivalent collection employee decreased 9.4% to $36,454 for the three months ended September 30, 2005, compared to $40,224 for the same period in 2004. This decrease is primarily due to a decrease in the average productivity for collectors with less than a year of experience and to a lesser extent, due to a slight decrease in the average productivity for collectors with more than a year of experience. Average full-time equivalent collection employees increased to 1,067 for the three months ended September 30, 2005 from 910 during the same period in 2004.
     Collections Expense. Collections expense increased to $17.8 million for the three months ended September 30, 2005, reflecting an increase of $2.1 million, or 13.8%, over collections expense of $15.7 million for the three months ended September 30, 2004. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense as a percentage of collections decreased to 22.8% of cash collections for the three months ended September 30, 2005 from 23.4% of cash collections for the three months ended September 30, 2004. The decrease in collections expense as a percent of collections was primarily due to decreases in agency fees which are generally proportionate to the amount of collections received from contingent agencies, court costs and process server expenses partially offset by increases in expenses related to updating debtors information.
     Occupancy. Occupancy expense was $2.1 million for the three months ended September 30, 2005, an increase of $0.6 million, or 38.2%, over occupancy expense of $1.5 million for the three months ended September 30, 2004. The increase was primarily attributable to the relocation of our headquarters to a larger facility in Warren, Michigan in November 2004.
     Administrative. Administrative expenses increased to $1.9 million for the three months ended September 30, 2005, from $1.3 million for the three months ended September 30, 2004, reflecting a $0.6 million, or 40.3%, increase. The increase in administrative expenses was principally due to costs related to the documentation and enhancement of internal controls required to become fully compliant with section 404 of Sarbanes-Oxley and increased director fees and expenses.
     Depreciation and Amortization. Depreciation and amortization expense was $0.8 million for the three months ended September 30, 2005, an increase of $0.1 million or 24.2% over depreciation and amortization expense of $0.7 million for the three months ended September 30, 2004. The increase was due to capital expenditures during 2005 and 2004, which were required to support the increased number of accounts serviced by us and the purchase of furniture and technology equipment in our new and expanded facilities.
     Interest Income. Interest income was $0.4 million for the three months ended September 30, 2005, reflecting an increase of $0.4 million over the prior year. The increase was due primarily to interest received related to our increased cash position over the prior year in addition to higher rates during 2005 over the prior year.
     Interest Expense. Interest expense was $0.1 million for the three months ended September 30, 2005, reflecting a decrease of $0.1 million, or 40.4%, compared to interest expense of $0.2 million for the three months ended September 30, 2004. The decrease in interest expense was due to lower average borrowings on our line of credit, which decreased from $4.9 million as of September 30, 2004 to $43,836 in 2005. The reduction in our average borrowings was due to cash generated from operations. Interest expense includes the amortization of capitalized bank fees of $54,982 and $71,138 for the three months ended September 30, 2005 and 2004, respectively.
     Income Taxes. Income tax expense of $8.4 million reflects combined federal and state tax rates of 37.9%; 34.7% for federal taxes and 3.2% for state taxes (net of federal tax benefit including utilization of state net operating losses) for the three months ended September 30, 2005. Tax rates of 35.0% federal and 2.2% for state (net of federal tax benefit) were applicable for the three months ended September 30, 2004. The 1.0% increase in the state rate was due to changing apportionment percentages among the various states, the decrease in the federal benefit of state tax expenses due to the utilization of state net operating losses, and other adjustments. Income tax expense increased $0.8 million, or 10.6% over income tax expense of $7.6 million for the three months ended September 30, 2004. The increase in tax expense was due to an increase in pretax financial statement income which was $22.1 million for the three months ended September 30, 2005, compared to $20.3 million for the same period in 2004.

   Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004
   Revenue
     Total revenues were $198.9 million for the nine months ended September 30, 2005, an increase of $41.6 million, or 26.5%, over total revenues of $157.3 million for the nine months ended September 30, 2004. Purchased receivable revenues were $198.5 million for the nine months ended September 30, 2005, an increase of $41.7 million, or 26.6%, over the nine months ended September 30, 2004 amount of $156.8 million. The increase in revenues was due primarily to an increase in the average outstanding balance of purchased receivables. Cash collections on charged-off consumer receivables increased 22.0% to $243.4 million for the nine months ended September 30, 2005 from $199.6 million for the same period in 2004. Cash collections for the nine months ended September 30, 2005 and 2004 include collections from fully amortized portfolios of $41.1 million and $21.2 million, respectively, of which 100% were reported as revenue.
     Revenue reflects net impairments recognized during the nine months ended September 30, 2005 of $7.0 million. The impairments were recognized under PB 6, as amended by SOP 03-3, which requires that an impairment be taken for decreases in expected cash flows. During the nine months ended September 30, 2004, we accounted for our purchased receivable portfolios under the provisions of PB 6, which required lowering of yields for decreases in expected cash flows and therefore no impairments were recognized.
     During the nine months ended September 30, 2005, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $3.3 billion at a cost of $77.2 million, or 2.34% of face value, net of buybacks. Included in these purchase totals were 28 portfolios with an aggregate face value of $244.2 million at a cost of $8.9 million, or 3.64% of face value, net of buybacks, which were acquired through four forward flow contracts. During the nine months ended September 30, 2004, we acquired charged-off consumer receivables portfolios with an aggregate face value of $3.1 billion at a cost of $60.5 million, or 1.94% of face value (adjusted for buybacks through September 30, 2005). Included in these purchase totals were 20 portfolios with an aggregate face value of $204.9 million at a cost of $6.0 million, or 2.93% of face value, which were acquired through four forward flow contracts. From period to period, we may buy paper of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next. The increase in our cost as a percent of face value to 2.34% for the nine months ended September 30, 2005 from 1.94% for the same period in 2004, is primarily due to increased competition for accounts resulting in a higher purchase price during the third quarter of 2005 versus the same period in 2004. Tertiary accounts made up 55.5% of our purchases in the nine months ended September 30, 2005 compared to only 42.6% for the same period in 2004.
   Operating Expenses
     Total operating expenses were $126.6 million for the nine months ended September 30, 2005, a decrease of $18.8 million, or 12.9%, compared to total operating expenses of $145.4 million for the nine months ended September 30, 2004. Total operating expenses were 63.6% of total revenues and 52.0% of cash collections for the nine months ended September 30, 2005, compared with 92.4% and 72.8%, respectively, for the same period in 2004. Operating expenses for the nine months ended September 30, 2004 include a $45.0 million compensation charge and a $0.7 million payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering.
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
     Excluding the $45.7 million compensation and related payroll tax charge in 2004, total operating expenses of $126.6 million for the nine months ended September 30, 2005 increased $26.9 million, or 27.0% from the $99.7 million in operating expenses for the same period in 2004. Operating expenses were 63.6% of total revenues and 52.0% of cash collections for the three months ended September 30, 2005, compared with 63.4% and 49.9%, respectively, for the same period in 2004. The increase as a percent of cash collections was primarily due to an increase in collection expenses partially offset by a reduction in salaries and benefits expenses.

     Salaries and Benefits. Salary and benefit expenses were $57.2 million for the nine months ended September 30, 2005, a decrease of $36.9 million, or 39.2%, compared to salary and benefit expenses of $94.1 million for the nine months ended September 30, 2004. Salary and benefit expenses were 28.8% of total revenue and 23.5% of cash collections for the nine months ended September 30, 2005, compared with 59.9% and 47.1%, respectively, for the same period in 2004. Salary and benefit expenses decreased primarily due to the $45.7 million compensation and related payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering.
     Excluding the $45.7 million compensation and related payroll tax charge in 2004, salary and benefit expenses of $57.2 million for the nine months ended September 30, 2005 increased $8.7 million, or 18.0% over the $48.5 million in salary and benefit expenses for the same period in 2004. The increase over the prior year was primarily due to an increase in total employees which grew to 1,877 at September 30, 2005 from 1,618 at September 30, 2004, in response to the growth in the number of our portfolios of charged-off consumer receivables. Salary and benefit expenses, excluding the $45.7 million compensation and related payroll tax charge, decreased to 28.8% of total revenues and 23.5% of cash collections for the nine months ended September 30, 2005 from 30.8% of total revenue and 24.3% of cash collections for the same period in 2004. The decrease in salary and benefit expenses, as adjusted, as a percent of cash collections was primarily due to improved benefit costs and increased efficiences in legal collections. The overall gains in collection efficiency from our legal and forwarding areas were partially offset by decreases in traditional call center collections efficiency. Traditional call center collections per full-time equivalent collection employee decreased to $122,713 for the nine months ended September 30, 2005, compared to $129,486 for the same period in 2004. This decrease is primarily due to a decrease in productivity for collectors with less than a year of experience. Average full-time equivalent collection employees increased to 1,040 for the nine months ended September 30, 2005 from 897 during the same period in 2004.
     Collections Expense. Collections expense increased to $55.1 million for the nine months ended September 30, 2005, reflecting an increase of $14.3 million, or 35.3%, over collections expense of $40.8 million for the nine months ended September 30, 2004. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense increased to 22.6% of cash collections for the nine months ended September 30, 2005 from 20.4% of cash collections for the nine months ended September 30, 2004. This increase was primarily due to increases in amounts spent for collection letters as well as increased legal collection expenses. The increase in the collection letters expense was primarily due to collection strategies that focused on stimulating payments through letter campaigns and an increase in the number of accounts owned and actively pursued. The increase in legal expense was due to an increase in the number of accounts for which legal action has been initiated.
     Occupancy. Occupancy expense was $6.2 million for the nine months ended September 30, 2005, an increase of $1.9 million, or 43.9%, over occupancy expense of $4.3 million for the nine months ended September 30, 2004. The increase was primarily attributable to the relocation of our headquarters to a larger facility in Warren, Michigan in November 2004.
     Administrative. Administrative expenses increased to $5.5 million for the nine months ended September 30, 2005, from $4.0 million for the nine months ended September 30, 2004, reflecting a $1.5 million, or 37.7%, increase. The increase in administrative expenses was principally due to costs related to the secondary offering, implementation of internal controls required to become fully compliant with section 404 of Sarbanes-Oxley and increased director fees and expenses.
     Depreciation and Amortization. Depreciation and amortization expense was $2.5 million for the nine months ended September 30, 2005, an increase of $0.4 million or 18.0% over depreciation and amortization expense of $2.1 million for the nine months ended September 30, 2004. The increase was due to capital expenditures during 2005 and 2004, which were required to support the increased number of accounts serviced by us and the purchase of furniture and technology equipment in our new and expanded facilities.
     Interest Income. Interest income was $0.7 million for the nine months ended September 30, 2005, reflecting an increase of $0.7 million over the prior year. The increase was due primarily to interest received related to our increased cash position over the prior year in addition to higher rates during 2005 over the prior year.
     Interest Expense. Interest expense was $0.4 million for the nine months ended September 30, 2005, reflecting a decrease of $1.2 million, or 73.4%, compared to interest expense of $1.6 million for the nine months ended September 30, 2004. During February 2004, we paid in full a related party debt of $40.0 million, which resulted in a reduction in interest expense of $0.4 million during the nine months ended September 30, 2005 from the same period in the prior year. Additionally, the decrease in interest expense was due to lower average borrowings on our line of credit, which decreased to $0.2 million for the nine months ended September 30, 2005 from $21.5 million for the same period in 2004. The reduction in our average borrowings was due to repayment of $37.7 million of debt from the proceeds of the initial public offering and cash generated from operations. Interest expense includes the amortization of capitalized bank fees of $159,300 and $212,302 for the nine months ended September 30, 2005 and 2004, respectively.
     Income Taxes. Income tax expense of $27.4 million reflects combined federal and state tax rates of 37.7%; 34.9% for federal taxes and 2.8% for state taxes (net of federal tax benefit including utilization of state net operating losses) for the nine months ended September 30, 2005. Tax rates of 35.0% federal and 2.2% for state (net of federal tax benefit) were applicable for the nine months ended September 30, 2004. The 0.6% increase in the state rate was due to changing apportionment percentages among the various states, the decrease in the federal benefit of state tax expenses due to the utilization of state net operating losses, and other adjustments. Income taxes for the nine months ended September 30, 2004 (excluding the deferred tax charge related to RBR Holding Corp.) reflected income tax expense on 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as an S corporation under the Internal Revenue Code and, therefore, taxable income was included on the shareholders’ individual tax returns. Income taxes during the period February 5, 2004 through September 30, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the reorganization.

Supplemental Performance Data
   Portfolio Performance
     The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since 1990 through September 30, 2005.

						Total Estimated
			Cash Collections	Estimated	Total	Collections as a
	Number of	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Portfolios	Price (1)	Sales (2)	Collections	Collections	Purchase Price (2)
	(dollars in thousands)
1990	9	$638	$3,122	$—	$3,122	489%
1991	12	280	1,463	—	1,463	523
1992	29	309	2,917	—	2,917	944
1993	30	790	7,867	—	7,867	996
1994	36	1,427	6,881	—	6,881	482
1995	53	1,519	7,835	14	7,849	517
1996	46	3,844	17,002	411	17,413	453
1997	45	4,345	27,911	2,195	30,106	693
1998	61	16,412	76,856	6,877	83,733	510
1999	51	12,925	54,803	10,781	65,584	507
2000	49	20,596	103,665	22,925	126,590	615
2001	62	43,133	196,886	78,772	275,658	639
2002	94	72,288	218,106	165,960	384,066	531
2003	76	87,317	204,062	290,133	494,195	566
2004	106	87,835	75,985	286,245	362,230	412
2005 (3)	81	77,237	13,633	244,730	258,363	335

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios which occurred at the time of purchase.

(3)	Includes only nine months of activity through September 30, 2005.
     The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of September 30, 2005.

			Unamortized	Unamortized
	Unamortized		Balance as a	Balance as a
	Balance as of	Purchase	Percentage of	Percentage of
Purchase Period	September 30, 2005	Price (1)	Purchase Price (2)	Total
	(dollars in thousands)
2000	$123	$20,596	0.60%	0.05%
2001	6,888	43,133	15.97	2.79
2002	31,261	72,288	43.25	12.65
2003	55,016	87,317	63.01	22.25
2004	73,892	87,835	84.13	29.89
2005 (3)	80,031	77,237	103.62	32.37

Totals	$247,211	$388,406	63.65%	100.00%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios which occurred at the time of purchase.

(3)	Includes only nine months of activity through September 30, 2005.

   Collector Productivity and Turnover
     We measure traditional call center collector productivity by two major categories, those with less than one year of experience and those with one or more years of experience. The following tables display our results.
Collectors by Experience

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2005	2004	2005	2004	2004	2003
Number of collectors:
One year or more (1)	509	486	510	462	472	322
Less than one year (2)	558	424	530	435	436	478

Total	1,067	910	1,040	897	908	800

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) collectors with one or more years of service.

(2)	Based on number of average traditional call center FTE collectors with less than one year of service, including new employees in training.
Collection Averages by Experience

	Three months		Nine months		Year ended
	ended September 30,		ended September 30,		December 31,
	2005	2004	2005	2004	2004	2003
Collection Averages:
One year or more (1)	$45,405	$46,797	$152,961	$148,376	$195,094	$171,506
Less than one year (2)	28,281	32,706	93,657	109,447	140,157	135,792
Overall Average	36,453	40,224	122,713	129,486	168,708	150,178

(1)	Based on number of traditional call center FTE collectors with one or more years of service.

(2)	Based on number of traditional call center FTE collectors with less than one year of service, including new employees in training.
          We believe that collector productivity is adversely impacted by increases in collector termination. Generally collection averages increase for collectors as they gain experience. The following table provides annualized collector turnover data for Traditional Collections for 2004 and 2005:
Turnover by Experience

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total Collector Turnover	97.9%	77.1%	85.7%	68.6%
Collectors < 1 year of experience	146.0	113.6	126.5	100.2
Collectors > 1 year of experience	48.8	45.7	45.1	39.7

   Cash Collections
     The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.
Historical Collections (1)

													Nine Months
													Ended
Purchase	Purchase	Year Ended December 31,											September 30,
Period	Price(2)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
		(dollars in thousands)
Pre-1994		$3,067	$2,540	$1,788	$1,285	$834	$649	$555	$437	$302	$324	$243	$182
1994	$1,427	345	1,763	1,430	1,005	647	457	357	258	176	188	126	96
1995	1,519	—	388	1,566	1,659	1,118	786	708	472	343	278	227	174
1996	3,844	—	—	827	3,764	3,085	2,601	2,098	1,440	1,041	816	687	489
1997	4,345	—	—	—	1,682	4,919	5,573	5,017	3,563	2,681	1,784	1,526	1,055
1998	16,412	—	—	—	—	4,835	15,220	15,045	12,962	11,021	7,987	5,582	3,625
1999	12,925	—	—	—	—	—	3,761	11,331	10,862	9,750	8,278	6,675	3,898
2000	20,596	—	—	—	—	—	—	8,895	23,444	22,559	20,318	17,196	10,776
2001	43,133	—	—	—	—	—	—	—	17,630	50,327	50,967	45,713	31,175
2002	72,288	—	—	—	—	—	—	—	—	22,340	70,813	72,024	52,432
2003	87,317	—	—	—	—	—	—	—	—	—	36,067	94,564	73,265
2004	87,835	—	—	—	—	—	—	—	—	—	—	23,365	52,620
2005	77,237	—	—	—	—	—	—	—	—	—	—	—	13,633

Total		$3,412	$4,691	$5,611	$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$243,420

Cumulative Collections (1)

													Total
													Through
Purchase	Purchase	Total Through December 31,											September 30,
Period	Price(2)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
		(dollars in thousands)
1994	$1,427	$345	$2,108	$3,538	$4,543	$5,190	$5,647	$6,004	$6,262	$6,438	$6,626	$6,752	$6,848
1995	1,519	—	388	1,954	3,613	4,731	5,517	6,225	6,697	7,040	7,318	7,545	7,719
1996	3,844	—	—	827	4,591	7,676	10,277	12,375	13,815	14,856	15,672	16,359	16,848
1997	4,345	—	—	—	1,682	6,601	12,174	17,191	20,754	23,435	25,219	26,745	27,800
1998	16,412	—	—	—	—	4,835	20,055	35,100	48,062	59,083	67,070	72,652	76,277
1999	12,925	—	—	—	—	—	3,761	15,092	25,954	35,704	43,982	50,657	54,555
2000	20,596	—	—	—	—	—	—	8,895	32,339	54,898	75,216	92,412	103,188
2001	43,133	—	—	—	—	—	—	—	17,630	67,957	118,924	164,637	195,812
2002	72,288	—	—	—	—	—	—	—	—	22,340	93,153	165,177	217,609
2003	87,317	—	—	—	—	—	—	—	—	—	36,067	130,631	203,896
2004	87,835	—	—	—	—	—	—	—	—	—	—	23,365	75,985
2005	77,237	—	—	—	—	—	—	—	—	—	—	—	13,633
Cumulative Collections as Percentage of Purchase Price (1)

													Total
													Through
Purchase	Purchase	Total Through December 31,											September 30,
Period	Price(2)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
1994	$1,427	24%	148%	248%	318%	364%	396%	421%	439%	451%	464%	473%	480%
1995	1,519	—	26	129	238	311	363	410	441	463	482	497	508
1996	3,844	—	—	22	119	200	267	322	359	386	408	426	438
1997	4,345	—	—	—	39	152	280	396	478	539	580	616	640
1998	16,412	—	—	—	—	29	122	214	293	360	409	443	465
1999	12,925	—	—	—	—	—	29	117	201	276	340	392	422
2000	20,596	—	—	—	—	—	—	43	157	267	365	449	501
2001	43,133	—	—	—	—	—	—	—	41	158	276	382	454
2002	72,288	—	—	—	—	—	—	—	—	31	129	228	301
2003	87,317	—	—	—	—	—	—	—	—	—	41	150	234
2004	87,835	—	—	—	—	—	—	—	—	—	—	27	87
2005	77,237	—	—	—	—	—	—	—	—	—	—	—	18

(1)	Does not include proceeds from sales of any receivables.

(2)	Purchase amount refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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
     Below is a chart that illustrates our quarterly collections for years 2001 through September 30, 2005.
Total Cash Collections

Quarter	2001	2002	2003	2004	2005
First	$15,592,577	$27,297,721	$44,017,730	$65,196,055	$80,397,640
Second	17,661,537	30,475,078	51,190,533	67,566,031	84,862,856
Third	17,766,800	29,337,914	48,622,829	66,825,822	78,159,364
Fourth	20,046,733	33,429,419	53,988,333	68,339,797	—
     Below is a table that illustrates the percentages by source of our total collections:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Traditional collections	49.75%	54.76%	52.45%	58.18%
Legal collections	37.20	32.36	35.32	30.15
Other collections	13.05	12.88	12.23	11.67

Total collections	100.00%	100.00%	100.00%	100.00%

     The following chart categorizes our purchased receivables portfolios acquired during January 1, 1990 through September 30, 2005 and into major asset types, as of September 30, 2005.

	Face Value of
	Charged-off		No. of
Asset Type	Receivables (2)%		Accounts	%
Visa(R)/MasterCard(R)/Discover(R)	$9,535,339,642	43.3%	4,141,217	19.3%
Private Label Credit Cards	3,032,186,249	13.8	4,545,382	21.2
Telecommunications/Utility/Gas	2,558,051,286	11.6	6,146,978	28.6
Auto Deficiency	1,388,816,864	6.3	248,811	1.2
Health Club	1,355,169,052	6.1	1,393,087	6.5
Installment Loans	651,081,700	3.0	209,587	1.0
Other (1)	3,502,647,971	15.9	4,773,388	22.2

Total	$22,023,292,764	100.0%	21,458,450	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
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
     The following chart categorizes our purchased receivables portfolios acquired during January 1, 1990 through September 30, 2005 into major account types as of September 30, 2005.

	Face Value of
	Charged-off		No. of
Account Type	Receivables (2)%		Accounts	%
Fresh	$1,053,059,039	4.8%	436,735	2.0%
Primary	3,833,748,292	17.4	2,554,619	11.9
Secondary	3,722,036,308	16.9	3,814,847	17.8
Tertiary (1)	12,142,808,573	55.1	13,986,342	65.2
Other	1,271,640,552	5.8	665,907	3.1

Total	$22,023,292,764	100.0%	21,458,450	100.0%

(1)	This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

     We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivables portfolios acquired during January 1, 1990 through September 30, 2005 based on geographic location of debtor, as of September 30, 2005.

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables (3)%		Accounts	%
Texas (1)	$3,010,372,446	13.7%	2,635,291	12.3%
California	2,491,158,691	11.3	2,690,677	12.5
Florida (1)	2,062,710,550	9.4	1,471,002	6.9
Michigan (1)	1,561,218,173	7.1	1,876,874	8.8
New York	1,323,172,682	6.0	1,141,125	5.3
Ohio (1)	1,232,211,505	5.6	1,442,486	6.7
Illinois (1)	1,028,199,762	4.7	1,338,322	6.2
Pennsylvania	666,661,661	3.0	575,186	2.7
North Carolina	621,393,002	2.8	489,519	2.3
Georgia	552,848,810	2.5	480,600	2.2
Other (2)	7,473,345,482	33.9	7,317,368	34.1

Total	$22,023,292,764	100.0%	21,458,450	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
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
   Borrowings
     We maintain a $100.0 million line of credit secured by a first priority lien on all of our assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon our liquidity, as defined in the credit agreement. Alternately, at our discretion, we may borrow by entering into 30, 60 or 90 day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our line of credit includes an accordion loan feature that allows us to request a $20.0 million increase in the credit facility. The line of credit has certain covenants and restrictions that we must comply with, which, as of September 30, 2005, we believe we were in compliance with, including:
•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes;

•	leverage ratio (as defined in the line of credit agreement) cannot exceed 1.5 to 1.0;

•	debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004 which required a balance of $173.9 million as of September 30, 2005.
     During February 2004, we used $37.7 million of the proceeds from our initial public offering to reduce the outstanding amount on our line of credit. There was no outstanding balance on our line of credit at September 30, 2005.
     At December 31, 2003, we had a note payable outstanding to a related party totaling $39.6 million including principal and accrued interest. During February 2004, we used $40.0 million of the proceeds from our initial public offering to pay our related party debt in full.

  Cash Flows
     The majority of our purchases have been funded with internal cash flow. For the nine months ended September 30, 2005, we invested $75.7 million in purchased receivables, net of buybacks, while only borrowing $10.5 million against our line of credit, which was subsequently repaid and had no outstanding balance as of September 30, 2005. Our cash balance has increased from $14.2 million at December 31, 2004 to $52.3 million as of September 30, 2005.
     Our operating activities provided cash of $74.4 million and $39.9 million for the nine months ended September 30, 2005 and 2004, respectively. Cash provided by operating activities for the nine months ended September 30, 2005 was generated primarily from net income earned through cash collections. Cash provided by operating activities for the nine months ended September 30, 2004 was reduced by a $19.0 million cash payment of withholding taxes and employer taxes related to the share appreciation rights.
     Investing activities used cash of $36.2 million and $16.3 million for the nine months ended September 30, 2005 and 2004, respectively. Cash used for investing purposes in the nine months ended September 30, 2005 and 2004 was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal.
     Financing activities used cash of $0.1 million and $17.5 million for the nine months ended September 30, 2005 and 2004, respectively. Cash used by financing activities for the first nine months of 2005 was due to repayments on capital lease obligations. Cash provided by financing activities in the first nine months of 2004 was primarily due to proceeds from our initial public offering and borrowings on our line of credit offset by repayments on our line of credit and the repayment of our related party notes payable.
     Cash paid for interest was $0.3 million and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively. Cash paid for interest in the nine months ended September 30, 2005 was related to the line of credit. Cash paid for interest in the nine months ended September 30, 2004 consisted of $1.0 million for the line of credit and $0.4 million paid for the related party debt.
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

Future Contractual Cash Obligations
     The following table summarizes our future contractual cash obligations as of September 30, 2005:

	Year Ending December 31,
	2005	2006	2007	2008(1)	2009	Thereafter
Capital lease obligations	$42,382	$129,173	$54,682	$9,514	$—	$—
Operating lease obligations	1,403,141	6,132,650	5,903,767	4,966,757	4,129,345	15,338,799
Purchased receivables (2)	—	—	—	—	—	—
Line of credit (1)	—	—	—	—	—	—
Employment agreements	283,750	976,250	—	—	—	—

Total	$1,729,273	$7,238,073	$5,958,449	$4,976,271	$4,129,345	$15,338,799

(1)	To the extent that a balance is outstanding on our line of credit, it would be due in May 2008. There was no outstanding balance on our line of credit as of September 30, 2005.

(2)	During the nine months ended September 30, 2004, we entered into four forward flow contracts that commit us to purchase receivables for a fixed percentage of the face amount of the receivables. Three of the four forward flow contracts were renewed during 2005 with terms beyond September 2005 with the last contract expiring December 2006. The remainder of those three contracts call for monthly purchases of approximately $330,000, depending upon circumstances.

Off-Balance Sheet Arrangements
     We currently do not have any off-balance sheet arrangements.
Internal Revenue Code Section 6050P and Related Treasury Regulations
     Internal Revenue Code Section 6050P and the related Treasury Regulations, in certain circumstances, require creditors to send out Form 1099-C information returns to those debtors whose debt, in an amount in excess of $600, has been deemed to have been forgiven for tax purposes, thereby alerting them to the amount of the forgiveness and the fact that such amount may be taxable income to them. Under these regulations, a debt is deemed to have been forgiven for tax purposes if (i) there has been no payment on the debt for 36 months and if there were no “bona fide collection activities” (as defined in the regulation) for the preceding 12 month period, (ii) the debt was settled for less than the full amount or (iii) other similar situations outlined in the regulations. U.S. Treasury Regulation Section 1.6050P-2 became final in 2004 and is effective for 2005 and forward and indicates that the rules apply to companies who acquire indebtedness and, therefore, we will need to comply with the reporting requirements. Our cost of compliance with these regulations is uncertain. In some instances, we may engage in additional monitoring activities of accounts and will send 1099-C information returns, which will increase our administrative costs. If we are required to send a 1099-C information return, it may become more difficult to collect from those accounts because debtors may perceive the 1099-C as notice of debt relief rather than as tax information.
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
     Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is calculated for each static pool of receivables based on the projected cash flows and applied to the balance of the static pool. The resulting revenue recognized is based on the IRR applied to the remaining balance of each static pool of accounts. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Beginning January 2005, if revised cash flow estimates are less than the original estimates, SOP 03-3 requires that the IRR remain unchanged and an immediate impairment be recognized. If cash flow estimates increase subsequent to recording an impairment, SOP 03-3 requires reversal of the previously recognized impairment before any increases to the IRR are made.
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

New Accounting Pronouncements
   SFAS No. 123(R), “Share-Based Payment”
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires all stock-based compensation awards granted to employees be recognized in the consolidated financial statements at fair value, similar to that prescribed under SFAS No. 123 and is effective for the first fiscal year beginning after June 15, 2005. We adopted the fair value recognition provisions of SFAS No. 123 effective January 2004 and therefore, adoption of SFAS No. 123(R) is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk relates to the interest rate risk with our variable line of credit. The average borrowings on the variable line of credit were $0.2 million and $21.5 million for the nine months ended September 30, 2005 and 2004, respectively. Assuming a 200 basis point increase in interest rates on our variable rate debt, interest expense would have increased approximately $3,000 and $306,000 for the nine months ended September 30, 2005 and 2004, respectively. The estimated increases in interest expense are based on the portion of our variable interest debt that is not offset by interest rate swap agreements and assumes no changes in the volume or composition of the debt. As of September 30, 2005, we did not have any borrowings against our variable line of credit. We currently do not have any swap or hedge agreements outstanding.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. Currently, we are named in one class action lawsuit in which an underlying class has been certified. Additionally, as of November 1, 2005, we were named in nine class action lawsuits in which the underlying classes have not been certified. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.
     We are not a party to any material legal proceedings. However, we expect to continue to initiate collection lawsuits as a part of the ordinary course of our business (resulting occasionally in countersuits against us) and we may, from time to time, become a party to various other legal proceedings arising in the ordinary course of business.
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
     These options were issued in private placements in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Each option entitles the holder to purchase one share of our common stock at the exercise price shown below. Pursuant to this program, the following options have been issued to the non-management directors:

Director	Option Grant Date	Number of Options	Exercise Price
Jennifer L. Adams	August 17, 2005	543	$27.61
Terrence L. Daniels	August 17, 2005	543	$27.61
Donald Haider	August 17, 2005	543	$27.61
Anthony Ignaczak	August 17, 2005	543	$27.61
H. Eugene Lockhart	August 17, 2005	543	$27.61
     On July 29, 2005, Darren Bradshaw, the Company’s Director of Internal Audit received an option to purchase 10,000 shares of common stock of the Company which will vest 25% on each of the following dates: January 1, 2006, January 1, 2007, January 1, 2008 and January 1, 2009.

Employee	Option Grant Date	Number of Options	Exercise Price
Darren Bradshaw	July 29, 2005	10,000	$27.34

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

ASSET ACCEPTANCE CAPITAL CORP.

Date: November 3, 2005	By:	/s/ Nathaniel F. Bradley IV

Nathaniel F. Bradley IV
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2005	By:	/s/ Mark A. Redman

Mark A. Redman
Vice President – Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
EX-31.1	Rule 13a-14(a) Certification of Chief Executive Officer

EX-31.2	Rule 13a-14(a) Certification of Chief Financial Officer

EX-32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer