Form 10-K
period 2005-12-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2006-02-27
CIK 1264707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number 000-50552

Asset Acceptance Capital Corp.
(Exact name of registrant as specified in its charter)

Delaware	80-0076779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on February 15, 2006 (based on the February  15, 2006 closing sales price of $17.70 of the Registrant’s Common Stock, as reported on The Nasdaq National Market on such date) was $259,420,032.

Number of shares outstanding of the Registrant’s Common Stock at February 15, 2006:

37,205,115 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2006 Annual Meeting of Stockholders to be held on May 16, 2006 are incorporated by reference into Part III of this Report.

ASSET ACCEPTANCE CAPITAL CORP.

Annual Report on Form 10-K

Annual Report on Form 10-K

This Form 10-K and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I

Item 1.	Business

General

We have been purchasing and collecting defaulted or charged-off accounts receivable portfolios from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, retail merchants, telecommunications and other utility providers as well as from resellers and other holders of consumer debt. Since these receivables are delinquent or past due, we are able to purchase them at a substantial discount to their face value. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits. We currently do not collect on a commission or contingent fee basis. Since January 1, 1990, we have purchased 863 consumer debt portfolios through December 31, 2005, with an original charged-off face value of $22.9 billion for an aggregate purchase price of $455.4 million, or 1.99% of face value, net of buybacks. On average, we have been able to collect more than three times the amount paid for a portfolio, as measured over a five-year period from the date of purchase.

When considering whether to purchase a portfolio, we conduct a quantitative and qualitative analysis of the portfolio to appropriately price the debt and determine whether the portfolio will yield collections consistent with our goals. This analysis includes the use of our pricing and collection probability model and draws upon our extensive experience in the industry. We have developed experience across a wide range of asset types at various stages of delinquency, having made purchases across more than 20 different asset types from over 100 different debt sellers since 2000. We selectively deploy our capital in the primary, secondary and tertiary markets where typically between one and three collection agencies have already tried to collect the debt. We believe we are well positioned to acquire charged-off accounts receivable portfolios as a result of our being price competitive, long-standing history in the industry, relationships with debt sellers, consistency of performance and attention to post-sale service.

Unlike many third party collection agencies that typically attempt to collect the debt only for a period of three to six months, we generally take a long-term approach, in excess of five years, to the collection effort as we are the owners of the debt. We apply an approach that encourages cooperation with the debtors to make a lump sum settlement payment in full or to formulate a repayment plan. For those debtors who we believe are able to repay the debt but who are unwilling to do so, we will proceed with legal remedies to obtain our collections. In part, through our strategy of holding the debt for the long-term, we have established a methodology of converting debtors into paying customers. In addition, our approach allows us to invest in various collection management and analysis tools that may be too costly for traditional, more short-term oriented, collection agencies, as well as to pursue legal collection strategies as appropriate. In many cases, we continue to receive collections on individual portfolios beyond the tenth anniversary of its purchase.

History and Reorganization

Initial Operations — Pre-January 2000

Lee Acceptance Company was formed in 1962 by Rufus H. Reitzel, Jr. as a sole proprietorship for the purpose of purchasing and collecting charged-off consumer receivables. Nathaniel F. Bradley IV, our President and Chief Executive Officer, joined Lee Acceptance Company in 1979. In 1982, Lee Acceptance Company was incorporated as Lee Acceptance Corp. The business of purchasing and collecting charged-off consumer receivables was subsequently conducted by Mr. Reitzel and Mr. Bradley through several successor companies.

In 1994, in an effort to take advantage of tax planning opportunities available for S corporations, Mr. Reitzel and Mr. Bradley formed Asset Acceptance Corp. for the purpose of purchasing and collecting charged-off consumer receivables and formed Consumer Credit Corp. for the purpose of financing sales of consumer product retailers located primarily in Michigan.

Subsequently, Mr. Reitzel and Mr. Bradley formed Financial Credit Corp. in 1997 for the purpose of purchasing and collecting portfolios of charged-off consumer receivables of health clubs and CFC Financial Corp. in 1998 for the purpose of purchasing and collecting portfolios of charged-off consumer receivables of utility companies and small balance portfolios, both of which were affiliate corporations of Asset Acceptance Corp. and Consumer Credit Corp.

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

September 2002 — Reorganization

In September 2002, Mr. Reitzel and Mr. Bradley formed Asset Acceptance Holdings LLC, a Delaware limited liability company, for the purpose of consummating an equity recapitalization, with Consumer Credit Corp. and AAC Holding Corp. (which was renamed RBR Holding Corp. in October 2002), as the initial equity members of Asset Acceptance Holdings LLC. Effective September 30, 2002, AAC Investors, Inc. acquired a 60% equity interest in Asset Acceptance Holdings LLC from RBR Holding Corp. and Consumer Credit Corp. which collectively retained a 40% equity interest. In connection with this recapitalization, RBR Holding Corp. and Consumer Credit Corp. received 39% and 1%, respectively, of the equity membership interests of Asset Acceptance Holdings LLC and $45,550,000 and $250,000, respectively, in cash. The majority of the cash proceeds were subsequently distributed to the owners of RBR Holding Corp. and Consumer Credit Corp. At the time of this recapitalization, Rufus H. Reitzel, Jr, Nathaniel F. Bradley IV, our President and Chief Executive Officer and Mark A. Redman, our Vice President-Finance and Chief Financial Officer, beneficially owned 57%, 38% and 5%, respectively, of RBR Holding Corp. and 60%, 40% and 0%, respectively, of Consumer Credit Corp. Through this recapitalization, the businesses of Asset Acceptance Corp., Financial Credit Corp., CFC Financial Corp., Consumer Credit Corp. and the portfolio assets of Lee Acceptance Corp. were contributed to the subsidiaries of Asset Acceptance Holdings LLC. After September 30, 2002, the business of purchasing and collecting portfolios of charged-off consumer receivables previously conducted by AAC Holding Corp. and its subsidiaries and the business of financing sales of consumer product retailers previously conducted by Consumer Credit Corp. were effected through this newly formed company and its subsidiaries. Consumer Credit Corp. was merged into RBR Holding Corp. in January 2003.

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

Reorganization

On February 4, 2004, immediately prior to the commencement of our initial public offering, all of the shares of capital stock of AAC Investors, Inc., an affiliate of Quad-C Management, Inc., a private equity firm based in Charlottesville, Virginia, and RBR Holding Corp., which held 60% and 40%, respectively, of the equity membership interests in Asset Acceptance Holdings LLC, were contributed to Asset Acceptance Capital Corp. in exchange for shares of common stock of Asset Acceptance Capital Corp. The total number of shares issued to the stockholders of AAC Investors, Inc. and RBR Holding Corp. in such exchange was 28,448,449 with 16,004,017 shares and 12,444,432 shares issued to the stockholders of AAC Investors, Inc. and the stockholders of RBR Holding Corp., respectively. As a result of this reorganization, Asset Acceptance Holdings LLC and its subsidiaries became indirect wholly-owned subsidiaries of Asset Acceptance Capital Corp. The foregoing is referred to herein as the “Reorganization”. Immediately prior to the Reorganization, all of the shares of AAC Investors, Inc. were held by AAC Quad-C Investors LLC, an affiliate of Terrence D. Daniels and Anthony R. Ignaczak, both of whom serve on our board of directors, and substantially all of the shares of RBR Holding Corp. were held by Rufus H. Reitzel, Jr., Nathaniel F. Bradley IV, our President and Chief Executive Officer, Mark A. Redman, our Vice President-Finance and Chief Financial Officer, and their affiliates.

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

Currently, Asset Acceptance, LLC purchases and holds portfolios in all asset types except for healthcare. Rx Acquisitions, LLC purchases and holds portfolios solely in healthcare.

Set forth below is a diagram depicting our current structure:

As used in this Annual Report, all references to us mean:

•	after the Reorganization, Asset Acceptance Capital Corp., a Delaware corporation (referred to in our financial statements as the “Company”);

•	from October 1, 2002 to the Reorganization, AAC Investors, Inc., including its subsidiary, Asset Acceptance Holdings LLC (referred to collectively in our financial statements as the “Company”); and

•	from January 1, 2000 through September 30, 2002, our predecessors, RBR Holding Corp., Consumer Credit Corp. and Lee Acceptance Corp. (referred to collectively in our financial statements as the “predecessor”).

Purchasing

Typically, we purchase our portfolios in response to a request to bid received via e-mail or telephone. In addition to these requests, we have developed a marketing and acquisitions team that contacts and cultivates relationships with known and prospective sellers of portfolios in our core markets and in new markets for different asset types. We have purchased portfolios from over 100 different debt sellers since 2000, including many of the largest consumer lenders in the United States. Although 10% or more of the money we spend on our purchases in a year may be paid to a single debt seller, historically, we have not purchased more than 10% from the same debt seller in consecutive years. In 2003, we purchased one portfolio for $17.3 million (adjusted for buybacks through 2005) that accounted for 5.9% and 6.3% of our revenues in 2005 and 2004, respectively, which we believe will account for a declining percentage of our revenues in 2006 and beyond. While we have no policy limiting purchases from single debt sellers, we purchase from a diverse set of suppliers and our purchasing decisions are based upon constantly changing economic and competitive environments as opposed to long-term relationships with particular suppliers. During 2004, we entered into five forward flow contracts that commit us to purchase receivables for a fixed percentage of the face value of the receivables. Three of the five forward flow contracts were renewed during 2005 with only one of these forward flow contracts having terms beyond 2005 and this contract is expiring in February 2006. There were no new contracts entered into during 2005. These contracts commit a debt seller to sell a steady flow of charged-off receivables to us and commit us to purchase receivables for a fixed percentage of the face value. We have entered into such contracts in the past and may do so in the future depending on market conditions.

We purchase our portfolios through a variety of sources, including consumer credit originators, private brokers or agents and debt resellers. Debt resellers are debt purchasers that sell some or all of the debt they purchase. Generally, the portfolios are purchased either in competitive bids through a sealed bid or, in some cases, through an on-line process or through privately-negotiated transactions between the credit originator or other holders of consumer debt and us.

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

Once we have compiled and analyzed available data, we factor in market conditions and determine an appropriate bid price or bid range. The recommended bid price or bid range, along with a summary of our due diligence, is submitted to our investment committee and, for purchases in excess of a certain corporate threshold, to our audit committee for review and approval. After appropriate approvals and acceptance of our offer by the seller of the portfolio, a purchase agreement is negotiated. Provisions are generally incorporated for bankrupt, disputed, fraudulent or deceased accounts and, typically, the credit originator either agrees to repurchase these accounts or replace them with acceptable replacement accounts within certain time frames, generally within 60 to 240 days. Upon execution of the agreement, the transaction is funded.

The following chart categorizes our purchased receivable portfolios acquired during January 1, 1990 through December 31, 2005 into the major asset types, as of December 31, 2005.

	Face Value of
	Charged-off		No. of
Asset Type	Receivables(3)%		Accounts	%

Visa®/MasterCard®/Discover®	$9,962,353,796	43.5%	4,304,317	19.4%
Private Label Credit Cards	3,201,047,024	14.0	4,696,711	21.2
Telecommunications/Utility/Gas(1)	2,005,893,955	8.8	4,730,842	21.4
Auto Deficiency	1,388,803,405	6.1	248,808	1.1
Health Club	1,378,135,889	6.0	1,410,417	6.4
Wireless Telecommunications	727,678,691	3.2	1,711,900	7.7
Installment Loans	651,081,701	2.8	209,392	1.0
Other(2)	3,559,786,715	15.6	4,831,388	21.8

Total	$22,874,781,176	100.0%	22,143,775	100.0%

(1)	This excludes the wireless telecommunication purchased receivable portfolios.

(2)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) consisting of approximately 3.8 million accounts.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

The age of a charged-off consumer receivables portfolio, or the time since an account has been charged-off, is an important factor in determining the value at which we will offer to purchase a receivables portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older receivables are typically more difficult to collect. The accounts receivable management industry places receivables into the following categories depending on the number of collection agencies that have previously attempted to collect on the receivables and age of the receivables:

•	Fresh accounts are typically 120 to 270 days past due, have been charged-off by the credit originator and are either being sold prior to any post charged-off collection activity or are placed with a third party collector for the first time. These accounts typically sell for the highest purchase price.

•	Primary accounts are typically 270 to 360 days past due, have been previously placed with one third party collector and typically receive a lower purchase price.

•	Secondary and tertiary accounts are typically more than 360 days past due, have been placed with two or three third party collectors and receive even lower purchase prices.

We specialize in the primary, secondary and tertiary markets, but we will purchase accounts at any point in the delinquency cycle. We deploy our capital within these markets based upon the relative values of the available debt portfolios.

The following chart categorizes our purchased receivable portfolios acquired during January 1, 1990 through December 31, 2005 into the major account types, as of December 31, 2005.

	Face Value of
	Charged-off		No. of
Account Type	Receivables(2)%		Accounts	%

Fresh	$1,075,702,836	4.7%	454,273	2.1%
Primary	3,923,334,829	17.1	2,627,858	11.9
Secondary	4,002,709,199	17.5	4,168,878	18.8
Tertiary(1)	12,597,705,058	55.1	14,226,580	64.2
Other	1,275,329,254	5.6	666,186	3.0

Total	$22,874,781,176	100.0%	22,143,775	100.0%

(1)	This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivable portfolios acquired during January 1, 1990 through December 31, 2005 based on geographic location of debtor, as of December 31, 2005.

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables(3)%		Accounts	%

Texas(1)	$3,181,150,467	13.9%	2,732,989	12.3%
California	2,580,201,864	11.3	2,770,337	12.5
Florida(1)	2,187,151,428	9.6	1,559,584	7.1
Michigan(1)	1,775,195,162	7.8	2,235,160	10.1
New York	1,371,925,233	6.0	1,169,626	5.3
Ohio(1)	1,259,291,274	5.5	1,461,188	6.6
Illinois(1)	1,056,668,900	4.6	1,357,510	6.1
Pennsylvania	691,720,868	3.0	594,952	2.7
North Carolina	664,125,017	2.9	527,259	2.4
Georgia	581,323,535	2.5	514,555	2.3
Other(2)	7,526,027,428	32.9	7,220,615	32.6

Total	$22,874,781,176	100.0%	22,143,775	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

Collection Operations

Our collection operations seek to maximize the recovery of our purchased charged-off receivables in a cost-effective manner. We have organized our collection platform into a number of specialized departments which include collection, legal collection and bankruptcy and probate recovery.

Generally, our collection efforts begin in our collection department and, if warranted, move to our legal collection department. If the collection account involves a bankrupt debtor or a deceased debtor, our bankruptcy and probate recovery department will review and manage the account. If the collection account merits outsourcing to a third party collection agency, our agency forwarding department handles the matter. Finally, our information acquisition department utilizes a network of data providers to increase recovery rates and promote account representative efficiency in all of our departments.

Collection Department

Our collection department accounts for the majority of our collections. Once a portfolio is purchased, we perform a portfolio review in order to formulate and apply what we believe to be an effective collection strategy. This review includes a series of data preparation and information acquisition steps to provide the necessary information to begin collection efforts. Portfolio accounts are assigned, sorted and prioritized to account representative queues based on product type, account status, various internal and external collectibility predictors, account demographics, balance sizes and other attributes.

Although we prefer to collect the majority of our charged-off receivable portfolios through our internal collection operations, in some cases, we believe it can be more effective and cost-efficient to outsource collections. We will consider outsourcing collections involving states with unfavorable legal or regulatory climates for collections. In addition, we may also consider outsourcing relatively small balance accounts so that our account representatives can focus on relatively larger balance accounts. We have developed a network of third party collection agencies to service accounts when we believe the accounts would be better served by outsourcing to an outside collection agency.

We train our account representatives to be full service account representatives who handle substantially all collection activity related to their accounts, including manual and automated dialer outbound calling activity, inbound call management, skip tracing or debtor location efforts, referrals to pursue legal action and settlement and payment plan negotiation. In order to increase collections on accounts, non-paying accounts are periodically reassigned to new account representatives. Our performance based collection model is driven by a bonus program that allows account representatives to earn bonuses based on their personal collection goals. In addition, we monitor our account representatives for compliance with the federal and state debt collection laws.

When an initial telephone contact is made with a debtor, the account representative is trained to go through a series of questions in an effort to obtain accurate location and financial information on the debtor, the reason the debtor may have defaulted on the account, the debtor’s willingness to pay and other relevant information that may be helpful in securing satisfactory settlement or payment arrangements. Account representatives are encouraged to attempt to collect the balance in full in one lump sum payment prior to the end of the month. If full payment is not available, the account representative will attempt to negotiate a settlement on the balance in the highest amount within the shortest time frame. We maintain settlement guidelines that account representatives, supervisors and managers must follow in an effort to maximize recoveries. Exceptions are handled by management on an account by account basis. If the debtor is unable to pay the balance in full or settle within allowed guidelines, monthly installment plans are encouraged in order to have the debtor resume a regular payment habit. Our experience has shown that debtors are more likely to respond to this approach which can result in a payment plan or settlement in full in the future.

If an account representative is unable to establish contact with a debtor, we require the account representative to undertake skip tracing procedures to locate, initiate contact and collect from the debtor. Skip tracing efforts are performed at the account representative level and by third party information providers on a larger scale. Each account representative has access to internal and external information databases that interface with our collection system at the desktop level. In addition, we have several information providers from whom we acquire information that is either systematically or manually validated and used in our collection and location efforts. Using these methods, we periodically refresh and supply updated account information to our account representatives to increase contact with debtors.

If voluntary payments cannot be established with the debtor, we have trained our account representatives to identify opportunities to pursue legal action against those debtors with an ability, but not the willingness, to pay.

Using our lawsuit guidelines, our account representatives recommend debtors for us to commence litigation in an effort to stimulate collections.

Legal Collection Department

In the event collection has not been obtained through our collection department and the opportunity for legal action is verified through our internal process, we pursue a legal judgment against the debtor. In addition to the accounts identified for legal action by our account representatives, we identify accounts to pursue legal action on a batch process based on predetermined criteria. Our legal collection department is comprised of an in-house legal department, including collection attorneys and non-attorney legal account representatives, and a legal forwarding department.

For accounts in states where we have a local presence, and in some cases, adjacent states, we prefer to pursue an in-house legal strategy as it provides us with a greater ability to manage the process. We currently have in-house capability in Arizona, Florida, Illinois, Maryland, Michigan, New Jersey, Ohio, Texas and Virginia. In each of these states, we have designed our legal policies and procedures to maintain compliance with state and federal laws while pursuing available legal opportunities. We will continue to pursue selective and opportunistic expansion in various geographic regions.

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

Competition

The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators that manage their own consumer receivables. Some of these companies may have substantially greater personnel and financial resources and may experience lower account representative and employee turnover rates than we do. We believe that increasing amounts of capital have been invested in the debt collection industry, which could lead to further increases in prices for portfolios of charged-off accounts receivables, the enhanced ability of third parties to collect debt and the reduction in the number of portfolios of charged-off accounts receivables available for purchase. In addition, companies with greater financial resources may elect at a future date to enter the consumer debt collection business. Furthermore, current debt sellers may change strategies and cease selling debt portfolios in the future.

Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified debt account representatives. In addition, some of our competitors may have entered into forward flow contracts under which consumer credit originators have agreed to transfer a steady flow of charged-off receivables to them in the future, which could restrict those credit originators from selling receivables to us.

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

Technology Platform

We believe that information technology is critical to our success. Our key systems have been purchased from outside vendors and, with our input, have been tailored to meet our particular business needs. We have a staff of over 50 full-time employees who monitor and maintain our information technology and communications structure. Additionally, we believe we have relationships with many of our key vendors that will allow any system failure to be remedied in an expeditious manner. Our centralized data center is in our Warren, Michigan headquarters and all offices are connected to this data center. This provides for one standard system in every one of our offices with all employees accessing the same database.

We license our collection software and complementary products from Ontario Systems LLC, a leading provider to the collection industry. This software has enabled us to:

•	automate the loading of accounts in order to begin collecting accounts soon after purchase;

•	segment the accounts into dispositions for collection prioritization;

•	access over 25 approved service partners including third party letter production and mailing vendors, credit reporting services and information service providers;

•	interface with an automated dialer to increase the number of contacts with our debtors;

•	connect to a document imaging system to allow our employees, with appropriate security clearance, to view scanned documents on accounts from their workstations while working on an account;

•	limit an employee’s ability to work outside of company guidelines;

•	query the entire database for any purpose which may be used for collection, reporting or other business matters; and

•	establish parameters to comply with federal and state laws.

Our collection software resides on a Hewlett-Packard® system that was most recently upgraded in December 2005. This platform currently handles over 20 million of our accounts and we believe it is scalable to handle our anticipated growth for the near future.

We maintain a Microsoft Windows® 2003 based network that supports our back office functions including time and attendance systems, payroll and MAS200® accounting software. We expect that our MAS200® accounting software will be transitioned to Navisiontm software during 2006.

In order to minimize the potential for a disaster or other interruption of data or telephone communications that are critical to our business, we have:

•	a diesel generator sufficient in size to power our entire Warren headquarters building which houses our primary server;

•	a back-up server located in our Wixom, Michigan office sufficient in size to handle our database;

•	an ability to have inbound phone calls rerouted to other offices;

•	fire suppression systems in our primary and back-up data centers;

•	redundant data paths to each of our call center offices;

•	daily back-up of all of our critical applications with the tapes transported offsite to a secure data storage facility by a third party service provider; and

•	data replication in our primary server to preserve data in the event of a failure of a storage drive.

Regulation and Legal Compliance — Collection Activities

Federal and state statutes establish specific guidelines and procedures which debt account representatives must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable federal laws and comparable state statutes in all of our recovery activities, even in circumstances in which we may not be specifically subject to these laws. As part of this policy, we monitor our account representatives and other activities for compliance with federal and state collection laws. Our failure to comply with these laws could lead to fines on us and on our account representatives and could have a material adverse effect on us in the event and to the extent that they apply to some or all of our recovery activities. Court rulings in various jurisdictions also impact our ability to collect.

Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors. Significant federal laws and regulations applicable to our business as a debt collector include the following:

•	Fair Debt Collection Practices Act (“FDCPA”). This act imposes obligations and restrictions on the practices of consumer debt collectors, including specific restrictions regarding communications with debtors, including the time, place and manner of the communications. This act also gives consumers certain rights, including the right to dispute the validity of their obligations.

•	Fair Credit Reporting Act/ Fair and Accurate Credit Transaction Act of 2003. The Fair Credit Reporting Act and its amendment entitled the Fair and Accurate Credit Transaction Act of 2003 (“FACT Act”) places requirements on credit information providers regarding verification of the accuracy of information provided to credit reporting agencies and requires such information providers to investigate consumer disputes concerning the accuracy of such information. The FACT Act also requires certain conduct in the cases of identity theft and direct disputes to the creditor. We provide information concerning our accounts to the three major credit-reporting agencies, and it is our practice to correctly report this information and to investigate credit-reporting disputes in a timely fashion.

•	The Financial Privacy Rule. Promulgated under the Gramm-Leach-Bliley Act, this rule requires that financial institutions, including collection agencies, develop policies to protect the privacy of consumers’ private financial information and provide notices to consumers advising them of their privacy policies. It also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as allowed in connection with our collection efforts, our consumers are not entitled to any opt-out rights under this act. Both this rule and the Safeguards Rule described below are enforced by the Federal Trade Commission, which has retained exclusive jurisdiction over its enforcement, and does not afford a private cause of action to consumers who may wish to pursue legal action against a financial institution for violations of this act.

•	The Safeguards Rule. Also promulgated under the Gramm-Leach-Bliley Act, this rule specifies that we must safeguard financial information of consumers and have a written security plan setting forth information technology safeguards and the ongoing monitoring of the storage and safeguarding of electronic information.

•	Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House (“ACH”) system to make electronic funds transfers. All ACH transactions must comply with the rules of the National Automated Check Clearing House Association (“NACHA”) and Uniform Commercial Code § 3-402. This act, the NACHA regulations and the Uniform Commercial Code give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction.

•	Telephone Consumer Protection Act. In the process of collecting accounts, we use automated dialers to place calls to consumers. This act and similar state laws place certain restrictions on telemarketers and users of automated dialing equipment who place telephone calls to consumers.

•	Health Insurance Portability and Accountability Act (“HIPAA”). This act requires that healthcare institutions provide safeguards to protect the privacy of consumers’ healthcare information. As a debt buyer collecting on medical debt we are considered a business associate to the healthcare institutions and are required to abide by HIPAA. We have a dedicated subsidiary called Rx Acquisitions, LLC which directly holds and collects all of our healthcare receivables.

•	U.S. Bankruptcy Code. In order to prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions.

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

Federal laws which regulate credit originators require, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts. Consumers are entitled under current laws to have payments and credits applied to their accounts promptly, to receive prescribed notices, and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. These laws, among others, may give consumers a legal cause of action against us, or may limit our ability to recover amounts due on an account, whether or not we committed any wrongful act or omission in connection with the account. If the credit originator fails to comply with applicable statutes, rules and regulations, it could create claims and rights for consumers that could reduce or eliminate their obligations to repay the account, and have a possible material adverse effect on us. Accordingly, when we acquire charged-off consumer receivables, we typically require credit originators to indemnify us against certain losses that may result from their failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us.

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

It is possible that some of the receivables were established as a result of identity theft or unauthorized use of a credit card. In such cases, we would not be able to recover the amount of the charged-off consumer receivables. As a purchaser of charged-off consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. Most of our account purchase contracts allow us to return to the credit originators (within an agreed upon amount of time) certain charged-off consumer receivables that may not be collectible at the time of purchase, due to these and other circumstances. Upon return, the credit originators are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit, to some extent, our losses on such accounts.

Internal Revenue Code Section 6050P and the related Treasury Regulations, in certain circumstances, require creditors to send out Form 1099-C information returns to those debtors whose debt, in an amount in excess of $600, has been deemed to have been forgiven for tax purposes, thereby alerting them to the amount of the forgiveness and the fact that such amount may be taxable income to them. Under these regulations, a debt is deemed to have been forgiven for tax purposes if (i) there has been no payment on the debt for 36 months and if there were no “bona fide collection activities” (as defined in the regulation) for the preceding 12 month period, (ii) the debt was settled for less than the full amount or (iii) other similar situations outlined in the regulations. U.S. Treasury Regulation Section 1.6050P-2 is effective beginning 2005 and applies to companies who acquire indebtedness. Our cost of compliance with these regulations is expected to be insignificant. In some instances, we may engage in additional monitoring activities of accounts and will send 1099-C information returns, which will increase our administrative costs. It may become more difficult to collect from those accounts receiving a 1099-C information return from the Company because debtors may perceive the 1099-C as notice of debt relief rather than as tax information. This mistaken perception may lead to increased litigation costs for us as we may need to overcome affirmative defenses and counterclaims based on this belief by certain debtors.

Penalties for failure to comply with these regulations are $50 per instance, with a maximum penalty of $250,000 per year, except where failure is due to intentional disregard, for which penalties are $100 per instance, with no maximum penalty. An additional penalty of $100 per information return, with no annual maximum, applies for a failure to provide the statement to the recipient.

Employees

As of December 31, 2005, we employed 1,980 total employees, including 1,888 persons on a full-time basis and 92 persons on a part-time basis. Our collection department includes 1,103 full-time and 19 part-time account representatives. Our legal collection department includes 78 full-time and five part-time legal account representatives (excluding our attorneys). None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Training

We provide a comprehensive training program for our new and existing employees. Our training includes several learning approaches, including lecture, classroom discussion and discovery, role-playing, computer-aided learning and CD-ROM modules. We also use our e-mail system and newsletters to address on-going training issues.

Each new account representative is required to complete an eight-week training program. The program is divided into two four-week modules. The initial four-week module has weekly learning objectives using various learning activities. The first week includes structured learning of our collection software and information technology tools, federal and state collection laws (with particular emphasis on the FDCPA and the FACT Act), telephone collection techniques and core company policies, procedures and practices. The second week continues the structured learning of the first week and is supplemented by supervised telephone collection calls. During weeks three and four, the new hire class is formed as a collection team, with a trainer as supervisor. Collection goals are established and collection calls are made and supervised. Instruction and guidance is shared with the new associate to improve productivity. Each day includes a debriefing of the day’s activities and challenges. Solutions are discussed. Role-playing is used to enhance collection and organization skills.

The second four-week training module transitions the collection team to the collection floor, where they are assigned a new collection goal and work under the direction of a collection supervisor. This team of new hires continues to receive closely monitored collection training. In addition to collection training, these team members also review key elements from the first session as well as instruction in new topics.

Each new legal account representative is required to complete a four-week training program. The first week of training is the same for legal account representatives as it is for account representatives. The second week of training focuses on legal processes and procedures and also includes supervised collection calls. Weeks three and four include closely supervised implementation of assigned duties.

Furthermore, the account representatives are tested twice per year on their knowledge of the FDCPA and other applicable federal laws. Account representatives not achieving our minimum standards are required to complete an FDCPA review course and are then retested. In addition, annual supplemental instruction in the FDCPA and collection techniques is provided to our account representatives.

Item 1A.	Risk Factors

This Report contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss elsewhere in this report. In addition, we, or persons acting on our behalf, may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are or will be based on our estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward-looking statements.

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

If we are unable to purchase charged-off consumer receivables from credit originators in sufficient face value amounts at appropriate prices, our business may be harmed. The availability of portfolios of consumer receivables at prices which generate an appropriate return on our investment depends on a number of factors, both within and outside of our control, including:

•	continued growth in the levels of consumer obligations;

•	continued growth in the number of industries selling charged-off consumer receivable portfolios;

•	continued sales of charged-off consumer receivable portfolios by credit originators;

•	competitive factors affecting potential purchasers and credit originators of charged-off receivables, including the number of firms engaged in the collection business and the capitalization of those firms, that may cause an increase in the price we are willing to pay for portfolios of charged-off consumer receivables or cause us to overpay for portfolios of charged-off consumer receivables;

•	our ability to purchase portfolios in industries in which we have little or no experience with the resulting risk of lower returns if we do not successfully purchase and collect these receivables; and

•	continued growth in the levels of credit being extended by credit originators.

Over the last 24 to 30 months, we have seen prices for many asset classes of charged-off accounts receivable portfolios increase and, accordingly, it has become more difficult to acquire portfolios of charged-off accounts receivable that meet our return thresholds. We believe that price increases have slowed during 2005, however we cannot give any assurances about future prices either overall or within account or asset types. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.

In addition, we believe that issuers of credit cards are increasingly using off-shore options in connection with their collection of delinquent accounts in an effort to reduce costs. If these off-shore efforts are successful, these issuers may reduce the number of portfolios available for purchase and increase the purchase price for portfolios available for sale. Additionally, the success of these enhanced off-shore collection efforts may render the portfolios available for sale less collectible.

Because of the length of time involved in collecting charged-off consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.

During 2004, we entered into five forward flow contracts that commit us to purchase receivables for a fixed percentage of the face value of the receivables. Three of the five forward flow contracts were renewed during 2005 with only one of these forward flow contracts having terms beyond 2005 and expiring in February 2006. There were no new contracts entered into during 2005. During 2005, we purchased portfolios under forward flow contracts with an aggregate purchase price of approximately $10.7 million, or approximately 11% of the total invested during the year. These contracts commit a debt seller to sell a steady flow of charged-off receivables to us and commit us to purchase receivables for a fixed percentage of the face value. Consequently, our results of operations would be negatively impacted if the fixed percentage is in excess of the appropriate market value. In the normal course of business, we have entered into such contracts in the past and may do so in the future depending on market conditions. To the extent our competition enters into forward-flow contracts, the pool of portfolios available for purchase is diminished.

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

We generally utilize the interest method of accounting for our purchased receivables because we believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated. This belief is predicated on our historical results and our knowledge of the industry. The interest method is prescribed by the Accounting Standards Executive Committee Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” as well as the Accounting Standards Executive Committee Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans”.

The provisions of SOP 03-3 were adopted by us effective January 1, 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows are applied prospectively to purchased receivables acquired before January 1, 2005. Other than the provisions relating to decreases in expected cash flow, purchased receivables acquired before January 1, 2005 will continue to be accounted for under PB 6, as amended by SOP 03-3.

Each static pool of receivables is modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is calculated for each static pool of receivables based on the projected cash flows. The IRR is applied to the remaining balance of each static pool of accounts to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Effective January 2005, if revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

Application of SOP 03-3 and PB 6 requires the use of reasonable estimates to calculate a projected IRR for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively.

We are required to maintain compliance with Section 404 of Sarbanes Oxley for the year ended December 31, 2005 and thereafter. If we are unable to maintain compliance with Section 404 or if the costs related to maintaining compliance are significant, our profitability and our stock price could be negatively affected.

We are required to maintain compliance with Section 404 of Sarbanes Oxley (“Section 404”) for the year ended December 31, 2005 and thereafter. Section 404 requires that we update documentation, test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures. This section also requires that our independent registered public accounting firm opine on those internal controls and management’s assessment of those controls. While we are committed to maintaining full and timely compliance with the requirements of Section 404, we believe that the out of pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to maintain compliance could be significant. The time and costs associated with maintaining compliance with Sarbanes Oxley could reduce our profitability. If we fail to maintain compliance with the requirements of Section 404, investors could lose confidence in the accuracy and completeness of our financial statements and our stock price could be negatively affected.

We may not be able to continue to acquire charged-off consumer receivables in sufficient amounts to operate efficiently and profitably.

To operate profitably, we must continually acquire and service a sufficient amount of charged-off consumer receivables to generate cash collections that exceed our expenses. Fixed costs, such as salaries and lease or other facility costs, constitute a significant portion of our overhead and, if we do not continue to acquire charged-off consumer receivable portfolios, we may have to reduce the number of our collection personnel. We would then have to rehire collection staff as we obtain additional charged-off consumer receivable portfolios. These practices could lead to:

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

We experience high turnover rates for our account representatives and we may not be able to hire and retain enough sufficiently trained account representatives to support our operations.

Our ability to collect on new and existing portfolios and to acquire new portfolios is substantially dependent on our ability to hire and retain qualified account representatives. The consumer accounts receivables management industry is labor intensive and, similar to other companies in our industry, we experience a high rate of employee turnover. For 2005, our annual turnover rate was 57.3% and our collection department employee turnover rate was 78.8%. Based on our experience, account representatives who have been with us for more than one year are generally more productive than account representatives who have been with us for less than one year. In 2005, our turnover rate for all associates employed by us for at least one year was 28.6% and 39.3% for account representatives only. We compete for qualified personnel with companies in our industry and in other industries. Our growth requires that we continually hire, train and, in particular, retain new account representatives. In addition, we believe the level of training we provide to our employees makes our employees attractive to other collection companies, which may attempt to recruit them. A higher turnover rate among our account representatives will increase our recruiting and training costs, may require us to increase employee compensation levels and will limit the number of experienced collection personnel available to service our charged-off consumer receivables. If this were to occur, we would not be able to service our charged-off consumer receivables effectively, which would reduce our ability to grow and operate profitably.

We face intense competition that could impair our ability to grow and achieve our goals.

The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators and other owners of debt that manage their own charged-off consumer receivables. Some of these companies may have substantially greater personnel and financial resources and may experience lower account representative and employee turnover rates than we do. Furthermore, some of our competitors may obtain alternative sources of financing, the proceeds from which may be used to fund expansion and to increase their number of charged-off portfolio purchases. We believe that increasing amounts of capital are being invested in the debt collection industry, which could lead to increased prices for portfolios of charged-off accounts receivables, the enhanced ability of third parties to collect debt and the reduction in the number of portfolios of charged-off accounts receivables available for purchase. In addition, companies with greater financial resources than we have may elect at a future date to enter the consumer debt collection business. Competitive pressures affect the availability and pricing of receivable portfolios as well as the availability and cost of qualified debt account representatives. In addition, some of our competitors may have signed forward flow contracts under which consumer credit originators have agreed to transfer a steady flow of charged-off receivables to them in the future, which could restrict those credit originators from selling receivables to us.

We face bidding competition in our acquisition of charged-off consumer receivable portfolios. We believe successful bids generally are awarded based on a combination of price, service and relationships with the debt sellers. Some of our current competitors, and possible new competitors, may have more effective pricing and collection models, greater adaptability to changing market needs and more established relationships in our industry than we have. Moreover, our competitors may elect to pay prices for portfolios that we determine are not reasonable and, in that event, our volume of portfolio purchases may be diminished. There can be no assurance that our existing or potential sources will continue to sell their charged-off consumer receivables at recent levels or at all, or that we will continue to offer competitive bids for charged-off consumer receivable portfolios. In addition, there continues to be a consolidation of issuers of credit cards, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market and, consequently, could over time, give the remaining sellers increasing market strength in the price and terms of the sale of charged-off credit card accounts and could cause us to accept lower returns on our investment in that paper than we have historically achieved.

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

We intend to acquire portfolios of charged-off consumer receivables in industries in which we have limited experience, such as telecommunications and healthcare. Some of these industries may have specific regulatory restrictions with which we have no experience. We may not be successful in consummating any acquisitions of receivables in these industries and our limited experience in these industries may impair our ability to effectively and efficiently collect on these portfolios. Furthermore, we need to develop appropriate pricing models for these markets and there is no assurance that we will do so effectively. When pricing charged-off consumer receivables for industries in which we have limited experience, we attempt to adjust our models for expected or known differences from our traditional models. However, our pricing models are primarily based on historical data for industries in which we do have experience. This may cause us to overpay for these portfolios, and consequently, our profitability may suffer as a result of these portfolio acquisitions.

Our strategy may include the opening of new call centers in selected locations through the acquisition of assets of businesses and the training and integration of existing account representatives into our business. If we open new call centers and do not successfully acquire assets of businesses and train and integrate new account representatives into our business, our results of operations would be negatively affected.

In the past, we have opened new call centers in selected locations through the acquisition of assets of businesses and through the training and integration of the account representatives employed by these businesses. We have experienced higher collection recoveries in states in which we have a local or relatively close presence. Any future acquisitions we make, will be accompanied by the risks encountered in acquisitions of this type which include the difficulty and expense of training new account representatives and the loss of productivity due to the diversion of our management’s attention. If we open new call centers and do not successfully train and integrate new account representatives, it would adversely affect the growth of our business and negatively impact our operating results.

Historical operating results and quarterly cash collections may not be indicative of future performance.

Our total revenues have grown at an average annual rate in excess of 42.1% for the four years 2002 through 2005 and 25.6% for the two years 2004 and 2005. We do not expect to achieve the same growth rates in future periods. Therefore, our future operating results may not reflect past performance.

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

Our collections may decrease if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change.

During times of economic recession, the amount of charged-off consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor’s assets are sold to repay creditors, but since the charged-off consumer receivables we are attempting to collect are generally unsecured or secured on a second or third priority basis, we often would not be able to collect on those receivables. Our collections may decline with an increase in bankruptcy filings or if the bankruptcy laws change in a manner adverse to our business, in which case, our financial condition and results of operations could be materially adversely affected. In 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act (referred to as the “Act”) was enacted which made significant changes in the treatment of consumer filers for bankruptcy protection. The impact of this Act on the number of bankruptcy filings, on a prospective basis, and the collectibility of consumer debt is, as of now, undetermined.

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

Our future success depends on the continued ability to recruit, hire, retain and motivate highly skilled managerial personnel. The continued growth and success of our business is particularly dependent upon the continued services of our executive officers and other key personnel (particularly in purchasing and collections), including Nathaniel F. Bradley IV, our President and Chief Executive Officer and Mark A. Redman, our Vice President-Finance and Chief Financial Officer, each of whom has been integral to the development of our business. We cannot guarantee that we will be able to retain these individuals. Our performance also depends on our ability to retain and motivate other officers and key employees. The loss of the services of one or more of our executive officers or other key employees could disrupt our operations and seriously impair our ability to continue to acquire or collect on portfolios of charged-off consumer receivables and to manage and expand our business. We have employment agreements with each of Messrs. Bradley and Redman. However, these agreements do not and will not assure the continued services of these officers. We do not maintain key person life insurance policies for our executive officers or key personnel.

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

Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our charged-off consumer receivable portfolios and may have a material adverse effect on our business and results of operations. In addition, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of consumer receivables. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our charged-off consumer receivable portfolios, which could reduce our profitability and harm our business.

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

Our operations could suffer from telecommunications or technology downtime or from not responding to changes in technology.

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

Our access to capital through our line of credit may be critical to our ability to continue to grow. If our line of credit is materially reduced or terminated and if we are unable to replace it on favorable terms, our revenue growth may slow and our results of operations may be materially and adversely affected.

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

Item 1B.	Unresolved Staff Comments

We do not have any unresolved staff comments.

Item 2.	Properties

The following table provides information relating to our principal operations facilities as of February 15, 2006.

	Approximate
Location	Square Footage	Lease Expiration Date	Use

Phoenix, Arizona	71,550	April 1, 2010	Call center, with collections and legal collections
Plantation, Florida	2,555	January 31, 2008	Legal collections
Riverview, Florida	52,280	April 30, 2009	Call center, with collections and legal collections
Chicago, Illinois	20,905	November 20, 2012	Call center, with collections and legal collections
White Marsh, Maryland	22,800	September 30, 2007	Call center, with collections and legal collections
Warren, Michigan	200,000	November 30, 2014	Principal executive offices and call center, with collections and legal collections
Wixom, Michigan	48,000	May 31, 2008	Call center, with collections
Woodbury, New Jersey(1)	288	December 31, 2006	Legal collections
Brooklyn Heights, Ohio(2)	22,640	October 31, 2011	Call center, with collections and legal collections
Richmond, Virginia	1,374	July 31, 2008	Legal collections
San Antonio, Texas	27,265	June 30, 2008	Call center, with collections and legal collections

(1)	Upon expiration of this lease on December 31, 2006, we anticipate extending the lease for one additional year.

(2)	In January 2006, we entered into an amendment, with respect to the lease, for the Brooklyn Heights, Ohio facility. The amendment will increase our square footage from 22,640 to 30,443 on or before November 1, 2006. In addition, the amendment extended the expiration of our lease agreement from September 30, 2006 to October 31, 2011.

We believe that our existing facilities are sufficient to meet our current needs and that suitable additional or alternative space will be available on a commercially reasonable basis. Our $100.0 million line of credit is secured by a first priority lien on all of our assets.

Item 3.	Legal Proceedings

In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. As of February 15, 2006, we are named in four class action lawsuits in which an underlying class has been certified. Additionally, as of February 15, 2006, we are named in eight class action lawsuits in which the underlying classes have not been certified. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.

We are not a party to any material legal proceedings. However, we expect to continue to initiate collection lawsuits as a part of the ordinary course of our business (resulting occasionally in countersuits against us) and we may, from time to time, become a party to various other legal proceedings arising in the ordinary course of our business.

Item 4.	Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of Asset Acceptance Capital Corp.’s security holders during the fourth quarter of 2005.

Supplemental Item.  Executive Officers of the Company

The following table sets forth information regarding our directors and executive officers as of February 15, 2006.

Name	Age	Position

Rufus H. Reitzel, Jr.	71	Chairman; Director
Nathaniel F. Bradley IV	49	President and Chief Executive Officer; Director
Mark A. Redman	44	Vice President-Finance, Chief Financial Officer, Secretary and Treasurer
Phillip L. Allen	47	Vice President-Operations
Diane Kondrat	47	Vice President-Legal Collections
Deborah Everly	33	Vice President-Marketing & Acquisitions
Patrick Dangel	45	Vice President-Collections
Rubert Chapman III	40	Vice President-Collections
Michael T. Homant	41	Vice President-Information Technology
Deanna Hatmaker	41	Vice President-Human Resources
Thomas Good	46	General Counsel

Rufus H. Reitzel, Jr., Chairman; Director — Mr. Reitzel founded Lee Acceptance Company in 1962. He and Mr. Bradley co-founded Asset Acceptance Corp. in 1994 to continue the business of the successors to Lee Acceptance Company. Mr. Reitzel served as Chief Executive Officer of our company and its predecessor companies from 1962 to June 2003 when he became Chairman. Mr. Reitzel is the father-in-law of Mr. Bradley, our Chief Executive Officer and a director. On February 14, 2006, Mr. Reitzel announced his retirement from his position as Chairman of the Board as well as from his position as director of the Company, which will be effective as of February 28, 2006.

Nathaniel F. Bradley, IV, President and Chief Executive Officer; Director — Mr. Bradley joined Lee Acceptance Company in 1979 and co-founded Asset Acceptance Corp. in 1994 with Mr. Reitzel. Mr. Bradley served as Vice President of our predecessor from 1982 to 1994 and was promoted to President of Asset Acceptance Corp. in 1994. He was named our Chief Executive Officer in June 2003. Mr. Bradley is the son-in-law of Mr. Reitzel, our Chairman and a director. On February 14, 2006, Mr. Bradley was elected by the Board of Directors to become our Chairman of the Board which will be effective as of March 1, 2006.

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

Phillip L. Allen, Vice President-Operations — Mr. Allen joined Asset Acceptance Corp. as Vice President-Operations in October 1996. Prior to joining us, Mr. Allen held a variety of positions in the consumer credit industry including with Household Finance and Household Retail Services from 1985 to 1991 and with Winkelman’s Stores from 1992 to 1996.

Diane Kondrat, Vice President-Legal Collections — Ms. Kondrat joined Lee Acceptance Corp., in November 1991. In 1993, Ms. Kondrat became Manager of our Legal Recovery Department and, in 1997, was named

Assistant Vice President. In 1998, she was promoted to her current position of Vice President-Legal Collections. Ms. Kondrat has been in the credit industry since 1976.

Deborah Everly, Vice President-Marketing & Acquisitions — Ms. Everly joined Asset Acceptance Corp. in May 1995. Ms. Everly was named our Director of Marketing & Acquisitions in 1996 and promoted to Assistant Vice President in 1997. In 1998 she was promoted again, this time to Vice President-Marketing & Acquisitions. Ms. Everly has been in the accounts receivable management industry since 1991.

Patrick Dangel, Vice President-Collections — Mr. Dangel joined Asset Acceptance Corp. in December 1998 as a Branch Manager of the former St. Clair Shores, Michigan office. He was promoted to Assistant Vice President-Collections in July 2002. In April 2005, he was promoted to his current position of Vice President-Collections. Prior to joining us, Mr. Dangel held varying positions of responsibility in the Credit and Collection area for Key Corp, including, as a Collection and Recovery Manager in their Credit Card Division. Mr. Dangel has been in the collection industry since 1983.

Rubert Chapman III, Vice President-Collections — Mr. Chapman joined our subsidiary, Asset Acceptance, LLC in October 2005 as Vice President-Collections. Prior to joining Asset Acceptance, LLC, Mr. Chapman was Vice President of Operations for OSI and Accelerated Bureau of Collections from 1990 through 2005.

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

Deanna Hatmaker, Vice President-Human Resources — Ms. Hatmaker joined our subsidiary, Asset Acceptance, LLC, in January 2006 as Vice President-Human Resources. Ms. Hatmaker previously served as the Director and Human Resources Officer in the Michigan Administrative Information Services (MAIS) business unit at the University of Michigan, Ann Arbor, Michigan (from 2003 to 2005). Prior to joining MAIS at the University of Michigan, Ms. Hatmaker also served as Vice President-Human Resources and as a member of the senior management committee with H&R Block Financial Advisors (formerly OLDE Financial Corporation, Detroit, Michigan) from the late 1990’s to 2003. Ms. Hatmaker has been in the financial services industry for over 17 years.

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

Our common stock is quoted on The Nasdaq National Market under the symbol “AACC”. Public trading of our common stock commenced on February 5, 2004. Prior to that time, there was no public trading market for our common stock. The following table sets forth the high and low sales prices for our common stock, as reported by The Nasdaq National Market, for the periods indicated.

	2005		2004
	High	Low	High		Low

Fourth Quarter	$32.05	$18.03	$21.84		$16.95
Third Quarter	31.20	23.12	18.63		15.19
Second Quarter	26.55	18.11	21.50		13.13
First Quarter	23.60	17.90	19.12	(1)	16.10	(1)

(1)	The initial public offering price was $15.00 per share.

On February 15, 2006, the last reported sale price of our common stock on The Nasdaq National Market was $17.70 per share. As of February 13, 2006, there were 7,475 record holders of our common stock.

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

The following table contains information about our securities that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2005:

Number of Securities
Remaining Available
	Number of		For Future Issuance
	Securities to be		Under Equity
	Issued upon		Compensation Plans
	Exercise of	Weighted Average	(Excluding
	Outstanding	Exercise Price of	Outstanding Options,
	Options, Warrants	Outstanding Options,	Warrants And
Plan Category	and Rights	Warrants and Rights	Rights)

Equity compensation plans approved by stockholders	251,009	$19.38	3,448,991
Equity compensation plans and agreements not approved by stockholders	—	—	—

In the three years preceding the filing of this Form 10-K, we issued the following securities that were not registered under the Securities Act:

•	On February 4, 2004, pursuant to a Share Exchange Agreement entered into on October 24, 2003, all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp., which held 60% and 40% ownership interests in Asset Acceptance Holdings LLC, respectively, were contributed to Asset Acceptance Capital Corp. in exchange for all of the shares of common stock of Asset Acceptance Capital Corp. A total of 28,448,449 shares were issued to the stockholders of AAC Investors, Inc. and RBR Holding Corp., with 16,004,017 shares and 12,444,432 shares issued to the stockholders of AAC Investors, Inc. and the stockholders of RBR Holding Corp., respectively. The issuance was effected pursuant to the registration exemption afforded by Regulation D and/or Section 4(2) of the Securities Act.

•	The non-management directors of Asset Acceptance Capital Corp. have the right to receive a quarterly fee in the amount of $5,000. In lieu of the cash fee, the non-management directors have the right to receive immediately vested options to purchase shares of the common stock of Asset Acceptance Capital Corp. in an amount equal to three times the quarterly fee. In addition, each non-management director is entitled to receive 7,500 options as of the date of the annual stockholders meeting. This set of options vest 50% on the first anniversary of the granting of the option and 50% on the second anniversary of the granting of the options. The options issued on May 16, 2005 reflect the issuance of the annual options for the timeframe beginning on the later date of the Company’s IPO or the date of the director’s election to the board of directors and ending on May 16, 2004.

These options were issued in private placements in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Each option entitles the holder to purchase one share of our common stock at the exercise price shown below. Pursuant to this program, during the fiscal year ended December 31, 2005, the following options have been issued to the non-management directors:

		Option Expiration	Number of	Exercise
Director	Option Grant Date	Date	Options	Price

Jennifer L. Adams	April 20, 2005	April 20, 2015	755	$19.87
	May 16, 2005	May 16, 2015	1,562	$19.48
	May 17, 2005	May 17, 2015	7,500	$23.42
	May 17, 2005	May 17, 2015	640	$23.42
	August 17, 2005	August 17, 2015	543	$27.61
	November 17, 2005	November 17, 2015	758	$19.80

			11,758

Terrence D. Daniels	April 20, 2005	April 20, 2015	755	$19.87
	May 16, 2005	May 16, 2015	2,187	$19.48
	May 17, 2005	May 17, 2015	7,500	$23.42
	May 17, 2005	May 17, 2015	640	$23.42
	August 17, 2005	August 17, 2015	543	$27.61
	November 17, 2005	November 17, 2015	758	$19.80

			12,383

Donald Haider	April 20, 2005	April 20, 2015	755	$19.87
	May 16, 2005	May 16, 2015	1,562	$19.48
	May 17, 2005	May 17, 2015	7,500	$23.42
	May 17, 2005	May 17, 2015	640	$23.42
	August 17, 2005	August 17, 2015	543	$27.61
	November 17, 2005	November 17, 2015	758	$19.80

			11,758

Anthony Ignaczak	April 20, 2005	April 20, 2015	755	$19.87
	May 16, 2005	May 16, 2015	2,187	$19.48
	May 17, 2005	May 17, 2015	7,500	$23.42
	May 17, 2005	May 17, 2015	640	$23.42
	August 17, 2005	August 17, 2015	543	$27.61
	November 17, 2005	November 17, 2015	758	$19.80

			12,383

H. Eugene Lockhart	April 20, 2005	April 20, 2015	755	$19.87
	May 16, 2005	May 16, 2015	2,187	$19.48
	May 17, 2005	May 17, 2015	7,500	$23.42
	May 17, 2005	May 17, 2015	640	$23.42
	August 17, 2005	August 17, 2015	543	$27.61
	November 17, 2005	November 17, 2015	758	$19.80

			12,383

William I. Jacobs	May 17, 2005	May 17, 2015	4,062	$23.42
William F. Pickard	May 17, 2005	May 17, 2015	4,062	$23.42

The following options were issued to eligible key employees under our 2004 stock incentive plan which will vest between one and four years. Each option entitles the holder to purchase one share of our common stock at the exercise price shown below. Pursuant to this plan, during the fiscal year ended December 31, 2005, the following options have been issued to the eligible key employees.

			Number of	Exercise
Employee	Option Grant Date	Option Expiration Date	Options	Price

Rufus H. Reitzel, Jr.	April 21, 2005	April 21, 2015	15,000	$18.89
Nathaniel F. Bradley IV	April 21, 2005	April 21, 2015	15,000	$18.89
Thomas Good	April 21, 2005	April 21, 2015	25,000	$18.89
Darren Bradshaw	July 29, 2005	July 29, 2015	10,000	$27.34

All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Item 6.	Selected Financial Data

The following selected consolidated financial data includes the results of operations of the following companies for the indicated periods:

•	From January 1, 2001 through September 30, 2002, AAC Holding Corp. and its subsidiaries, Consumer Credit Corp. and Lee Acceptance Corp., with each of these corporations treated as an S corporation for income tax purposes (except for Lee Acceptance Corp. which was treated as a C corporation for income tax purposes).

•	From October 1, 2002 to the Reorganization effected on February 4, 2004, AAC Investors, Inc., including its subsidiary, Asset Acceptance Holdings LLC (referred to collectively in the following selected financial statements as the “successor”).

•	From February 5, 2004 through December 31, 2005, Asset Acceptance Capital Corp., including its wholly-owned subsidiaries, AAC Investors, Inc. and RBR Holding Corp., and its indirect wholly-owned subsidiary, Asset Acceptance Holdings LLC and its subsidiaries, with these companies also referred to collectively in our financial statements and in the following selected consolidated financial data as the “successor”.

The following selected consolidated statement of income data for the year ended December 31, 2002, consists of the predecessor for the nine months ended September 30, 2002 and the successor for the three months ended December 31, 2002, with this referred to as “combined”. The following income data of the predecessor for the year ended December 31, 2001 and the nine months ended September 30, 2002 and the related selected consolidated financial position data as of December 31, 2001 and the selected consolidated statement of income data of the successor for the three months ended December 31, 2002, and the years ended December 31, 2003, 2004 and 2005 and the related selected consolidated financial position data as of December 31, 2002, 2003, 2004 and 2005 have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm. The data should be read in connection with the consolidated financial statements, related notes and other information included herein.

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

	Predecessor	Combined	Successor
	Years Ended December 31,
	2001	2002(1)	2003	2004		2005
	(in thousands, except per share data)

STATEMENT OF INCOME DATA:
Revenues
Purchased receivable revenues	$61,412	$100,004	$159,628	$213,723		$252,196
Gain (loss) on sale of purchased receivables	250	326	—	468		(26)
Finance contract revenues	354	411	565	562		514

Total revenues	62,016	100,741	160,193	214,753		252,684

Expenses
Salaries and benefits	20,485	33,438	51,296	111,034	(2)	76,107
Collections expense	16,372	26,051	43,656	56,949		73,975
Occupancy	1,590	3,064	4,633	6,109		8,352
Administrative	1,511	2,682	3,259	5,677		8,582
Depreciation and amortization	923	1,910	2,572	2,881		3,339
Loss on disposal of equipment	12	198	4	98		32

Total operating expenses	40,893	67,343	105,420	182,748		170,387

Income from operations	21,123	33,398	54,773	32,005		82,297
Other income (expense)
Interest income	54	28	4	28		1,143
Interest expense	(2,283)	(3,455)	(7,199)	(1,737)		(567)
Other	11	(423)	448	84		51

Income before income taxes	18,905	29,548	48,026	30,380		82,924
Income taxes(3)	—	1,624	10,283	29,634		31,657

Net income	$18,905	$27,924	$37,743	$746	(4)	$51,267

Net income per share basic	$—	$—	$1.33	$0.02		$1.38
Net income per share diluted	$—	$—	$1.33	$0.02		$1.38
Pro forma income taxes(5)	$6,745	$11,038	$17,914	$11,301		$—
Pro forma net income(5)	$12,160	$18,510	$30,112	$19,079	(6)	$—
Pro forma net income per share basic(7)	$0.43	$0.65	$1.06	$0.52	(6)	$—
Pro forma net income per share diluted(7)	$0.43	$0.65	$1.06	$0.52	(6)	$—
Weighted average shares basic	—	—	28,448	36,386		37,225
Weighted average shares diluted	—	—	28,448	36,394		37,270
Pro forma weighted average shares (basic and diluted)(7)	28,448	28,448	—	—		—

	Predecessor	Successor
	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)

FINANCIAL POSITION DATA:
Cash and cash equivalents	$1,576	$2,281	$5,499	$14,205	$50,519
Purchased receivables	81,726	133,337	183,720	216,480	248,991
Total assets	88,520	151,277	207,110	252,506	323,942
Deferred tax liability, net	—	1,623	11,906	41,247	58,584
Total debt, including capital lease obligations	39,015	103,192	112,729	254	187
Total stockholders’ equity	47,453	41,644	74,383	197,180	249,460

	Predecessor	Combined	Successor
	Years Ended December 31,
	2001	2002	2003	2004		2005
	(in thousands, except percentages)

OPERATING AND OTHER FINANCIAL DATA:
Cash collections for period	$71,068	$120,540	$197,819	$267,928		$319,910
Operating expenses to cash collections	57.5%	55.9%	53.3%	68.2	%(8)	53.3%
Acquisitions of purchased receivables at cost(9)	$43,132	$72,287	$87,311	$87,364		$102,262
Acquisitions of purchased receivables at face value	$2,621,561	$5,087,732	$4,120,194	$4,362,812		$4,171,011
Acquisitions of purchased receivables cost as a percentage of face value	1.65%	1.42%	2.12%	2.00%		2.45%

(1)	AAC Investors, Inc. and RBR Holding Corp. became wholly-owned subsidiaries of Asset Acceptance Capital Corp. through a reorganization that was effective February 4, 2004. As a result of the Reorganization, Asset Acceptance Holdings LLC and its subsidiaries became indirect wholly-owned subsidiaries of Asset Acceptance Capital Corp. The operations data for the year ended December 31, 2002 include our predecessor for the nine month period ended September 30, 2002 and our successor for the three month period ended December 31, 2002.

(2)	Excluding the $45.7 million compensation and related payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering, salaries and benefits would have been $65.3 million for the year ended December 31, 2004. See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 and Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Operating Expenses.”

(3)	Asset Acceptance Capital Corp. included income tax expense on only 60% of pretax income until February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Prior to October 1, 2002, no income tax expense was incurred as our predecessor was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Income tax expense in 2004 includes a deferred tax charge of $19.3 million resulting from RBR Holding Corp. losing its S corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004.

(4)	Our net income for 2004 included the following one-time events:

•	The negative effect of a deferred tax charge of $19.3 million, or $0.53 per share, resulting from RBR Holding Corp. losing its S corporation status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004. See discussion in note (3) above.

•	The negative effect of a $45.7 million compensation and related payroll tax charge ($28.7 million net of taxes, or $0.79 per share) resulting from the vesting of the outstanding share appreciation rights upon our initial public offering during the first quarter of 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2005 Compared to Year Ended 2004 and Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Operating Expenses”.

•	The positive effect related to our incurring income tax on only 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as an S corporation. Income taxes during the period February 5, 2004 through December 31, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. The impact of the lower tax expense was approximately $0.9 million, or $0.03 per share.

(5)	For comparison purposes, we have presented pro forma net income, which is net income adjusted for pro forma income taxes assuming all entities had been a C corporation for all periods presented.

(6)	Includes the $45.7 million compensation and related payroll tax charge ($28.7 million net of taxes, or $0.79 per share) resulting from the vesting of the outstanding share appreciation rights upon our initial public offering.

(7)	Pro forma net income per share and pro forma weighted average shares assumed the Reorganization had occurred at the beginning of the periods presented.

(8)	Excluding the $45.7 million compensation and related payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering, operating expenses decreased to 51.2% of cash collections for the year ended December 31, 2004. See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 and Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Operating Expenses.”

(9)	Amount of purchased receivables at cost refer to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to the differences include those discussed in “Item 1A. Risk Factors”, as well as those discussed elsewhere in this Annual Report. The references in this Annual Report to the U.S. Federal Reserve Board are to the Federal Reserve Statistical Release, dated January 9, 2006 and the Federal Reserve Consumer Credit Historical Data website (www.federalreserve.gov/releases/g19/hist/) and the references to The Nilson Report (www.nilsonreport.com) are to The Nilson Report, issue 792, dated July 2003, and issue 835, dated June 2005.

  Company Overview

We have been purchasing and collecting defaulted or charged-off accounts receivable portfolios from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, retail merchants, telecommunications and utility providers. Since these receivables are delinquent or past due, we are able to purchase them at a substantial discount. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits. We currently do not collect on a commission or contingent fee basis.

The growth rate of cash collections for the three month and twelve month periods ending December 31, 2005 slowed to 11.9% and 19.4%, respectively from 26.6% and 35.4% for the three month and twelve month periods ending December 31, 2004, respectively. The primary factor contributing to the slowdown in collection growth is the pace of purchase growth at face value, which has been relatively flat for the years 2002 through 2005 due to our disciplined approach to purchasing charged-off receivables. Additional contributors toward slowing growth include high turnover among our account representative professionals and lower than expected results on some non-traditional purchases, specifically wireless telecommunications. High turnover has negatively impacted collections as there is a positive correlation between account representative experience and productivity. Wireless telecommunications purchases accounted for 13.2% of 2005 purchases at face value and are not performing up to initial expectations. We addressed turnover during the fourth quarter and have seen improvement over third quarter 2005 turnover rates.

As a result of the slower than expected collections on our purchased receivable portfolios, during the fourth quarter of 2005 we recorded net impairments of $15.3 million. The net impairment charge reduced revenue and the carrying value of the purchased receivables. The majority of the fourth quarter 2005 purchase impairments are attributable to 2005 purchases of wireless telecommunications debt. Utilizing the data collected and experience gained on these purchases, we have adjusted our purchasing models and have become increasingly thorough in our due diligence of non-traditional asset classes.

In an effort to stimulate collections during the year, we expanded our collection efforts and increased the amount spent for certain collection expenses, specifically letter expenses and legal expenses. These expenses increased due to an increase in the number of letter campaigns pursued during the second half of 2005 and an increase in the number of accounts for which legal action has been initiated. We expect to benefit in 2006 from the increased legal action initiated during the latter half of 2005.

During 2005, cash collections increased 19.4% to $319.9 million. Revenues for 2005 were $252.7 million, a 17.7% increase over the prior year. Net income was $51.3 million for 2005, compared to $0.7 million for 2004. Net income in 2004 included a $45.7 million compensation and related payroll charge ($28.7 million on an after tax basis) for the vesting of outstanding share appreciation rights and a deferred tax charge of $19.3 million.

During 2005, we invested $102.3 million (net of buybacks) in charged-off consumer receivable portfolios, with an aggregate face value of $4.2 billion, or 2.45% of face value. We have seen prices for charged-off accounts receivable portfolios increase over the past 24 to 30 months and believe prices to be relatively high at the current time. We believe that price increases have slowed during 2005, however we cannot give any assurances about future prices either overall or within account or asset types. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.

We regularly utilize unaffiliated third parties, primarily attorneys and other collection agencies, to collect certain account balances on our behalf. The percent of gross collections from such third parties has increased from 21.8% for the year ended December 31, 2004 to 22.8% for the year ended December 31, 2005. The increase is primarily due to increased legal activity in states that we are not located, as well as a slight increase in the use of third party collection agencies.

On April 21, 2005, we completed a secondary public offering of 5,750,000 shares of our common stock at $18.89 per share. All of these shares were sold by selling stockholders, which include members of management and other holders, and none of the shares were sold by us. The selling stockholders received all of the net proceeds from the sale of the shares. Pursuant to the registration rights agreement between the Company and certain of the selling stockholders, the Company paid approximately $500,000 related to the secondary offering. In addition, the selling stockholders collectively, retain the right to request three additional registrations of specified shares, under the registration rights agreement, in which case we will be required to bear such offering expenses in the quarter in which any future offering occurs.

  Industry Overview

The accounts receivable management industry is growing, driven by a number of industry trends, including:

•	Increasing levels of consumer debt obligations — According to the U.S. Federal Reserve Board, the consumer credit industry increased from $133.7 billion of consumer debt obligations in 1970 to $2.2 trillion of consumer debt obligations in November 2005, a compound annual growth rate of 8.3%. The Nilson Report projects that this market will increase to $2.8 trillion by 2010.

•	Increasing charge-offs of the underlying receivables — According to The Nilson Report, net charge-offs of credit card debt have increased from $8.2 billion in 1990 to $48.2 billion in 2004, a compound annual growth rate of 13.5%. The Nilson Report is forecasting an increase in the net charge-offs of credit card debt to $86.7 billion in 2010.

•	Increasing types of credit originators accessing the debt sale market — According to The Nilson Report, the cost for all types of purchased debt sold has increased from $6.0 billion in 1993 to $77.2 billion in 2004, a compound annual growth rate of 26.1%. Sellers of charged-off portfolios have expanded to include healthcare, utility and telecommunications providers, commercial banks, consumer finance companies, retail merchants and mortgage and auto finance companies.

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

In the event that a credit originator sells receivables to a debt purchaser such as us, the credit originator receives immediate cash proceeds and eliminates the costs and risks associated with internal recovery operations. The purchase price for these charged-off receivables are usually discounted 95% to 99% from their face values, depending on the amount the purchaser anticipates it can recover and the anticipated effort required to recover that amount. Credit originators, as well as other holders of consumer debt, utilize a variety of processes to sell receivables, including the following:

•	competitive bids for specified portfolios through a sealed bid or, in some cases, an on-line process;

•	privately-negotiated transactions between the credit originator or other holder of consumer debt and a purchaser; and

•	forward flow contracts, which commit a debt seller to sell, and a purchaser to acquire, a steady flow of charged-off consumer receivables periodically over a specified period of time, usually no less than three months, for a fixed percentage of the face value of the receivables.

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

History and Reorganization

Lee Acceptance Company was formed in 1962 by Rufus H. Reitzel, Jr. as a sole proprietorship for the purpose of purchasing and collecting charged-off consumer receivables. Nathaniel F. Bradley IV joined Lee Acceptance Company in 1979. In 1982, Lee Acceptance Company was incorporated as Lee Acceptance Corp. The business of purchasing and collecting charged-off consumer receivables was subsequently conducted by Mr. Reitzel and Mr. Bradley through several successor companies.

In 1994, Mr. Reitzel and Mr. Bradley formed Asset Acceptance Corp. for the purpose of purchasing and collecting charged-off consumer receivables and formed Consumer Credit Corp. for the purpose of financing sales of consumer product retailers located primarily in Michigan and Florida. Since 1994, we have effected the following transactions:

•	On January 1, 2000, Asset Acceptance Corp. and certain of its affiliates were joined as wholly owned subsidiaries of AAC Holding Corp. for tax planning purposes.

•	On September 20, 2002, we formed Asset Acceptance Holdings LLC, a Delaware limited liability company, for the purpose of consummating an equity recapitalization. Effective September 30, 2002, AAC Investors, Inc. acquired a 60% equity interest in Asset Acceptance Holdings LLC. After September 30, 2002, the business of purchasing and collecting charged-off debt previously conducted by AAC Holding Corp. and its subsidiaries and the business of financing sales of consumer product retailers previously conducted by Consumer Credit Corp. were effected through this newly formed company and its subsidiaries.

Immediately prior to our February 2004 initial public offering, all of the shares of capital stock of AAC Investors, Inc. and AAC Holding Corp. (which changed its name to RBR Holding Corp. in October 2002), which held 60% and 40%, respectively, of the equity membership interests in Asset Acceptance Holdings LLC, were contributed to Asset Acceptance Capital Corp., a newly formed Delaware corporation, in exchange for shares of common stock of Asset Acceptance Capital Corp., which is the class of common stock offered in our initial public offering. As a result of this Reorganization, which was effected for the purpose of establishing a Delaware corporation as the issuer in our initial public offering, Asset Acceptance Holdings LLC and its subsidiaries became indirect wholly-owned subsidiaries of the newly formed Asset Acceptance Capital Corp. In addition, RBR Holding Corp., which structured as an S corporation under the Internal Revenue Code, became taxable as a C corporation after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. For more detailed information about our corporate history and this Reorganization, see “Item 1. Business — History and Reorganization”.

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

	Percent of Total Revenues			Percent of Cash Collections
	Years Ended December 31,			Years Ended December 31,
	2005	2004	2003	2005	2004	2003

Revenues
Purchased receivable revenues	99.8%	99.5%	99.6%	78.8%	79.7%	80.7%
Gain (loss) on sale of purchased receivables	(0.0)	0.2	0.0	(0.0)	0.2	0.0
Finance contract revenues	0.2	0.3	0.4	0.2	0.2	0.3

Total revenues	100.0	100.0	100.0	79.0	80.1	81.0

Expenses
Salaries and benefits	30.1	51.7 (1)	32.0	23.8	41.4 (1)	25.9
Collections expense	29.3	26.5	27.3	23.1	21.3	22.1
Occupancy	3.3	2.9	2.9	2.6	2.3	2.3
Administrative	3.4	2.6	2.0	2.7	2.1	1.7
Depreciation and amortization	1.3	1.3	1.6	1.1	1.1	1.3
Loss on disposal of equipment	0.0	0.1	0.0	0.0	0.0	0.0

Total operating expense	67.4	85.1 (1)	65.8	53.3	68.2 (1)	53.3

Income from operations	32.6	14.9	34.2	25.7	11.9	27.7
Other income (expense)
Interest income	0.4	0.0	0.0	0.4	0.0	0.0
Interest expense	(0.2)	(0.8)	(4.5)	(0.2)	(0.6)	(3.6)
Other	0.0	0.0	0.3	0.0	0.0	0.2

Income before income taxes	32.8	14.1	30.0	25.9	11.3	24.3
Income taxes	12.5	13.8	6.4	9.9	11.0	5.2

Net income	20.3%	0.3%	23.6%	16.0%	0.3%	19.1%

Pro forma income taxes		5.3%	11.2%		4.2%	9.1%
Pro forma net income		8.8%	18.8%		7.1%	15.2%

(1)	Excluding the $45.7 million compensation and related payroll tax charge, salaries and benefits were 30.4% and 24.4% of revenues and collections, respectively, and total operating expenses were 63.8% and 51.2% of revenue and collections, respectively, for the year ended December 31, 2004. See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 and Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Operating Expenses”.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Revenue

Total revenues were $252.7 million for the year ended December 31, 2005, an increase of $37.9 million, or 17.7%, over total revenues of $214.8 million for the year ended December 31, 2004. Purchased receivable revenues were $252.2 million for the year ended December 31, 2005, an increase of $38.5 million, or 18.0%, over the year ended December 31, 2004 amount of $213.7 million. The increase in revenue was due primarily to an increase in the average outstanding balance of purchased receivables. Cash collections on charged-off consumer receivables increased 19.4% to $319.9 million for the year ended December 31, 2005 from $267.9 million for the same period in

2004. Cash collections for the year ended December 31, 2005 and 2004 include collections from fully amortized portfolios of $56.1 million and $31.2 million, respectively, of which 100% were reported as revenue.

Revenue reflects net impairments recognized during 2005 of $22.3 million. The net impairments were recognized under the provisions of SOP 03-3, which require that an impairment be taken for decreases in expected cash flows for purchased receivables. Of the $22.3 million net impairment charges for 2005, $11.0 million are related to purchases made during 2005. The majority of the 2005 purchase impairments are attributable to portfolios purchased from one non-traditional asset class, specifically wireless telecommunications. During 2004, we accounted for our purchased receivable portfolios under the provisions of PB 6, which required lowering of prospective yields for decreases in expected cash flows and therefore no impairments were recognized.

During the year ended December 31, 2005, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $4.2 billion at a cost of $102.3 million, or 2.45% of face value, net of buybacks. Included in these purchase totals were 35 portfolios with an aggregate face value of $297.6 million at a cost of $10.7 million, or 3.61% of face value, net of buybacks, which were acquired through four forward flow contracts. During the year ended December 31, 2004, we acquired charged-off consumer receivables portfolios with an aggregate face value of $4.4 billion at a cost of $87.4 million, or 2.00% of face value (adjusted for buybacks through 2005). Included in these purchase totals were 30 portfolios with an aggregate face value of $277.9 million at a cost of $8.0 million, or 2.89% of face value, which were acquired through five forward contracts. From period to period, we may buy paper of varying age, types and cost. As a result, the costs of our purchases, as a percent of face value, may fluctuate from one period to the next. The increase in our cost as a percent of face value to 2.45% for 2005 from 2.00% in 2004, is primarily due to increased competition for accounts, resulting in higher purchase prices during 2005. Secondary and tertiary accounts made up 31.0% and 50.7%, respectively, of our purchases during 2005 compared to 29.1% and 47.5%, respectively, during 2004. The costs as a percent of face values for secondary and tertiary accounts were 3.80% and 2.13%, respectively, during 2005 compared to 2.59% and 1.53%, respectively, during 2004.

Operating Expenses

Total operating expenses were $170.4 million for the year ended December 31, 2005, a decrease of $12.3 million, or 6.8%, compared to total operating expenses of $182.7 million for the year ended December 31, 2004. Total operating expenses were 67.4% of total revenues and 53.3% of cash collections for the year ended December 31, 2005, compared with 85.1% and 68.2%, respectively, for the same period in 2004. Operating expenses during 2004 include a $45.0 million compensation charge and a $0.7 million payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering.

We incurred a one-time compensation and related payroll tax charge of $45.7 million resulting from the vesting of the share appreciation rights that occurred upon our initial public offering in 2004. We are providing the total operating expense and salary and benefit expense information and related percentages of total revenue and cash collections excluding the one-time charge incurred because we believe doing so provides investors with a more direct comparison of results of operations between 2005 and 2004. In addition, we use the adjustments for purposes of our internal planning, review and period-to-period comparison process.

Excluding the $45.7 million compensation and related payroll tax charge in 2004, total operating expenses of $170.4 million during 2005 increased $33.3 million, or 24.3% from the $137.1 million in operating expenses for the same period in 2004. Operating expenses were 67.4% of total revenues and 53.3% of cash collections for the year ended December 31, 2005, compared with 63.8% and 51.2%, respectively, for the same period in 2004. The increase as a percent of total revenues and cash collections was primarily due to an increase in collection expenses partially offset by a reduction in salaries and benefits expenses.

Salaries and Benefits.  Salary and benefit expenses were $76.1 million for the year ended December 31, 2005, a decrease of $34.9 million, or 31.5%, compared to salary and benefit expenses of $111.0 million for the year ended December 31, 2004. Salary and benefit expenses were 30.1% of total revenue and 23.8% of cash collections during 2005 compared with 51.7% and 41.4%, respectively, for the same period in 2004. Salary and benefit expenses decreased primarily due to the $45.7 million compensation and related payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering in 2004.

Excluding the $45.7 million compensation and related payroll tax charge in 2004, salary and benefit expenses of $76.1 million for the year ended December 31, 2005 increased $10.8 million, or 16.4% over the $65.3 million in salary and benefit expenses during 2004. The increase over the prior year was primarily due to an increase in total employees, which grew to 1,980 at December 31, 2005 from 1,732 at December 31, 2004, in response to the growth in the number of our portfolios of charged-off consumer receivables. Salary and benefits expenses, excluding the $45.7 million compensation and related payroll tax charge, decreased to 30.1% of total revenues and 23.8% of cash collections for the year ended December 31, 2005 from 30.4% of total revenues and 24.4% of cash collections for the same period in 2004. The decrease in salary and benefits expenses, as adjusted, as a percent of total revenues and cash collections were primarily due to improved benefit costs and increased efficiencies in legal collections. The overall gains in collection efficiency from our legal and forwarding areas were partially offset by decreases in traditional call center collections efficiency. Traditional call center collections per full-time equivalent account representative decreased to $157,661 for the year ended December 31, 2005, compared to $168,708 for the same period in 2004. This decrease is primarily due to a decrease in productivity for account representatives with less than a year of experience. Average full-time equivalent account representatives increased to 1,050 for the fiscal year of 2005 from 908 during the same period in 2004.

Collections Expense.  Collections expense increased to $74.0 million for the year ended December 31, 2005, reflecting an increase of $17.1 million, or 29.9%, over collections expense of $56.9 million for the year ended December 31, 2004. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense increased to 23.1% of cash collections for the year ended December 31, 2005 from 21.3% of cash collections for the year ended December 31, 2004. This increase was primarily due to increases in amounts spent for collection letters as well as increased legal collection expenses. The increase in the collection letters expense was primarily due to collection strategies that focused on stimulating payments through letter campaigns and an increase in the number of accounts owned and actively pursued. The increase in legal expense was due to an increase in the number of accounts for which legal action has been initiated.

Occupancy.  Occupancy expense was $8.4 million for the year ended December 31, 2005, an increase of $2.3 million, or 36.7%, over occupancy expense of $6.1 million for the year ended December 31, 2004. The increase was primarily attributable to the relocation of our headquarters to a larger facility in Warren, Michigan in November 2004.

Administrative.  Administrative expenses increased to $8.6 million for the year ended December 31, 2005, from $5.7 million for the year ended December 31, 2004, reflecting a $2.9 million, or 51.1%, increase. The increase in administrative expenses was principally due to costs related to the secondary offering, additional contract labor and consultants for the testing of internal controls for compliance with Section 404 of Sarbanes-Oxley, increased director fees and expenses and increased property tax assessments.

Depreciation and Amortization.  Depreciation and amortization expense was $3.3 million for the year ended December 31, 2005, an increase of $0.4 million or 15.9% over depreciation and amortization expense of $2.9 million for the year ended December 31, 2004. The increase was due to capital expenditures during 2005 and 2004, which were required to support the increased number of accounts serviced by us and the purchase of furniture and technology equipment in our new and expanded facilities.

Interest Income.  Interest income was $1.1 million during 2005, reflecting an increase of $1.1 million compared to nominal interest income for the year ended December 31, 2004. The increase was primarily due to interest received related to our increased cash position over the prior year in addition to higher interest rates during 2005 over the prior year.

Interest Expense.  Interest expense was $0.6 million for the year ended December 31, 2005, reflecting a decrease of $1.1 million, or 67.3%, compared to interest expense of $1.7 million for the year ended December 31, 2004. During February 2004, we paid in full a related party debt of $40.0 million, which resulted in a reduction in interest expense of $0.4 million during the year ended December 31, 2005 from the same period in the prior year. Additionally, the decrease in interest expense was due to lower average borrowings on our line of credit, which decreased to $0.2 million for the year ended December 31, 2005 from $16.1 million for the same period in 2004. The reduction in our average borrowings was due to repayment of $37.7 million of debt from the proceeds of the initial public offering and cash generated from operations. Interest expense included the amortization of capitalized bank fees of $0.2 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively.

Income Taxes.  Income taxes of $31.7 million reflects a federal tax rate of 35.1% and a state tax rate of 3.1% (net of federal tax benefit including utilization of state net operating losses) for the year ended December 31, 2005. For the year ended December 31, 2004, the federal tax rate was 35.0% and the state tax rate was 2.2% (net of federal tax benefit). The 0.9% increase in the state rate was due to changing apportionment percentages among the various states, the decrease in the federal benefit of state tax expenses due to the utilization of state net operating losses, and other adjustments. Income taxes for the year ended December 31, 2004 (excluding the deferred tax charge related to RBR Holding Corp.) reflected income tax expense on 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was taxed as an S corporation under the Internal Revenue Code and, therefore, taxable income was included on the shareholders’ individual tax returns. Income taxes during the period February  5, 2004 through December 31, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the Reorganization.

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

During the year ended December 31, 2004, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $4.4 billion at a cost of $87.4 million, or 2.00% of face value (adjusted for buybacks through 2005). Included in these purchase totals were 30 portfolios with an aggregate face value of $277.9 million at a cost of $8.0 million, or 2.89% of face value, which were acquired through five forward flow contracts. During the year ended December 31, 2003, we acquired charged-off consumer receivables portfolios with an aggregate face value of $4.1 billion at a cost of $87.3 million, or 2.12% of face value (adjusted for buybacks through 2005).

Operating Expenses

Total operating expenses were $182.7 million for the year ended December 31, 2004, an increase of $77.3 million, or 73.4%, compared to total operating expenses of $105.4 million for the year ended December 31, 2003. Total operating expenses were 85.1% of total revenues and 68.2% of cash collections for the year ended December 31, 2004, compared with 65.8% and 53.3%, respectively, for the same period in 2003. Operating expenses include a $45.0 million compensation charge and a $0.7 million payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering. Excluding the $45.7 million combined compensation and related payroll tax charge, total operating expenses were $137.1 million for the year ended December 31, 2004, an increase of $31.7 million, or 30.0%, over the prior year. Excluding the compensation and related payroll tax charge, operating expenses decreased to 63.8% of total revenues and 51.2% of cash collections for the year ended December 31, 2004 from 65.8% of total revenues and 53.3% of cash collections for the same period in 2003. The improvement in operating expenses, as adjusted, as a percent of total revenue and cash collections was primarily due to strong collections, resulting from increased account representative efficiency, along with the application of successful collection strategies and a continued focus on expense reduction.

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

Excluding the $45.7 million compensation and related payroll tax charge, salary and benefit expenses were $65.3 million for the year ended December 31, 2004, an increase of $14.0 million, or 27.4%, compared to 2003. The increase over the prior year was primarily due to an increase in total employees, which grew to 1,732 at December 31, 2004 from 1,490 at December 31, 2003, in response to the growth in the number of our portfolios of charged-off consumer receivables. Salary and benefits expenses were 51.7% of total revenue and 41.4% of cash collection for the year ended December 31, 2004, compared with 32.0% and 25.9%, respectively, for the same period in 2003. Salary and benefit expenses, excluding the $45.7 million compensation and related payroll tax charge, decreased to 30.4% of total revenues and 24.4% of cash collections for the year ended December 31, 2004 from 32.0% of total revenue and 25.9% of cash collections for the same period in 2003. The decrease in salary and benefits expenses, as adjusted, as a percent of cash collections was primarily due to increased account representative efficiency and improved collection strategies. Traditional call center collections per full-time equivalent account representative increased to $168,708 for the year ended December 31, 2004, compared to $150,178 for the same period in 2003. Average headcount of full-time equivalent account representatives increased to 908 for the fiscal year of 2004 from 800 during the same period in 2003.

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

Occupancy.  Occupancy expense was $6.1 million for the year ended December 31, 2004, an increase of $1.5 million, or 31.9%, over occupancy expense of $4.6 million for the year ended December 31, 2003. The increase was primarily attributable to the relocation of our Florida office to Riverview, Florida in January 2004, the relocation of our Phoenix, Arizona office in November 2003, the addition of our Chicago, Illinois office in September 2003 and the relocation of our headquarters in Warren, Michigan in November 2004.

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

Interest Income.  Interest income was $28,191 during 2004, reflecting an increase of $24,657 compared to interest income of $3,534 for the year ended December 31, 2003. The increase was primarily due to interest received related to our increased cash position over the prior year.

Interest Expense.  Interest expense was $1.7 million for the year ended December 31, 2004, reflecting a decrease of $5.5 million, or 75.9%, compared to interest expense of $7.2 million for the year ended December 31,

2003. During February 2004, we paid in full a related party debt of $40.0 million, which resulted in a reduction in interest expense of $3.2 million during the year ended December 31, 2004 from the same period in the prior year. Additionally, the decrease in interest expense was due to lower average borrowings on our line of credit, which decreased to $16.1 million for the year ended December 31, 2004 from $66.2 million for the same period in 2003. The reduction in our average borrowings was due to repayment of $37.7 million of debt from the proceeds of the initial public offering and cash generated from operations. Interest expense included the amortization of capitalized bank fees of $283,700 and $294,899 for the year ended December 31, 2004 and 2003, respectively.

Income Taxes.  Income taxes of $29.6 million for the year ended December 31, 2004 included a deferred tax charge of $19.3 million resulting from RBR Holding Corp.’s change in tax status from an S corporation to a C corporation after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004.

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

Supplemental Performance Data

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since 1990 through December 31, 2005.

						Total Estimated
			Cash Collections	Estimated	Total	Collections as a
	Number of	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Portfolios	Price(1)	Sales(2)	Collections	Collections	Purchase Price(2)
	(dollars in thousands)

1990	9	$638	$3,133	$—	$3,133	491%
1991	12	280	1,482	—	1,482	529
1992	29	309	2,929	—	2,929	948
1993	30	790	7,884	—	7,884	998
1994	36	1,427	6,916	—	6,916	485
1995	53	1,519	7,873	—	7,873	518
1996	46	3,844	17,197	306	17,503	455
1997	45	4,345	28,198	1,217	29,415	677
1998	61	16,411	77,884	6,705	84,589	515
1999	51	12,925	55,927	8,568	64,495	499
2000	49	20,595	106,951	25,807	132,758	645
2001	62	43,132	205,575	74,209	279,784	649
2002	94	72,287	233,323	152,917	386,240	534
2003	76	87,311	225,031	273,809	498,840	571
2004	106	87,364	91,719	267,044	358,763	411
2005	104	102,262	23,459	286,954	310,413	304

Total	863	$455,439	$1,095,481	$1,097,536	$2,193,017	482%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	For purposes of this table, cash collections include selected cash sales, which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios, which occurred at the time of purchase.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of December 31, 2005.

			Unamortized	Unamortized
	Unamortized		Balance as a	Balance as a
	Balance as of	Purchase	Percentage of	Percentage of
Purchase Period	December 31, 2005	Price(1)	Purchase Price(2)	Total
	(dollars in thousands)

2000	$61	$20,595	0.30%	0.02%
2001	5,210	43,132	12.08	2.09
2002	27,935	72,287	38.64	11.23
2003	52,322	87,311	59.93	21.01
2004	67,501	87,364	77.26	27.11
2005	95,962	102,262	93.84	38.54

Total	$248,991	$412,951	60.30%	100.00%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	For purposes of this table, cash collections include selected cash sales, which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios, which occurred at the time of purchase.

Account Representative Productivity and Turnover

We measure traditional call center account representative productivity by two major categories, those with less than one year of experience and those with one or more years of experience. The following tables display our results.

Account Representatives by Experience

	For the Year Ended
	December 31,
	2005	2004	2003

Number of account representatives:
One year or more(1)	510	471	322
Less than one year(2)	540	437	478

Total	1,050	908	800

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives with one or more years of service.

(2)	Based on number of average traditional call center FTE account representatives with less than one year of service, including new employees in training.

Collection Averages by Experience

	For the Year Ended
	December 31,
	2005	2004	2003

Collection averages:
One year or more(1)	$199,734	$195,426	$171,506
Less than one year(2)	117,859	139,891	135,792
Overall average	157,661	168,708	150,178

(1)	Based on number of traditional call center FTE account representatives with one or more years of service.

(2)	Based on number of traditional call center FTE account representatives with less than one year of service, including new employees in training.

We believe that account representative productivity is adversely impacted by increases in account representative turnover. Generally, collection averages increase for account representatives as they gain experience. The following table provides annualized account representative turnover data for traditional collections for 2005, 2004 and 2003:

Turnover by Experience

	For the Year Ended
	December 31,
	2005	2004	2003

Account representatives turnover:
One year or more(1)	39.3%	38.4%	28.1%
Less than one year(2)	117.8	103.3	96.1
Total turnover	78.8	69.0	71.3

(1)	Based on number of traditional call center account representatives with one or more years of service.

(2)	Based on number of traditional call center account representatives with less than one year of service, including new employees in training.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.

Historical Collections(1)

Purchase	Purchase	Year Ended December 31,
Period	Price(2)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(dollars in thousands)

Pre-1994		$3,067	$2,540	$1,788	$1,285	$834	$649	$555	$437	$302	$324	$243	$245
1994	$1,427	345	1,763	1,430	1,005	647	457	357	258	176	188	126	130
1995	1,519	—	388	1,566	1,659	1,118	786	708	472	343	278	227	212
1996	3,844	—	—	827	3,764	3,085	2,601	2,098	1,440	1,041	816	687	683
1997	4,345	—	—	—	1,682	4,919	5,573	5,017	3,563	2,681	1,784	1,526	1,342
1998	16,411	—	—	—	—	4,835	15,220	15,045	12,962	11,021	7,987	5,582	4,653
1999	12,925	—	—	—	—	—	3,761	11,331	10,862	9,750	8,278	6,675	5,022
2000	20,595	—	—	—	—	—	—	8,895	23,444	22,559	20,318	17,196	14,062
2001	43,132	—	—	—	—	—	—	—	17,630	50,327	50,967	45,713	39,865
2002	72,287	—	—	—	—	—	—	—	—	22,340	70,813	72,024	67,649
2003	87,311	—	—	—	—	—	—	—	—	—	36,067	94,564	94,234
2004	87,364	—	—	—	—	—	—	—	—	—	—	23,365	68,354
2005	102,262	—	—	—	—	—	—	—	—	—	—	—	23,459

Total		$3,412	$4,691	$5,611	$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910

Cumulative Collections(1)

Purchase	Purchase	Total Through December 31,
Period	Price(2)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(dollars in thousands)

1994	$1,427	$345	$2,108	$3,538	$4,543	$5,190	$5,647	$6,004	$6,262	$6,438	$6,626	$6,752	$6,882
1995	1,519	—	388	1,954	3,613	4,731	5,517	6,225	6,697	7,040	7,318	7,545	7,757
1996	3,844	—	—	827	4,591	7,676	10,277	12,375	13,815	14,856	15,672	16,359	17,042
1997	4,345	—	—	—	1,682	6,601	12,174	17,191	20,754	23,435	25,219	26,745	28,087
1998	16,411	—	—	—	—	4,835	20,055	35,100	48,062	59,083	67,070	72,652	77,305
1999	12,925	—	—	—	—	—	3,761	15,092	25,954	35,704	43,982	50,657	55,679
2000	20,595	—	—	—	—	—	—	8,895	32,339	54,898	75,216	92,412	106,474
2001	43,132	—	—	—	—	—	—	—	17,630	67,957	118,924	164,637	204,502
2002	72,287	—	—	—	—	—	—	—	—	22,340	93,153	165,177	232,825
2003	87,311	—	—	—	—	—	—	—	—	—	36,067	130,631	224,866
2004	87,364	—	—	—	—	—	—	—	—	—	—	23,365	91,719
2005	102,262	—	—	—	—	—	—	—	—	—	—	—	23,459

Cumulative Collections as Percentage of Purchase Price(1)

Purchase	Purchase	Total Through December 31,
Period	Price(2)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

1994	$1,427	24%	148%	248%	318%	364%	396%	421%	439%	451%	464%	473%	482%
1995	1,519	—	26	129	238	311	363	410	441	463	482	497	511
1996	3,844	—	—	22	119	200	267	322	359	386	408	426	443
1997	4,345	—	—	—	39	152	280	396	478	539	580	616	646
1998	16,411	—	—	—	—	29	122	214	293	360	409	443	471
1999	12,925	—	—	—	—	—	29	117	201	276	340	392	431
2000	20,595	—	—	—	—	—	—	43	157	267	365	449	517
2001	43,132	—	—	—	—	—	—	—	41	158	276	382	474
2002	72,287	—	—	—	—	—	—	—	—	31	129	229	322
2003	87,311	—	—	—	—	—	—	—	—	—	41	150	258
2004	87,364	—	—	—	—	—	—	—	—	—	—	27	105
2005	102,262	—	—	—	—	—	—	—	—	—	—	—	23

(1)	Does not include proceeds from sales of any receivables.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

Below is a chart that illustrates our quarterly collections for years 2001 through 2005.

Cash Collections

Quarter	2001	2002	2003	2004	2005
First	$15,592,577	$27,297,721	$44,017,730	$65,196,055	$80,397,640
Second	17,661,537	30,475,078	51,190,533	67,566,031	84,862,856
Third	17,766,800	29,337,914	48,622,829	66,825,822	78,159,364
Fourth	20,046,733	33,429,419	53,988,333	68,339,797	76,490,350

Total cash collections	$71,067,647	$120,540,132	$197,819,425	$267,927,705	$319,910,210

Below is a table that illustrates the percentages by source of our total cash collections:

	Year Ending December 31,
	2002	2003	2004	2005

Traditional collections	66.57%	60.67%	57.20%	51.77%
Legal collections	24.17	28.52	30.98	35.85
Other collections	9.26	10.81	11.82	12.38

Total cash collections	100.00%	100.00%	100.00%	100.00%

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

Borrowings

We maintain a $100.0 million line of credit secured by a first priority lien on all of our assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon our liquidity, as defined in the credit agreement. Alternately, at our discretion, we may borrow by entering into 30, 60 or 90-day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our line of credit includes an accordion loan feature that allows us to request a $20.0 million increase in the credit facility. The line of credit has certain covenants and restrictions that we must comply with, which, as of December 31, 2005, we believe we were in compliance with, including:

•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes;

•	leverage ratio (as defined in the line of credit agreement) cannot exceed 1.5 to 1.0;

•	debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004, which required a balance of $176.9 million as of December 31, 2005.

During February 2004, we used $37.7 million of the proceeds from our initial public offering to reduce the outstanding amount on our line of credit. There was no outstanding balance on our line of credit at December 31, 2005.

At December 31, 2003, we had a note payable outstanding to a related party totaling $39.6 million including principal and accrued interest. During February 2004, we used $40.0 million of the proceeds from our initial public offering to pay our related party debt in full.

Cash Flows

The majority of our purchases have been funded with internal cash flow. For the year ended December 31, 2005, we invested $100.2 million in purchased receivables, net of buybacks, while only borrowing $13.5 million against our line of credit, which was subsequently repaid and had no outstanding balance as of December 31, 2005. Our cash balance has increased from $14.2 million at December 31, 2004 to $50.5 million as of December 31, 2005.

Our operating activities provided cash of $90.7 million, $62.7 million and $47.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cash provided by operating activities for the years ended December 31, 2005, 2004 and 2003 were generated primarily from net income earned through cash collections. Cash provided by operating activities for the year ended December 31, 2004 was reduced by a $19.0 million cash payment of withholding taxes and employer taxes related to the share appreciation rights.

Investing activities used cash of $54.2 million, $36.4 million and $49.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cash used for investing purposes was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal.

Financing activities used cash of $0.2 million and $17.5 million for the years ended December 31, 2005 and 2004, respectively. Financing activities provided cash of $4.3 million for the year ended December 31, 2003. Cash used by financing activities in 2005 was primarily due to repayments on capital lease obligations. Cash used by financing activities in 2004 was primarily due to repayments on our line of credit, net of borrowings, and the repayment of our related party notes payable offset by proceeds from our initial public offering. Cash provided by financing activities for the year 2003 was primarily due to borrowings on our line of credit and from related parties, net of repayments.

Cash paid for interest was $0.3 million, $1.5 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cash paid for interest consisted of $0.3 million for the line of credit for the year ended December 31, 2005. Cash paid for interest consisted of $1.1 million for the line of credit and $0.4 million paid for the related party debt for the year ended December 31, 2004. Cash paid for interest consisted of $3.2 million for the line of credit for the year ended December 31, 2003.

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

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2005:

	Year Ending December 31,
	2006	2007	2008(3)	2009	2010	Thereafter

Capital lease obligations(1)	$129,173	$54,682	$9,514	$—	$—	$—
Operating lease obligations	6,114,629	5,894,124	4,959,037	4,130,472	3,363,355	11,964,109
Purchased receivables(2)	—	—	—	—	—	—
Line of credit(3)	—	—	—	—	—	—
Employment agreements(4)	976,250	—	—	—	—	—

Total	$7,220,052	$5,948,806	$4,968,551	$4,130,472	$3,363,355	$11,964,109

(1)	In January 2006, we entered into an amendment with respect to the lease for the Brooklyn Heights, Ohio facility. The amendment will increase our square footage from 22,640 to 30,443 on or before November 1, 2006. In addition, the amendment extended the expiration of our lease agreement from September 30, 2006 to October 31, 2011 with an increase in the future minimum contractual obligation from $256,267 in 2006 to approximately $322,200, $395,700, $395,700, $395,800, 395,800 and $329,800 in 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

(2)	During 2004, we entered into five forward flow contracts that commit us to purchase receivables for a fixed percentage of the face value of the receivables. Three of the five forward flow contracts were renewed during 2005 with only one of these forward flow contracts having terms beyond December 2005 and expiring in February 2006. The remainder of the one contract calls for monthly purchases of approximately $171,000, depending upon circumstances. There were no new contracts entered into during 2005.

(3)	To the extent that a balance is outstanding on our line of credit, it would be due in May 2008. There was no outstanding balance on our line of credit as of December 31, 2005.

(4)	On February 14, 2006, Mr. Reitzel announced his retirement from his position as Chairman of the Board and as director. Mr. Reitzel’s intentions of retirement, which will become effective on February 28, 2006 and will reduce the Company’s future contractual cash obligations by $335,417.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

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

Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is calculated for each static pool of receivables based on the projected cash flows. The IRR is applied to the remaining balance of each static pool of accounts to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Effective January 2005, under SOP 03-3, if the revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

Application of the interest method of accounting requires the use of estimates to calculate a projected IRR for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on reversal of impairments, yields and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact and result in an impairment being recorded.

New Accounting Pronouncements

SFAS No. 123(R), “Share-Based Payment”

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all stock-based compensation awards granted to employees be recognized in the consolidated financial statements at fair value, similar to that prescribed under SFAS No. 123 and is effective for first fiscal period beginning after June 15, 2005. We adopted the fair value recognition provisions of SFAS No. 123 effective January 2004 and therefore, adoption of SFAS No. 123(R) is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to the interest rate risk with our variable line of credit. The average borrowings on the variable line of credit were $0.2 million, $16.1 million and $66.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Assuming a 200 basis point increase in interest rates on our variable rate debt, interest expense would have increased approximately $3,000, $306,000 and $625,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated increases in interest expense are based on the portion of our variable interest debt that is not offset by interest rate swap agreements and assumes no changes in the volume or composition of the debt. As of December 31, 2005, we did not have any borrowings against our variable line of credit. We currently do not have any swap or hedge agreements outstanding.

Item 8.	Financial Statements and Supplementary Data

The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section of this Annual Report and are incorporated herein by reference.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors And Executive Officers Of The Registrant

The other information required by Item 10 is included in the Proxy Statement for the 2006 Annual Meeting of Stockholders of the Company to be held May 16, 2006 which will be filed with the Securities and Exchange Commission (the “Proxy Statement”) and is incorporated herein by reference.

The Company has adopted a code of business conduct applicable to all directors, officers and employees, which complies with the definition of a “code of ethics” set forth in Section 406(c) of the Sarbanes-Oxley Act of 2002 and the requirement of a “code of ethics” prescribed by Rule 4350(n) of The Nasdaq Stock Market, Inc. Marketplace Rules. The code of business conduct is accessible at no charge on the Company’s website at www.assetacceptance.com.

Item 11.	Executive Compensation

The information required by Item 11 is included in the Proxy Statement for the 2006 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by Item 12 is included in the Proxy Statement for the 2006 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference. The Company also incorporates herein by reference the Equity Compensation Plan information contained in Item 5 of this Annual Report.

Item 13.	Certain Relationships And Related Transactions

The information required by Item 13 is included in the Proxy Statement for the 2006 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accounting Fees And Services

The information required by Item 14 is included in the Proxy Statement for the 2006 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statements

(a) The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements on page F-1 of the separate financial section of this Annual Report, which is incorporated herein by reference.

(b) The following exhibits are filed as a part of this Annual Report.

The following exhibits were previously filed unless otherwise indicated.

Exhibit
Number	Description

2.1	Asset Contribution and Securities Purchase Agreement among Asset Acceptance Holdings LLC, AAC Holding Corp., Consumer Credit Corp., their respective shareholders and AAC Investors, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

2.2	Share Exchange Agreement dated October 24, 2003, among Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and the other parties thereto. (Incorporated by reference to Exhibit 2.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

3.1	Amended and Restated Certificate of Incorporation of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

3.2	Amended and Restated Bylaws of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.2 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.1	Credit Agreement dated September 30, 2002, between Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, Consumer Credit, LLC, Bank One, N.A., Standard Federal Bank, N.A., National City Bank of Michigan/ Illinois, Fifth Third Bank, Eastern Michigan, Comerica Bank and Bank One, N.A., as Agent, as amended. (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.2	CC Option Agreement dated September 30, 2002 between Asset Acceptance Holdings LLC and Rufus H. Reitzel, Jr. (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.3	Form of Amended and Restated Registration Rights Agreement among Asset Acceptance Capital Corp. and its stockholders. (Incorporated by reference to Exhibit 10.3 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.4	Asset Acceptance Holdings LLC Year 2002 Share Appreciation Rights Plan effective as of September 30, 2002. (Incorporated by reference to Exhibit 10.4 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.5	Form of Share Appreciation Rights Agreement used in connection with grants under the Asset Acceptance Holdings LLC Year 2002 Share Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.5 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.6	Form of 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.7	Lease dated November 17, 2000 between Brooklyn Heights Business Park Limited and Asset Acceptance Corp. for the property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio, as amended. (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.8	Industrial Gross Lease Agreement dated June 28, 2000 between Nottingham Village, Inc. and Asset Acceptance Corp, as successor to Alegis Group, L.P. and Sherman Financial Group, LLC, for the property located at 9940 Franklin Square Drive, Baltimore, Maryland, as amended. (Incorporated by reference to Exhibit 10.12 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.9	Lease dated February 15, 2002 between Alpha Drive Development Associates, L.L.C. and Asset Acceptance Corp. for the property located at 48325 Alpha Drive, Wixom, Michigan. (Incorporated by reference to Exhibit 10.13 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

Exhibit
Number	Description

10.10	Lease Agreement dated April 25, 2003 between Northpoint Atrium Limited Partnership and Asset Acceptance, LLC for the property located at 10500 Heritage Street, San Antonio, Texas. (Incorporated by reference to Exhibit 10.14 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.11	Lease Agreement dated July 25, 2003 between Orsett/ Piedmont Limited Liability Company and Asset Acceptance, LLC for the property located at 9801 South 51st Street, Phoenix, Arizona. (Incorporated by reference to Exhibit 10.15 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.12	Business Lease dated August 25, 2003 between First Industrial Development Services, Inc. and Asset Acceptance, LLC for the property located in Hilsborough County, Florida, as amended by First Amendment to Lease dated December 29, 2003. (Incorporated by reference to Exhibit 10.16 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.13	Lease Agreement dated October 31, 2003 by and between Van Dyke Office LLC and Asset Acceptance, LLC for the property located at 28405 Van Dyke Avenue, Warren, Michigan. (Incorporated by reference to Exhibit 10.17 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.14	Employment Agreement dated September 30, 2002, between Rufus H. Reitzel, Jr. and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.18 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.15	Employment Agreement dated September 30, 2002, between Nathaniel F. Bradley IV and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.19 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.16	Employment Agreement dated September 30, 2002, between Mark A. Redman and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.20 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.17	Employment Agreement dated September 30, 2002, between Heather K. Reitzel and Asset Acceptance Holdings LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.21 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.18	Agreement between Ontario Systems Corporation and Lee Acceptance Corp. dated June 26, 1992, as amended. (Incorporated by reference to Exhibit 10.22 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.19	Third Amendment To Credit Agreement, dated as of January 30, 2004 by and among Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, and Consumer Credit, LLC, and Med-Fi Acceptance, LLC, Bank One, NA, Standard Federal Bank, NA, National City Bank Of Michigan/ Illinois, Fifth Third Bank, Eastern Michigan, and Comerica Bank (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

10.20	Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

10.21	Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Holdings LLC (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

10.22	Guaranty Agreement, dated as of January 30, 2004 by RBR Holding Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

10.23	Guaranty Agreement, dated as of January 30, 2004 by AAC Investors, Inc. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

Exhibit
Number		Description

10.24		Fourth Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.23 previously filed with our Current Report on Form 8-K, originally filed on December 30, 2004)

10.25		First Amendment to Lease Agreement and Second Amendment to Lease Agreement (for property located at 28405 Van Dyke Avenue, Warren, Michigan). (Incorporated by reference to Exhibit 10.29 filed with Asset Acceptance Capital Corp. Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-123178))

10	.26*	Second Amendment To Employment Agreement, dated December 23, 2005, between Rufus H. Reitzel, Jr. and Asset Acceptance Holdings LLC.

10	.27*	Second Amendment To Employment Agreement, dated December 23, 2005, between Nathaniel F. Bradley IV and Asset Acceptance Holdings LLC.

10	.28*	Second Amendment To Employment Agreement, dated December 23, 2005, between Mark A. Redman and Asset Acceptance Holdings LLC.

10	.29*	Second Amendment To Employment Agreement, dated December 23, 2005, between Heather K. Reitzel and Asset Acceptance Holdings LLC.

10	.30*	Lease Agreement dated April 25, 2005 between 55 E. Jackson LLC and Asset Acceptance, LLC for the property located at 55 E. Jackson Boulevard, Chicago, Illinois 60604.

10	.31*	Second Amendment to Lease Agreement (for property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio).

21.1		Subsidiaries of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 21.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-123178))

31	.1*	Certification of Chief Executive Officer dated February 24, 2006 relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

31	.2*	Certification of Chief Financial Officer dated February 24, 2006, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated February 24, 2006, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Warren, State of Michigan on February 24, 2006.

ASSET ACCEPTANCE CAPITAL CORP.

By:	/s/ NATHANIEL F. BRADLEY IV
Nathaniel F. Bradley IV,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2006.

Signature	Title

/s/ NATHANIEL F. BRADLEY IV Nathaniel F. Bradley IV	President, Chief Executive Officer and Director (principal executive officer)

/s/ MARK A. REDMAN Mark A. Redman	Vice President-Finance and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ JENNIFER ADAMS Jennifer Adams	Director

/s/ TERRENCE D. DANIELS Terrence D. Daniels	Director

/s/ DONALD HAIDER Donald Haider	Director

/s/ ANTHONY R. IGNACZAK Anthony R. Ignaczak	Director

/s/ WILLIAM I. JACOBS William I. Jacobs	Director

/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Director

/s/ WILLIAM F. PICKARD William F. Pickard	Director

/s/ RUFUS H. REITZEL, JR. Rufus H. Reitzel, Jr.	Director

ASSET ACCEPTANCE CAPITAL CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
Asset Acceptance Capital Corp.

Asset Acceptance Capital Corp. (the “Company”) management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2005 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005, based on the COSO criteria. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005. That report is included herein.

Asset Acceptance Capital Corp.

/s/  Nathaniel F. Bradley IV
President and Chief Executive Officer
February 24, 2006

/s/  Mark A. Redman
Vice President — Finance and Chief Financial Officer
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — INTERNAL CONTROL

The Board of Directors and Shareholders
Asset Acceptance Capital Corp.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Asset Acceptance Capital Corp. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, equity and cash flows for the years ended December 31, 2005, 2004 and 2003 and our report dated February 24, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Asset Acceptance Capital Corp.

We have audited the accompanying consolidated statements of financial position of Asset Acceptance Capital Corp. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asset Acceptance Capital Corp. and subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments in purchased receivables in accordance with the Statement of Position 03-3, Accounting for Certain Loans of Debt Securities Acquired in a Transfer.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 24, 2006

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	December 31,	December 31,
	2005	2004

ASSETS
Cash	$50,518,934	$14,204,579
Purchased receivables	248,990,772	216,479,676
Finance contract receivables, net	3,925,581	688,497
Property and equipment, net	10,747,627	11,165,103
Goodwill	6,339,574	6,339,574
Other assets	3,419,367	3,628,291

Total assets	$323,941,855	$252,505,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deferred tax liability, net	$58,583,604	$41,246,766
Accounts payable and other liabilities	15,710,953	13,824,600
Capital lease obligations	186,944	254,185

Total liabilities	74,481,501	55,325,551

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares — 37,225,275 at December 31, 2005 and 2004	372,253	372,253
Additional paid in capital	160,361,599	159,348,233
Retained earnings	88,726,502	37,459,683

Total stockholders’ equity	249,460,354	197,180,169

Total liabilities and stockholders’ equity	$323,941,855	$252,505,720

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Income

	For the Years Ended December 31,
	2005	2004	2003

Revenues
Purchased receivable revenues	$252,195,740	$213,723,161	$159,628,308
Gain (loss) on sale of purchased receivables	(25,982)	467,670	—
Finance contract revenues	514,109	562,299	564,965

Total revenues	252,683,867	214,753,130	160,193,273

Expenses
Salaries and benefits	76,107,311	111,034,466	51,295,872
Collections expense	73,974,369	56,948,596	43,655,871
Occupancy	8,352,320	6,108,996	4,632,958
Administrative	8,581,389	5,677,445	3,259,574
Depreciation and amortization	3,339,146	2,880,857	2,572,053
Loss on disposal of equipment	32,088	97,652	4,151

Total operating expenses	170,386,623	182,748,012	105,420,479

Income from operations	82,297,244	32,005,118	54,772,794
Other income (expense)
Interest income	1,142,888	28,191	3,534
Interest expense	(567,377)	(1,737,263)	(7,198,914)
Other	51,085	83,762	448,793

Income before income taxes	82,923,840	30,379,808	48,026,207
Income taxes	31,657,021	29,633,330	10,283,362

Net income	$51,266,819	$746,478	$37,742,845

Pro forma income taxes	$—	$11,301,289	$17,913,775

Pro forma net income	$—	$19,078,519	$30,112,432

Weighted average number of shares:
Basic	37,225,275	36,385,961	28,448,449
Diluted	37,270,297	36,393,705	28,448,449
Earnings per common share outstanding:
Basic	$1.38	$0.02	$1.33
Diluted	$1.38	$0.02	$1.33
Pro forma earnings per common share outstanding:
Basic	$—	$0.52	$1.06
Diluted	$—	$0.52	$1.06

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Equity

			Additional		Total
	Number of	Common	Paid in	Retained	Stockholders’
	Shares	Stock	Capital	Earnings	Equity

Balance at December 31, 2002	28,448,449	$284,484	$36,385,000	$4,974,018	$41,643,502
Distributions	—	—	—	(5,003,658)	(5,003,658)
Net income	—	—	—	37,742,845	37,742,845

Balance at December 31, 2003	28,448,449	284,484	36,385,000	37,713,205	74,382,689
Issuance of common stock	7,000,000	70,000	96,007,000	—	96,077,000
Contribution of assets	—	—	50,406	—	50,406
Issuance of common stock under employee stock plan	1,776,826	17,769	26,634,629	—	26,652,398
Grant of options under share-based compensation plan	—	—	271,198	—	271,198
Distributions	—	—	—	(1,000,000)	(1,000,000)
Net income	—	—	—	746,478	746,478

Balance at December 31, 2004	37,225,275	372,253	159,348,233	37,459,683	197,180,169
Grant of options under share-based compensation plan	—	—	1,013,366	—	1,013,366
Net income	—	—	—	51,266,819	51,266,819

Balance at December 31, 2005	37,225,275	$372,253	$160,361,599	$88,726,502	$249,460,354

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities
Net income	$51,266,819	$746,478	$37,742,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,339,146	2,880,857	2,572,053
Deferred income taxes	17,336,838	29,340,997	10,282,450
Share-based compensation expense	1,013,366	26,923,596	—
Net impairment of purchased receivables	22,285,355	—	—
Non-cash revenue	(6,745,221)	(2,316,091)	(5,290,857)
Loss on disposal of equipment	32,088	97,652	4,151
Charge-offs of finance contracts	238,538	182,970	203,595
Changes in assets and liabilities:
Decrease (increase) in other assets	10,918	(931,525)	(938,300)
Increase in accounts payable and other liabilities	1,886,353	5,731,758	3,274,632

Net cash provided by operating activities	90,664,200	62,656,692	47,850,569

Cash flows from investing activities
Investment in purchased receivables, net of buybacks	(100,221,771)	(86,980,198)	(88,574,201)
Principal collected on purchased receivables	52,170,541	56,536,280	43,481,973
Investment in finance contracts	(4,093,425)	(772,372)	(817,910)
Principal collected on finance contracts	617,803	543,435	532,951
Proceeds from sale of property and equipment	—	—	1,956
Purchase of property and equipment	(2,662,269)	(5,753,169)	(3,598,624)

Net cash used in investing activities	(54,189,121)	(36,426,024)	(48,973,855)

Cash flows from financing activities
Borrowings under line of credit	13,500,000	45,420,000	65,150,000
Repayment of line of credit	(13,500,000)	(118,370,000)	(59,400,000)
Borrowings — related party	—	—	3,677,919
Repayment — related party	—	(39,560,110)	—
Repayment of capital lease obligations	(160,724)	(142,221)	(83,000)
Distributions paid	—	(1,000,000)	(5,003,658)
Additional assets contributed	—	50,406	—
Proceeds from initial public offering, net of costs	—	96,077,000	—

Net cash provided by (used in) financing activities	(160,724)	(17,524,925)	4,341,261

Net increase in cash	36,314,355	8,705,743	3,217,975
Cash at beginning of period	14,204,579	5,498,836	2,280,861

Cash at end of period	$50,518,934	$14,204,579	$5,498,836

Supplemental disclosure of cash flow information
Cash paid for interest	$344,267	$1,480,520	$3,174,887
Cash paid for income taxes	11,801,891	1,858,720	—
Non-cash investing and financing activities:
Capital lease obligations incurred	93,483	177,641	191,881

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Operations

Asset Acceptance Capital Corp. (referred to as the “Company”) is a major purchaser of defaulted or charged-off accounts receivable portfolios. These receivables are acquired from consumer credit originators, primarily credit card issuers, consumer finance companies, retail merchants and telecommunications and other utility providers as well as from resellers and other holders of consumer debt. As part of the collection process, the Company occasionally sells receivables from these portfolios to unaffiliated companies.

The Company also finances the sales of consumer product retailers located primarily in Michigan and Florida.

Reporting Entity

The consolidated financial statements include the accounts of Asset Acceptance Capital Corp. consisting of subsidiaries AAC Investors, Inc., RBR Holding Corp. and Asset Acceptance Holdings, LLC and subsidiaries, Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, Rx Acquisitions, LLC and Consumer Credit, LLC (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Effective December 31, 2004, Financial Credit, LLC and CFC Financial, LLC were merged into Asset Acceptance, LLC.

On February 4, 2004, a reorganization was completed in which all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp. were contributed to Asset Acceptance Capital Corp. in exchange for all of the outstanding shares of common stock of Asset Acceptance Capital Corp. Prior to this reorganization, AAC Investors, Inc. and RBR Holding Corp. held a 60% and 40% ownership interest in Asset Acceptance Holdings, LLC, respectively. The resulting consolidated entity includes Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and Asset Acceptance Holdings, LLC and subsidiaries, Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, Rx Acquisitions, LLC and Consumer Credit, LLC. On February 5, 2004, the Company commenced an initial public offering (“IPO”) of common stock.

The Company has presented pro forma income taxes and pro forma net income assuming the consolidated entity had been a C corporation for all periods presented. Tax rates used for pro forma income taxes are equal to the rates that would have been in effect had the Company been required to report tax expense in such years.

Cash

The Company maintains cash balances with high quality financial institutions. Management periodically evaluates the creditworthiness of such institutions. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Purchased Receivables Portfolios and Revenue Recognition

Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and typically have been subject to previous collection efforts. The Company acquires the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (usually discounted 95% to 99%) from their face values and are initially recorded at the Company’s cost to acquire the portfolio. Financing for the purchases is primarily provided by the Company’s cash generated from operations and the Company’s line of credit.

The Company accounts for its investment in purchased receivables using the guidance provided by the Accounting Standards Executive Committee Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans of Debt Securities Acquired in a Transfer” and the Accounting Standards Executive Committee Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans”. The provisions of SOP 03-3 were adopted by the Company effective January 2005 and apply to purchased receivables acquired after December 31,

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend PB 6 for consistent treatment and apply prospectively to receivables acquired before January 1, 2005. The Company purchases pools of homogenous accounts receivable and records each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into a single pool (“static pool”), within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are assumed to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or not aggregated, retains its own identity and does not change. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Based on historical cash collections, each pool is given an expected life of 60 months. The actual life of each pool may vary, but each pool generally amortizes between 50 and 60 months. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical pools to determine whether each static pool is performing as expected. This comparison is used to determine future estimated cash flows. Through financial statement reporting periods ended December 31, 2004, to the extent there were differences in actual performance versus expected performance, the IRR was adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Effective January 2005, under SOP 03-3, if the revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

The cost recovery method prescribed by PB 6 and SOP 03-3 are used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of December 31, 2005, the Company had 19 unamortized pools on the cost recovery method with an aggregate carrying value of $3.8 million or about 1.5% of the total carrying value of all purchased receivables. The Company had 48 unamortized pools on the cost recovery method with an aggregate carrying value of $5.3 million, or about 2.4% of the total carrying value of all purchased receivables as of December 31, 2004.

The agreements to purchase receivables typically include general representations and warranties from the sellers covering account holder death, bankruptcy, fraud and settled or paid accounts prior to sale. The representation and warranty period permits the return of certain accounts from the Company back to the seller. The general time frame to return accounts is within 60 to 240 days. Returns are applied against the carrying value of the static pool.

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

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in purchased receivables portfolios for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
	2005	2004

Beginning balance	$216,479,676	$183,719,667
Investment in purchased receivables, net of buybacks	100,221,771	86,980,198
Cost of sale of purchased receivables, net of returns	3,795	(15,645)
Cash collections	(319,910,210)	(267,927,705)
Purchased receivable revenues	252,195,740	213,723,161

Ending balance	$248,990,772	$216,479,676

Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of the purchased receivables. Changes in accretable yield for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
	2005	2004

Beginning balance	$792,755,605	$665,791,369
Revenue recognized on purchased receivables	(252,195,740)	(213,723,161)
Additions due to purchases during the period	232,860,789	228,704,533
Reclassifications from nonaccretable yield	75,124,804	111,982,864

Ending balance	$848,545,458	$792,755,605

Cash collections for the years ended December 31, 2005, 2004 and 2003 include collections from pools that are fully amortized of which 100% of the collections were reported as revenue. Components of revenue from fully amortized pools are as follows:

	Year Ended December 31,
	2005	2004	2003

Revenue from fully amortized pools:
Pools that amortized before 60 months	$28,801,081	$17,050,322	$2,577,377
Pools that are 60 months or older	22,906,015	11,264,181	8,192,947
Pools under full cost recovery	4,384,993	2,862,737	771,694

Total revenue from fully amortized pools	$56,092,089	$31,177,240	$11,542,018

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2005, the Company recorded net impairments of $22.3 million related to its purchased receivables and set up an allowance for receivable losses. The net impairments charge reduced revenue and the allowance reduced the carrying value of the purchased receivables portfolios. No impairments were recognized during 2004 and 2003 as the Company was accounting for revenue under PB 6. Changes in the allowance for receivable losses for the year follows:

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net impairments recorded:
Impairments	$700,000	$1,698,000	$5,112,000	$16,367,355	$23,877,355
Reversal of impairments(1)	—	—	(516,000)	(1,076,000)	(1,592,000)

Total	$700,000	$1,698,000	$4,596,000	$15,291,355	$22,285,355

(1)	During 2005, impairment reversals of $813,000 relate to second quarter impairment charges and $779,000 impairment reversals relate to third quarter impairment charges.

Finance Contract Receivables

Finance contract revenues are recognized based on the effective yield method. Unearned discounts on finance contract receivables were approximately $450,000 and $424,000 at December 31, 2005 and December 31, 2004, respectively. The fair value of finance contract receivables does not materially differ from their book value. An allowance for doubtful accounts is established for estimated losses on accounts based on historical losses. The allowance for doubtful accounts, which is netted against finance contract receivables on the consolidated statements of financial position, was approximately $135,000 and $106,000 at December 31, 2005 and 2004, respectively.

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross collections paid to the third parties as a component of collection expense. The percent of gross cash collections from such third party relationships were 22.8%, 21.8% and 18.4% for the years ended December 31, 2005, 2004 and 2003, respectively.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for repairs and maintenance are charged to operations as incurred. The Company records depreciation expense on a straight-line basis with lives ranging from three to ten years. Depreciation expense was $3,141,140, $2,638,623 and $2,336,817 for the years ended December 31, 2005, 2004 and 2003, respectively.

Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The Company recognizes expense for defense costs when incurred.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Risk

The Company typically purchases portfolios in response to a request to bid received via e-mail or telephone. The Company has also developed a marketing and acquisitions team that contacts and cultivates relationships with known and prospective sellers of portfolios. The Company has purchased portfolios from over 100 different debt sellers since 2000, including many of the largest consumer credit grantors in the United States. Although the Company may invest 10% or more of its purchases in a year with a single debt seller, historically, the Company has not purchased more than 10% at cost from the same debt seller in consecutive years.

During 2005, 2004 and 2003, 13.6%, 12.9% and 20.6%, respectively, of purchased receivables at cost were from a single debt seller. The debt seller in 2005 and 2003 were the same entity. The Company has no policy limiting purchases from single debt sellers. The Company purchases from a diverse set of suppliers and its purchasing decisions are based upon constantly changing economic and competitive environments as opposed to long-term relationships with particular suppliers.

Interest Expense

Interest expense included interest on the Company’s line of credit, related party debt and amortization of capitalized bank fees.

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

Application of PB6 and SOP 03-3 requires the use of estimates to calculate a projected IRR for each pool. These estimates are based on historical cash collections. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on yields and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact and result in an impairment, which would negatively impact the Company’s earnings.

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

Stock-Based Compensation

Effective January 1, 2004 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2004. Prior to January 1, 2004, the Company accounted for its share appreciation rights plan using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Adoption of the fair value recognition provisions of SFAS No. 123 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

Earnings Per Share and Pro Forma Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding. Diluted weighted average shares outstanding at December 31, 2005 and 2004, respectively, included 45,022 and 7,744 dilutive shares related to outstanding stock options. There were 12,715 and 33,850 outstanding options that were antidilutive at December 31, 2005 and 2004, respectively. Pro forma earnings per share reflects pro forma net income, adjusted for pro forma income taxes, divided by the weighted-average number of shares outstanding.

Goodwill and Other Intangible Assets

Other intangible assets with finite lives arising from acquisitions are amortized over their estimated useful lives, ranging from five to seven years, using the straight-line method. As prescribed by Statement of Financial Accounting Standard 142, goodwill is not amortized. Goodwill and other intangible assets are reviewed annually to assess recoverability or when impairment indicators are present. Impairment charges are recorded for intangible assets when the estimated fair value is less than the carrying value of that asset.

Intangible assets had a gross carrying amount of $1,207,500 at both December 31, 2005 and 2004, respectively. The accumulated amortization on intangible assets was $867,522 and $669,516 at December 31, 2005 and 2004, respectively and are included with other assets in the consolidated statement of financial position. Amortization expense was $198,006, $242,234 and $235,235 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for intangible assets subject to amortization at December 31, 2005 is as follows:

Year	Expense

2006	$188,005
2007	136,955
2008	8,568
2009	6,450

Income Taxes and Deferred Tax Charge

The Company recognized a deferred tax charge of $19.3 million during the first quarter of 2004 related to deferred taxes of RBR Holding Corp. RBR Holding Corp. was previously structured as an S corporation under the

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Recently Issued Accounting Pronouncements

SFAS No. 123(R)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all stock-based compensation awards granted to employees be recognized in the consolidated financial statements at fair value, similar to that prescribed under SFAS No. 123. SFAS No. 123(R) is effective for the Company as of January 1, 2006. The Company adopted the fair value recognition provisions of SFAS No. 123 effective January 2004 and therefore, adoption of SFAS No. 123(R), using the modified prospective method, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Related-Party Transactions

Beginning in December 2002, the Company paid a quarterly management fee in arrears to a related company. The management fee paid and expensed was $28,767 and $300,000 for the years ended December 31, 2004 and 2003, respectively, and is included in administrative expenses in the consolidated statements of income. The Company’s obligations to pay management fees terminated upon the consummation of the IPO.

On October 1, 2002, the Company borrowed $35.0 million from certain shareholders. Interest on this indebtedness was 10% per annum, compounded on June 30 and December 31 of each year. The Company recognized interest expense of $433,536 and $3,677,918 for the years ended December 31, 2004 and 2003, respectively. The Company owed the related parties $39,560,110 as of December 31, 2003. These notes were paid in full during February 2004.

In October 2004, certain related parties became 50% owners of RNJ Holdings, LLC, which is the owner of an aircraft held for charter by Jet Management, Inc. These related parties periodically use the aircraft for travel. To the extent the aircraft is used for business travel on the Company’s behalf, the Company will reimburse Jet Management, Inc. for the use of the aircraft at a rate that is at least as favorable as the rate the Company could obtain elsewhere for a similar aircraft. During 2005 and 2004, the Company reimbursed Jet Management, Inc. $21,221 and $31,243, respectively, for use of the aircraft.

3.	Line of Credit

The Company maintains a $100.0 million line of credit secured by a first priority lien on all of the Company’s assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon the Company’s liquidity as defined in the credit agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into 30, 60 or 90-day LIBOR contracts at rates between 150 to 250 basis points over the

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respective LIBOR rates, depending on the Company’s liquidity. The Company’s line of credit includes an accordion loan feature that allows the Company to request a $20.0 million increase in the credit facility. Additionally, the Company pays an annual commitment fee of between 0.25% and 0.50% on the unused portion of the line of credit, depending on the Company’s liquidity. There was no outstanding balance at December 31, 2005 and 2004. For the years ended December 31, 2005, 2004 and 2003, the average borrowings under the line of credit were $0.2 million, $16.1 million and $66.2 million, respectively. Total interest expense related to the line of credit was $0.6 million, $1.3 million and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The interest expense included the amortization of capitalized bank fees of $214,283, $283,700 and $294,899 for the years ended December 31, 2005, 2004 and 2003, respectively. The line of credit facility has certain covenants and restrictions with which the Company must comply, including:

•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes,

•	leverage ratio (as defined in the line of credit agreement) cannot exceed 1.5 to 1.0,

•	debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004 which required a balance of $176.9 million as of December 31, 2005.

Management believes it is in compliance with all terms of its line of credit agreement as of December 31, 2005.

The Company entered into two interest rate swap agreements during 2002 for the notional amounts of $10.0 million, which expired in January 2004 and $20.0 million which expired in November 2003. The Company also entered into an interest rate swap agreement in 2001 which had a notional amount of $10.0 million and expired in October 2003. These interest rate swaps were intended to reduce the economic impact of volatility of variable interest rates pertaining to a portion of the Company’s bank line of credit. The swaps were not designated as hedges for accounting purposes. Under the terms of the swaps, the Company received a variable rate of interest and paid a fixed rate to the counter party on the notional amounts. The net interest payments are a component of interest expense on the consolidated statements of income. Changes in the interest rate environment from period to period directly impacted the fair value of the swaps and such changes in the fair value of the swaps were recognized through earnings in the period of the change. The Company recognized $19,234 and $411,862 of other income for the years ended December 31, 2004 and 2003, respectively, related to changes in the fair value of the swaps.

4.	Property and Equipment

Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	December 31,	December 31,
	2005	2004

Computers and software	$8,984,055	$7,562,797
Furniture and fixtures	9,158,973	8,259,527
Leasehold improvements	2,017,496	1,810,998
Equipment under capital lease	485,299	483,421
Automobiles	136,525	136,525

Total property and equipment, cost	20,782,348	18,253,268
Less accumulated depreciation	(10,034,721)	(7,088,165)

Net property and equipment	$10,747,627	$11,165,103

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Employee Benefits

The Company maintains a defined contribution profit sharing plan with 401(k) features for substantially all employees. The employees may contribute a maximum of $14,000 to the plan. The Company has elected to contribute 3% of each eligible participant’s compensation to the plan for 2005, 2004 and 2003. The Company’s related expense was $1,163,154, $953,903 and $534,094 for the years ended December 31, 2005, 2004 and 2003, respectively. The unpaid contribution was $1,148,610 and $872,007 as of December 31, 2005 and 2004, respectively. The unpaid contribution is included in accounts payable and other liabilities in the consolidated statements of financial position. The Company intends to contribute 3% of eligible compensation for 2006.

The Company is self-insured for health and prescription drug benefits. Amounts charged to expense for health and prescription drug benefits, related administration and stop-loss insurance premiums were $6,272,915, $5,842,672 and $4,855,557 for the years ended December 31, 2005, 2004 and 2003, respectively, and was based on actual and estimated claims incurred. Accounts payable and other liabilities of the consolidated statements of financial position includes $1,181,000 and $1,066,000 for estimated health and drug benefits incurred but not paid for as of December 31, 2005 and 2004, respectively.

6.	Stock-Based Compensation

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively for all employee awards granted, modified, or settled after January 1, 2004. Adoption of the fair value recognition provisions SFAS No. 123 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

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

Stock Options

As of December 31, 2005, the Company had issued options to purchase 251,009 shares of its common stock under the plan. These options have been granted to key employees and directors of the Company. Options granted under the plan generally vest between one and four years from the grant date. However, when directors accept options in lieu of cash compensation, the options vest immediately. The fair value of the stock options are expensed on a straight-line basis over the vesting period. The related expense for the year ended December 31, 2005 includes $702,973 and $310,393 in administrative expense and salaries and benefits, respectively. The related expense for

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the year ended December 31, 2004 includes $271,198 in administrative expenses. The following summarizes all stock option related transactions from January 1, 2004 through December 31, 2005.

	Options	Weighted-Average
	Outstanding	Exercise Price

January 1, 2004	—	—
Granted	117,220	$17.01
Cancelled	—	—

December 31, 2004	117,220	$17.01
Granted	133,789	$21.45
Cancelled	—	—

December 31, 2005	251,009	$19.38

The following options information is as of December 31, 2005:

	Fair Value		Weighted-Average			Exercisable
	of Option	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Price	Granted	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$15.00	$4.84	45,000	8.09	$15.00	22,500	$15.00
$18.50	$5.90	30,000	8.16	$18.50	15,000	$18.50
$19.48	$6.57	3,850	8.38	$19.48	3,850	$19.48
$17.85	$5.84	4,200	8.63	$17.85	4,200	$17.85
$17.97	$8.48	30,000	8.84	$17.97	15,000	$17.97
$17.99	$8.47	4,170	8.88	$17.99	4,170	$17.99
$19.87	$8.97	3,775	9.30	$19.87	3,775	$19.87
$18.89	$8.56	30,000	9.30	$18.89	—	$18.89
$18.89	$8.56	25,000	9.30	$18.89	—	$18.89
$19.48	$11.68	9,685	9.37	$19.48	4,843	$19.48
$23.42	$10.56	45,624	9.38	$23.42	—	$23.42
$23.42	$10.56	3,200	9.38	$23.42	3,200	$23.42
$27.34	$12.45	10,000	9.58	$27.34	—	$27.34
$27.61	$12.58	2,715	9.63	$27.61	2,715	$27.61
$19.80	$9.10	3,790	9.88	$19.80	3,790	$19.80

Total		251,009	8.90	$19.38	83,043	$18.11

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

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measure of the fair value of employee stock options. The fair value of each option was based on the following assumptions:

Options issue year:	2005	2004

Weighted-average fair value of options granted	$9.91	$6.26
Expected volatility	46.00%	30.00%
Risk-free interest rate	3.82%-4.39%	2.98%-3.93%
Expected dividend yield	0.00%	0.00%
Expected life	5 Years	5 Years

Share Appreciation Rights

In 2002, Asset Acceptance Holdings LLC adopted a share appreciation rights plan for certain key employees. The purpose of the plan was to further the long-term stability and financial success of the Company. Participants in the plan had the potential to share in the appreciation of the value of Asset Acceptance Holdings LLC if certain financial objectives were met or upon partial or complete liquidation events, as defined in the plan. No expense had been recognized in the consolidated statements of income during 2003 as a result of this plan, as the value of such shares could not be reasonably estimated and the benefits were contingent upon achieving certain returns upon a liquidity event such as a sale of the Company or an initial public offering of common stock. The number of share appreciation rights granted during 2003 and 2002 were 140,037 and 1,106,055, respectively. Of the number granted, 45,454 were forfeited.

In connection with the consummation of the Company’s IPO in February 2004, the Company exercised its right to vest 100% of the share appreciation rights held by the participants in the plan which resulted in a payment of $18.4 million for the applicable withholding taxes due by the participants and the issuance of 1,776,826 unregistered shares of the Company’s common stock to the participants. As a result, the Company recognized a compensation charge including employer payroll taxes of $45.7 million ($28.7 million net of taxes) during the first quarter of 2004 related to the Company’s IPO.

7.	Litigation Contingencies

The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of December 31, 2005 and does not believe exposure to be material.

8.	Long-Term Commitments

Leases

The Company has several operating leases outstanding which are primarily for office space, and several capital leases outstanding which are primarily for office equipment. Total rent expense related to operating leases were $6,881,313, $4,833,546 and $3,647,054 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following is an analysis of the leased property under capital leases by major classes:

	December 31,	December 31,
	2005	2004

Office equipment	$485,299	$483,421
Less accumulated depreciation	(303,516)	(225,578)

Net leased property under capital leases	$181,783	$257,843

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of future minimum lease payments under operating and capital leases, together with the present value of the net minimum lease payments related to capital leases, as of December 31, 2005:

	Operating	Capital
	Leases	Leases

Years ending December 31:
2006	$6,114,629	$129,173
2007	5,894,124	54,682
2008	4,959,037	9,514
2009	4,130,472	—
2010	3,363,355	—
2011 and thereafter	11,964,109	—

Total minimum lease payments	$36,425,726	193,369

Less amount representing interest		(6,425)

Present value of net minimum lease payments		$186,944

Employment Agreements

The Company has four employment agreements with certain members of management. Such agreements call for the payment of base compensation and certain benefits. On February 2, 2004, the Company amended its employment agreements with Nathaniel F. Bradley IV, President and Chief Executive Officer and Mark A. Redman, Vice President-Finance and Chief Financial Officer, to extend their employment agreements to December 31, 2006 and amended its employment agreement with Rufus H. Reitzel Jr. and Heather K. Reitzel to provide Mr. and Mrs. Reitzel with life-time health benefits. At December 31, 2005, estimated remaining compensation under these agreements is approximately $976,250. On February 14, 2006, Mr. Reitzel announced his retirement from his position as Chairman of the Board and as director; Mr. Reitzel’s retirement will become effective as of February 28, 2006, which will reduce the Company’s estimated remaining compensation by $335,417. The remaining three employment agreements will automatically renew on their respective expiration date unless the executive or the Company terminates the employment agreement in writing. The agreements also include confidentiality and non-compete provisions.

Registration Rights Agreement

In April 2005, the Company completed a secondary public offering of 5,750,000 shares of its common stock. All of these shares were sold by selling stockholders, which include members of management and other holders, and none of the shares were sold by the Company. The selling stockholders received all of the net proceeds from the sale of the shares. Pursuant to the registration rights agreement between the Company and certain of the selling stockholders, the Company paid approximately $500,000 related to the secondary offering. In addition, the selling stockholders collectively, retain the right to request three additional registrations of specified shares under the registration rights agreement, in which case the Company will be required to bear such offering expenses in the quarter in which any future offering occurs.

9.	Estimated Fair Value of Financial Instruments

The accompanying financial statements include estimated fair value information as of December 31, 2005 and 2004, as required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Receivables

The Company records purchased receivables at cost, which is discounted from the contractual receivable balance. The carrying value of receivables, which is based upon estimated future cash flows, approximated fair value at December 31, 2005 and 2004.

10.	Income Taxes

Income taxes for the year ended December 31, 2004 included a deferred tax charge of $19.3 million resulting from RBR Holding Corp. relinquishing its S corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. in connection with the Company’s initial public offering during the first quarter of 2004.

Income taxes for the year ended December 31, 2004 (excluding the deferred tax charge related to RBR Holding Corp.) reflected income tax expense on 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings LLC) was structured as an S corporation under the Internal Revenue Code and, therefore, taxable income was included on the shareholders’ individual tax returns. Income taxes subsequent to February 4, 2004 reflect income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the reorganization that occurred on February 4, 2004 related to the IPO. Income taxes for the year ended December 31, 2003 of $10.3 million reflected income tax expense on 60% of pretax income as RBR Holding Corp. was structured as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns.

Components of income tax expense are set forth below:

	Year Ended December 31,
	2005	2004	2003

Income taxes consist of:
Federal actual	$12,538,136	$160,000	$—
State actual	1,782,047	132,333	912
Federal deferred — net	16,557,716	27,770,065	9,663,687
State deferred — net	779,122	1,570,932	618,763

Total	$31,657,021	$29,633,330	$10,283,362

Tax expense differs from the application of statutory rates to pretax income. The reconciliation of income tax expense and the statutory rates is set forth below:

	Year Ended December 31,
	2005	2004	2003

Federal taxes at statutory rate	$29,027,349	$10,639,104	$16,925,262
Other adjustments	339,362	—	—
S corporation benefit — federal	—	(825,193)	(7,261,575)
S corporation benefit — state	—	(51,869)	(477,189)
Deferred tax charge — federal	—	18,116,154	—
Deferred tax charge — state	—	1,190,490	—
State income taxes, net of federal tax benefit	2,290,310	564,644	1,096,864

Effective income taxes	$31,657,021	$29,633,330	$10,283,362

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Net operating losses may be carried forward for 20 years and will begin to expire in 2022.

The tax effect of temporary differences that gave rise to the Company’s deferred tax assets and liabilities consisted of the following.

	December 31,
	2005	2004

Deferred tax asset:
Accrued expenses	$1,393,107	$1,616,078
Stock options	480,427	100,885
Intangible assets	200,032	137,743
Operating loss carryforward	47,321	13,291,135
Alternative minimum tax credit	—	160,000
Other	101,103	82,307

Total	2,221,990	15,388,148

Deferred tax liability:
Purchased receivables revenue recognition	58,079,410	54,102,880
Property and equipment	1,580,525	1,764,710
Transaction costs	538,175	357,379
Special tax basis adjustment	335,182	184,425
Prepaid expenses	150,804	182,394
Other	121,498	43,126

Total	60,805,594	56,634,914

Net deferred tax liability	$58,583,604	$41,246,766

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Selected Quarterly Operating Results (unaudited)

The following tables set forth a summary of the Company’s consolidated results on a quarterly basis for the years ended December 31, 2005 and 2004. The information for each of these quarters is unaudited and, in the Company’s opinion, has been prepared on a basis consistent with the Company’s audited consolidated financial statements appearing elsewhere in this Annual Report. This information includes all adjustments, consisting only of normal recurring adjustments the Company considered necessary for a fair presentation of this information when read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this Annual Report. Results of operations for any quarter are not necessarily indicative of the results for a full year or any future periods.

Quarterly Financial Data

	Quarter
	First	Second	Third	Fourth
	(in thousands except per share data)

2005
Total revenues	$66,035	$68,803	$64,017	$53,830
Total operating expenses	41,812	42,520	42,225	43,830
Income from operations	24,223	26,283	21,792	10,000
Net income	15,145	16,317	13,707	6,098
Weighted average shares:
Basic	37,225	37,225	37,225	37,225
Diluted	37,245	37,264	37,306	37,267
Earnings per common share outstanding:
Basic	$0.41	$0.44	$0.37	$0.16
Diluted	$0.41	$0.44	$0.37	$0.16

	Quarter
	First(1)	Second	Third	Fourth
	(in thousands except per share data)

2004
Total revenues	$49,748	$51,507	$55,999	$57,499
Total operating expenses	77,155	32,774	35,434	37,385
Income (loss) from operations	(27,407)	18,733	20,565	20,114
Net income (loss)(2)	(36,159)	11,577	12,761	12,567
Pro forma net income (loss)(3)	(17,821)	—	—	—
Weighted average shares:
Basic	33,850	37,225	37,225	37,225
Diluted	33,850	37,235	37,231	37,237
Earnings (loss) per common share outstanding:
Basic	$(1.07)	$0.31	$0.34	$0.34
Diluted	$(1.07)	$0.31	$0.34	$0.34
Pro forma earnings (loss) per common share outstanding:
Basic	$(0.53)	—	—	—
Diluted	$(0.53)	—	—	—

(1)	Includes the $45.7 million compensation and related payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon the Company’s initial public offering.

(2)	The first quarter of 2004 includes a deferred tax charge of $19.3 million.

(3)	For comparison purposes the Company has presented pro forma net income, which is net income adjusted for pro forma income taxes assuming all entities had been a C corporation for all periods presented.