Form 10-Q
period 2006-03-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2006-05-10
CIK 1264707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50552
Asset Acceptance Capital Corp.
(Exact name of registrant as specified in its charter)

Delaware	80-0076779
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)
28405 Van Dyke Avenue
Warren, Michigan 48093
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(586) 939-9600
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                      No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of April 27, 2006, 37,205,115 shares of the Registrant’s common stock were outstanding.

ASSET ACCEPTANCE CAPITAL CORP.
Quarterly Report on Form 10-Q
Quarterly Report on Form 10-Q
This Form 10-Q and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Financial Position
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS

Cash	$69,539,990	$50,518,934
Purchased receivables	252,898,222	248,990,772
Finance contract receivables, net	2,877,954	3,925,581
Property and equipment, net	12,007,809	10,747,627
Goodwill	6,339,574	6,339,574
Other assets	3,753,401	3,419,367

Total assets	$347,416,950	$323,941,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deferred tax liability, net	$59,626,398	$58,583,604
Accounts payable and other liabilities	19,493,870	14,639,774
Income taxes payable	6,171,179	1,071,179
Capital lease obligations	172,705	186,944

Total liabilities	85,464,152	74,481,501

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 37,225,275 at March 31, 2006 and December 31, 2005	372,253	372,253
Additional paid in capital	160,566,354	160,361,599
Retained earnings	101,316,597	88,726,502
Common stock in treasury; at cost, 20,160 shares at March 31, 2006	(302,406)	—

Total stockholders’ equity	261,952,798	249,460,354

Total liabilities and stockholders’ equity	$347,416,950	$323,941,855

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues
Purchased receivable revenues	$67,264,780	$65,866,194
Finance contract revenues	116,205	168,307

Total revenues	67,380,985	66,034,501

Expenses
Salaries and benefits	23,325,502	18,543,040
Collections expense	18,814,848	18,442,899
Occupancy	2,174,856	2,111,974
Administrative	2,350,499	1,870,555
Depreciation and amortization	889,617	843,148
Loss on disposal of equipment	145	—

Total operating expenses	47,555,467	41,811,616

Income from operations	19,825,518	24,222,885
Other income (expense)
Interest income	580,957	34,908
Interest expense	(177,544)	(140,818)
Other	(9,539)	(25)

Income before income taxes	20,219,392	24,116,950
Income taxes	7,629,297	8,971,506

Net income	$12,590,095	$15,145,444

Weighted average number of shares:
Basic	37,213,179	37,225,275
Diluted	37,243,261	37,244,694
Earnings per common share outstanding:
Basic	$0.34	$0.41
Diluted	$0.34	$0.41
See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$12,590,095	$15,145,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	889,617	843,148
Deferred income taxes	1,042,794	8,271,237
Share-based compensation expense	204,755	70,255
Net impairment of purchased receivables	2,694,000	700,000
Non-cash revenue	(503,347)	(1,991,322)
Loss on disposal of equipment	145	—
Charge-offs of finance contracts	70,871	25,967
Changes in assets and liabilities:
Decrease (increase) in other assets	(381,035)	1,036,996
Increase in income taxes payable	5,100,000	450,250
Increase in accounts payable and other liabilities	4,854,096	1,270,767

Net cash provided by operating activities	26,561,991	25,822,742

Cash flows from investing activities
Investment in purchased receivables, net of buy backs	(25,432,528)	(32,603,676)
Principal collected on purchased receivables	19,934,425	15,822,768
Investment in finance contracts	(130,151)	(246,732)
Principal collected on finance contracts	506,907	177,189
Purchase of property and equipment	(2,078,772)	(1,026,429)

Net cash used in investing activities	(7,200,119)	(17,876,880)

Cash flows from financing activities
Borrowings under line of credit	—	6,500,000
Repayment of line of credit	—	(6,500,000)
Repayment of capital lease obligations	(38,410)	(39,613)
Purchase of treasury shares	(302,406)	—

Net cash used in financing activities	(340,816)	(39,613)

Net increase in cash	19,021,056	7,906,249
Cash at beginning of period	50,518,934	14,204,579

Cash at end of period	$69,539,990	$22,110,828

Supplemental disclosure of cash flow information
Cash paid for interest	$132,239	$17,752
Cash paid (received) for income taxes	1,506,093	(963,981)
Non-cash investing and financing activities:
Capital lease obligations incurred	24,171	44,201
See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
   Nature of Operations
     Asset Acceptance Capital Corp. and its subsidiaries (collectively referred to as the “Company”) are engaged in the purchase and collection of defaulted and charged-off accounts receivable portfolios. These receivables are acquired from consumer credit originators, primarily credit card issuers, consumer finance companies, retail merchants, telecommunications and other utility providers as well as from resellers and other holders of consumer debt. As part of the collection process, the Company occasionally sells receivables from these portfolios to unaffiliated companies.
     The Company also finances the sales of consumer product retailers located primarily in Michigan and Ohio.
   Reporting Entity
     The consolidated financial statements include the accounts of Asset Acceptance Capital Corp. consisting of subsidiaries AAC Investors, Inc., RBR Holding Corp. and Asset Acceptance Holdings, LLC and subsidiaries, Asset Acceptance, LLC, Rx Acquisitions, LLC and Consumer Credit, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2006 and its results of operations for the three month periods ended March 31, 2006 and 2005 and cash flows for the three month periods ended March 31, 2006 and 2005 and all adjustments were of a normal recurring nature. The results of operations of the Company for the three month periods ended March 31, 2006 and 2005 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005.
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
     The Company accounts for its investment in purchased receivables using the guidance provided by the Accounting Standards Executive Committee Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans of Debt Securities Acquired in a Transfer” and the Accounting Standards Executive Committee Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans”. The provisions of SOP 03-3 were adopted by the Company effective January 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend PB 6 for consistent treatment and apply prospectively to purchased receivables acquired before January 1, 2005. The Company purchases pools of homogenous accounts receivable and records each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are assumed to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or not aggregated, retains its own identity and does not change. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.
     Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Based on historical cash collections, each pool is given an expected life of 60 months. The actual life of each pool may vary, but each pool generally amortizes between 50 and 60 months. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical trends to determine whether each static pool is performing as expected. This comparison is used to determine future estimated cash flows. If the revised cash flow estimates are greater than the original estimates, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.
     The cost recovery methods prescribed by SOP 03-3 and PB 6 are used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of March 31, 2006, the Company had 19 unamortized pools on the cost recovery method with an aggregate carrying value of $2.8 million or about 1.1% of the total carrying value of all purchased receivables. The Company had 19 unamortized pools on the cost recovery method with an aggregate carrying value of $3.8 million, or about 1.5% of the total carrying value of all purchased receivables as of December 31, 2005.
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
     Periodically the Company will sell, on a non-recourse basis, all or a portion of a pool to third parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are generally compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and carrying value. The agreements to sell receivables typically include general representations and warranties. Any accounts returned to the Company under these representations and warranties, and during the negotiated time frame, are reported net of any gains on sale or if they exceed the total reported gains for the period as a “loss on sale of purchased receivables”.
     Changes in purchased receivable portfolios for the three months ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31,
	2006	2005
Beginning balance	$248,990,772	$216,479,676
Investment in purchased receivables, net of buybacks	26,032,528	32,603,675
Cash collections	(89,389,858)	(80,397,640)
Purchased receivable revenues	67,264,780	65,866,194

Ending balance	$252,898,222	$234,551,905

     Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of the purchased receivables. Changes in accretable yield for the three months ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31,
	2006	2005
Beginning balance	$848,545,458	$792,755,605
Revenue recognized on purchased receivables	(67,264,780)	(65,866,194)
Additions due to purchases during the period	54,314,075	77,787,360
Reclassifications from nonaccretable yield	52,077,516	13,023,344

Ending balance (1)	$887,672,269	$817,700,115

(1)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Please refer to Forward-Looking Statements on page 12 and Critical Accounting policies on page 23 for further information regarding these estimates.
     Cash collections for the three months ended March 31, 2006 and 2005 include collections from pools that are fully amortized of which 100% of the collections were reported as revenue. Components of revenue from fully amortized pools are as follows:

	Three months ended March 31,
	2006	2005
Revenues from fully amortized pools:
Pools that amortized before 60 months	$8,531,014	$7,953,040
Pools that are 60 months or older	6,787,986	3,319,174
Pools under full cost recovery	1,387,108	856,762

Total revenue from fully amortized pools	$16,706,108	$12,128,976

     During the three months ended March 31, 2006 and 2005, the Company recorded net impairments of $2.7 million and $0.7 million, respectively, related to its purchased receivables and allowance for receivable losses. The net impairments charge reduced revenue and the allowance reduced the carrying value of the purchased receivable portfolios. Changes in the allowance for receivable losses for the three months ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31,
	2006	2005
Beginning balance	$22,285,355	$—
Impairments	3,295,000	700,000
Reversal of impairments (1)	(601,000)	—

Ending balance	$24,979,355	$700,000

(1)	The impairment reversals relate to impairment charges recognized during the fiscal year ended December 31, 2005.
   Collections from Third Parties
     The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross cash collections paid to the third parties as a component of collection expense. The percent of gross cash collections from such third party relationships were 23.0% and 21.4% for the three months ended March 31, 2006 and 2005, respectively.
   Earnings Per Share
     Earnings per share reflect net income divided by the weighted-average number of shares outstanding. Diluted weighted average shares outstanding at March 31, 2006 and 2005 included 30,082 and 19,419 dilutive shares, respectively, related to outstanding stock options. There were 86,539 outstanding options that were antidilutive at March 31, 2006 and no outstanding options that were antidilutive at March 31, 2005.
   Reclassifications
     Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.
2. Related-Party Transactions
     In October 2004, certain related parties became 50% owners of RNJ Holdings, LLC, which is the owner of an aircraft held for charter by Jet Management, Inc. These related parties periodically used the aircraft for travel. During the three months ended March 31, 2006 and 2005, the Company reimbursed Jet Management, Inc. $24,276 and $21,221, respectively, for use of the aircraft.
3. Line of Credit
     The Company maintains a $100.0 million line of credit secured by a first priority lien on all of the Company’s assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon the Company’s liquidity as defined in the credit agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into 30, 60 or 90-day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s line of credit includes an accordion loan feature that allows the Company to request a $20.0 million increase in the credit facility. Additionally, the Company pays an annual commitment fee of between 0.25% and 0.50% on the unused portion of the line of credit, depending on the Company’s liquidity. There was no outstanding balance at March 31, 2006 and December 31, 2005. The line of credit facility has certain covenants and restrictions with which the Company must comply, including:
•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes;

•	leverage ratio (as defined in the line of credit agreement) cannot exceed 1.5 to 1.0;

•	debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004, which required a balance of $183.2 million as of March 31, 2006.
     Management believes it is in compliance with all terms of its line of credit agreement as of March 31, 2006.
4. Property and Equipment
     Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	March 31, 2006	December 31, 2005
Computers and software	$10,462,292	$8,984,055
Furniture and fixtures	9,175,861	9,158,973
Leasehold improvements	2,023,937	2,017,496
Equipment under capital lease	436,444	485,299
Automobiles	47,404	136,525

Total property and equipment, cost	22,145,938	20,782,348
Less accumulated depreciation	(10,138,129)	(10,034,721)

Net property and equipment	$12,007,809	$10,747,627

5. Share-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation” using the modified prospective application. The adoption of SFAS 123(R) requires all stock-based compensation awards granted to employees to be recognized in the consolidated financial statements at fair value, similar to that prescribed under SFAS 123. Adoption of the SFAS 123(R) provisions did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
     Effective January 1, 2006, the Company began utilizing the Whaley Quadratic approximation model to calculate the fair value of the stock awards on the date of grant using the assumptions noted in the following table. The fair value of the stock awards calculated by the Whaley Quadratic approximation model is not significantly different from the Black-Scholes model utilized in prior years. The Whaley Quadratic model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. With regard to the Company’s assumptions stated below, the expected volatility is based on the historical volatility of the Company’s stock and management’s estimate of the volatility over the contractual term of the options. The expected term of the option is based on management’s estimate of the period of time for which the options are expected to be outstanding. The risk-free rate is derived from the five-year U.S. Treasury yield curve on the date of grant.

Options issue year:	2006	2005
Expected volatility	46.00%	46.00%
Expected dividends	0.00%	0.00%
Expected term	5 Years	5 Years
Risk-free rate	4.55%	3.82%-4.39%
  Stock Options
     As of March 31, 2006, the Company had issued options to purchase 255,309 shares of its common stock under the 2004 stock incentive plan. These options have been granted to key employees and directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, which vest between one and four years from the grant date and have 10-year contractual terms. However, when directors accept options in lieu of cash compensation, the options vest immediately. The fair values of the stock options are expensed on a straight-line basis over the vesting period. The related expense for the three months ended March 31, 2006 includes $178,395 in administrative expenses and $26,360 in salaries and benefits. The related expense for the three months ended March 31, 2005 includes $70,255 in administrative expenses. The total tax benefit recognized in the consolidated statements of income was $76,578 and $26,135 for the three months ended March 31, 2006 and 2005, respectively. The following summarizes all stock option related transactions from January 1, 2006 through March 31, 2006.

			Weighted-Average	Aggregate
	Options	Weighted-Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
January 1, 2006	251,009	$19.38
Granted	4,300	17.45
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2006	255,309	19.34	8.68	$328,812

Exercisable at March 31, 2006	161,093	$17.87	8.47	$295,437

     The weighted-average fair value of the options granted during the three months ended March 31, 2006 were $8.06. No options were granted during the three months ended March 31, 2005.

     As of March 31, 2006, there was $606,448 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plan. That cost is expected to be recognized over a weighted-average period of 1.84 years.
6. Litigation Contingencies
     The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of March 31, 2006 and does not believe exposure to be material.
7. Income Taxes
     The Company recorded an income tax provision of $7.6 million and $9.0 million for the three months ended March 31, 2006 and 2005, respectively. The provision for income tax expense reflects an effective income tax rate of 37.7% and 37.2% for the three months ended March 31, 2006 and 2005, respectively.
8. Subsequent Event – Acquisition of PARC
     On April 28, 2006, the Company entered into a stock purchase agreement with Premium Asset Recovery Corp. (“PARC”) and its wholly-owned subsidiary, Outcoll Services, Inc. Under the terms of the agreement, the Company acquired 100% of the outstanding shares of PARC for $15.5 million, subject to certain adjustments in the stock purchase agreement. In addition, the Company entered into a non-compete agreement with PARC’s President for $1.0 million.
     PARC, based in Deerfield Beach, FL, is a service provider of outsourced receivables management specializing in the medical and healthcare fields. As a result of the acquisition, the Company expects to expand its business and increase its productivity in these fields.

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
     The growth rate of cash collections for the three month period ended March 31, 2006 slowed to an 11.2% increase over the prior year’s increase of 23.3%. The primary factor contributing to the slowdown in collection growth is the pace of purchase growth at face value, which has been relatively flat for the years 2002 through 2006. We have slowed our purchase growth because competition has increased the purchase price of some portfolios to a point where we cannot achieve an acceptable return. An additional contributor to the slowdown of cash collections is lower than expected collection results on some 2005 purchases. We have utilized the data collected and knowledge gained from 2005 purchases and have adjusted our purchasing models as well as have become increasingly thorough in our due diligence of asset classes. In the past, high turnover among our account representative professionals has negatively impacted collections as there is a positive correlation between account representative experience and productivity. We began addressing turnover during the third quarter of 2005 and have seen steady improvements through the first quarter of 2006.
     For the first quarter of 2006, cash collections were $89.4 million, an 11.2% increase over the prior year. Revenues for the first quarter of 2006 were $67.4 million, a 2.0% increase over the prior year. Net income was $12.6 million for the first quarter of 2006, compared to a net income of $15.1 million for the same period in 2005. Net income for the first quarter of 2006 and 2005 included net impairment charges of $2.7 million and $0.7 million, respectively. The net impairment charges reduced revenue and the carrying value of the purchased receivables.
     For the first quarter of 2006, we invested $26.9 million in charged-off consumer receivable portfolios, with an aggregate face value of $0.7 billion, or 3.64% of face value. We have seen prices for charged-off accounts receivable portfolios increase over the past 24 to 36 months to relatively high levels. However, we cannot give any assurances about future prices either overall or within account or asset types. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.
     We regularly utilize unaffiliated third parties, primarily attorneys and other collection agencies, to collect certain account balances on our behalf. The percent of gross collections from such third parties has increased from 21.4% for the three months ended March 31, 2005 to 23.0% for the three months ended March 31, 2006. The increase is primarily due to increased legal activity in states that we are not located in, as well as a slight increase in the use of third party collection agencies.
Forward-Looking Statements
     This report contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss in our annual report on Form 10-K for the year ended December 31, 2005 in the section titled “Risk Factors” and elsewhere in this report.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include the following:
•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	our ability to recover sufficient amounts on our charged-off receivable portfolios;

•	our ability to hire and retain qualified personnel;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	our ability to make reasonable estimates of the timing and amount of future cash receipts for purposes of recording purchased receivable revenues in accordance with Accounting Standards Executive Committee Statement of Position 03-3 as well as the Accounting Standards Executive Committee Practice Bulletin 6;

•	changes in, or failure to comply with, governmental regulations, including our ability to maintain compliance with Section 404 of the Sarbanes-Oxley Act and the costs related to compliance;

•	our ability to acquire and to collect on charged-off receivable portfolios in industries in which we have little or no experience;

•	our ability to maintain existing, and secure additional financing on acceptable terms;

•	the loss of any of our executive officers or other key personnel;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	our ability to successfully expand our businesses and train and integrate new account representatives;

•	the temporary or permanent loss of our computer or telecommunications systems, as well as our ability to respond to changes in technology and increased competition;

•	changes in our overall performance based upon significant macroeconomic conditions; and

•	other unanticipated events and conditions that may hinder our ability to compete.
Results of Operations
     The following table sets forth selected statement of income data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated.

	Percent of Total Revenues		Percent of Cash Collections
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Revenues
Purchased receivable revenues	99.8%	99.7%	75.3%	81.9%
Finance contract revenues	0.2	0.3	0.1	0.2

Total revenues	100.0	100.0	75.4	82.1

Expenses
Salaries and benefits	34.6	28.1	26.1	23.1
Collections expense	27.9	27.9	21.1	22.9
Occupancy	3.3	3.2	2.4	2.6
Administrative	3.5	2.8	2.6	2.3
Depreciation and amortization	1.3	1.3	1.0	1.1
Loss on disposal of equipment	0.0	0.0	0.0	0.0

Total operating expenses	70.6	63.3	53.2	52.0

Income from operations	29.4	36.7	22.2	30.1
Other income (expense)
Interest income	0.9	0.0	0.6	0.1
Interest expense	(0.3)	(0.2)	(0.2)	(0.2)
Other	(0.0)	0.0	(0.0)	0.0

Income before income taxes	30.0	36.5	22.6	30.0
Income taxes	11.3	13.6	8.5	11.2

Net income	18.7%	22.9%	14.1%	18.8%

   Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005
  Revenue
     Total revenues were $67.4 million for the three months ended March 31, 2006, an increase of $1.4 million, or 2.0%, over total revenues of $66.0 million for the three months ended March 31, 2005. Revenue reflects net impairments recognized during the three months ended March 31, 2006 and 2005 of $2.7 million and $0.7 million, respectively. Purchased receivable revenues were $67.3 million for the three months ended March 31, 2006, an increase of $1.4 million, or 2.1%, over the three months ended March 31, 2005 amount of $65.9 million. The increase in revenues was primarily due to an increase in collections on fully amortized purchased receivables partially offset by lower average internal rates of return assigned to recent purchases. Cash collections on charged-off consumer receivables increased 11.2% to $89.4 million for the three months ended March 31, 2006 from $80.4 million for the same period in 2005. Cash collections for the three months ended March 31, 2006 and 2005 include collections from fully amortized portfolios of $16.7 million and $12.1 million, respectively, of which 100% were reported as revenue.

     During the three months ended March 31, 2006, we acquired charged-off consumer receivable portfolios with an aggregate face value of $0.7 billion at a cost of $26.9 million, or 3.64% of face value, net of buybacks. Included in these purchase totals were three portfolios with an aggregate face value of $16.2 million at a cost of $0.5 million, or 2.85% of face value, which were acquired through one forward flow contract. During the three months ended March 31, 2005, we acquired charged-off consumer receivable portfolios with an aggregate face value of $1.1 billion at a cost of $32.5 million, or 2.99% of face value (adjusted for buybacks through March 31, 2006). Included in these purchase totals were ten portfolios with an aggregated face value of $86.8 million at a cost of $3.1 million, or 3.56% of face value (adjusted for buybacks through March 31, 2006), which were acquired through four forward flow contracts. From period to period we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next. The increase in our cost as a percent of face value to 3.64% for the three months ended March 31, 2006 from 2.99% for the same period in 2005, we believe is the result of purchasing higher quality accounts when compared to the same period in 2005.
  Operating Expenses
     Total operating expenses were $47.6 million for the three months ended March 31, 2006, an increase of $5.8 million, or 13.7%, compared to total operating expenses of $41.8 million for the three months ended March 31, 2005. Total operating expenses were 70.6% of total revenues and 53.2% of cash collections for the three months ended March 31, 2006, compared with 63.3% and 52.0%, respectively, for the same period in 2005. The increase as a percent of total revenues and cash collections is due to increases in salaries and benefits and to a lesser extent administrative expenses.
     Salaries and Benefits. Salary and benefit expenses were $23.3 million for the three months ended March 31, 2006, an increase of $4.8 million, or 25.8%, compared to salary and benefit expenses of $18.5 million for the three months ended March 31, 2005. Salary and benefit expenses were 34.6% of total revenue and 26.1% of cash collections for the three months ended March 31, 2006, compared with 28.1% and 23.1%, respectively, for the same period in 2005. Salary and benefit expenses increased primarily due to the 14.4% increase in average overall employee headcount from the three months ended March 31, 2006 compared to the same period in 2005. Secondarily, the Company increased retention and performance bonuses paid to account representatives in order to reduce turnover. In addition, the Company made necessary employee additions to strengthen the following departments – accounting, information technology, marketing and human resources.
     Collections Expense. Collections expense increased to $18.8 million for the three months ended March 31, 2006, reflecting an increase of $0.4 million, or 2.0%, over collections expense of $18.4 million for the three months ended March 31, 2005. The increase was primarily due to an increase in legal expenses, which was partially offset by a reduction in collection letters expense. The increase in legal expense was due to an increase in the number of accounts for which legal action has been initiated as well as an increase in legal forwarding fees due to higher legal activity in states, of which, we are not located. Collections expense decreased to 21.1% of cash collections for the three months ended March 31, 2006 from 22.9% of cash collections for the three months ended March 31, 2005. This decrease was primarily due to decreases in amounts spent for collection letters expense. The decrease in the collection letters expense was primarily due to a decrease in the number of letters mailed and the timing of those letters. The decrease in the letters mailed was a combination of a lower number of accounts purchased in the first quarter of 2006 compared to the first quarter of 2005 and changes in our collection letter strategy.
     Occupancy. Occupancy expense was $2.2 million for the three months ended March 31, 2006, an increase of $0.1 million, or 3.0%, over occupancy expense of $2.1 million for the three months ended March 31, 2005.
     Administrative. Administrative expenses increased to $2.4 million for the three months ended March 31, 2006, from $1.9 million for the three months ended March 31, 2005, reflecting a $0.5 million, or 25.7%, increase. The increase in administrative expenses was principally a result of the additional contract labor and consultants required for testing the internal controls for compliance with Section 404 of Sarbanes-Oxley and increased property tax assessments. Administrative expenses during the three months ended March 31, 2005 included secondary offering costs of $0.4 million.

     Depreciation and Amortization. Depreciation and amortization expense was $0.9 million for the three months ended March 31, 2006, an increase of $0.1 million or 5.5% over depreciation and amortization expense of $0.8 million for the three months ended March 31, 2005.
     Interest Income. Interest income was $580,957 for the three months ended March 31, 2006, reflecting an increase of $546,049 compared to $34,908 for the three months ended March 31, 2005. The increase was due primarily to interest received related to our increased cash position over the prior year.
     Interest Expense. Interest expense was $0.2 million for the three months ended March 31, 2006, reflecting an increase of $0.1 million, or 26.1%, compared to interest expense of $0.1 million for the three months ended March 31, 2005. The increase in interest expense was due to higher fees on the unused portion of our line of credit as a result of an increased unused interest rate during the three months ended March 31, 2006 compared to the same period in 2005. Interest expense also includes the amortization of capitalized bank fees of $54,982 and $49,336 for the three months ended March 31, 2006 and 2005, respectively.
     Income Taxes. Income tax expense of $7.6 million reflects a federal tax rate of 35.3% and a state tax rate of 2.4% (net of federal tax benefit including utilization of state net operating losses) for the three months ended March 31, 2006. For the three months ended March 31, 2005, income tax expense was $9.0 million and reflected a federal tax rate of 35.0% and state tax rate of 2.2% (net of federal tax benefit). The 0.2% increase in the state rate was due to changing apportionment percentages among the various states. Income tax expense decreased $1.4 million, or 15.0% from income tax expense of $9.0 million for the three months ended March 31, 2005. The decrease in tax expense was due to a decrease in pre-tax financial statement income, which was $20.2 million for the three months ended March 31, 2006, compared to $24.1 million for the same period in 2005.

Supplemental Performance Data
  Portfolio Performance
     The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since 1995 through March 31, 2006.

						Total Estimated
			Cash Collections	Estimated	Total	Collections as a
	Number of	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Portfolios	Price (1)	Sales (2)	Collections (3)	Collections	Purchase Price (2)
			(dollars in thousands)
1995	53	$1,519	$7,916	$—	$7,916	521%
1996	46	3,844	17,325	180	17,505	455
1997	45	4,345	28,493	973	29,466	678
1998	61	16,411	78,816	5,810	84,626	516
1999	51	12,925	57,015	7,663	64,678	500
2000	49	20,595	110,048	23,598	133,646	649
2001	62	43,131	214,344	67,882	282,226	654
2002	94	72,286	249,405	141,630	391,035	541
2003	76	87,316	248,838	257,259	506,097	580
2004	106	86,995	109,965	254,888	364,853	419
2005	104	101,764	39,889	299,889	339,778	334
2006 (4)	17	26,897	413	80,798	81,211	302

Total	764	$478,028	$1,162,467	$1,140,570	$2,303,037	482%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios which occurred at the time of purchase.

(3)	Estimated remaining collections are based on historical cash collections. Please refer to Forward-Looking Statements on page 12 and Critical Accounting policies on page 23 for further information regarding these estimates.

(4)	Includes only three months of activity through March 31, 2006.

     The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of March 31, 2006.

			Unamortized
	Unamortized		Balance as a	Unamortized
	Balance as of	Purchase	Percentage of	Balance as a
Purchase Period	March 31, 2006	Price (1)	Purchase Price (2)	Percentage of Total
		(dollars in thousands)
2000	$46	$20,595	0.2%	0.0%
2001	3,483	43,131	8.1	1.4
2002	23,930	72,286	33.1	9.4
2003	45,975	87,316	52.7	18.2
2004	61,504	86,995	70.7	24.3
2005	90,972	101,764	89.4	36.0
2006 (3)	26,988	26,897	100.3	10.7

Total	$252,898	$438,984	57.6%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios which occurred at the time of purchase.

(3)	Includes only three months of activity through March 31, 2006.

  Account Representative Productivity and Turnover
     We measure traditional call center account representative productivity by two major categories, those with less than one year of experience and those with one or more years of experience. The following tables display our results.
Account Representatives by Experience

	Three months ended		Year ended
	March 31,		December 31,
Number of account representatives:	2006	2005	2005	2004
One year or more (1)	560	507	510	471
Less than one year (2)	524	493	540	437

Total account representatives	1,084	1,000	1,050	908

(1) Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives with one or more years of service.

(2) Based on number of average traditional call center FTE account representatives with less than one year of service, including new employees in training.
Collection Averages by Experience

	Three months ended		Year ended
	March 31,		December 31,
Collection averages:	2006	2005	2005	2004
One year or more (1)	$52,302	$55,710	$199,734	$195,426
Less than one year (2)	30,980	33,040	117,859	139,891
Overall average	41,995	44,535	157,661	168,708

(1) Based on number of average traditional call center FTE account representatives with one or more years of service.

(2) Based on number of average traditional call center FTE account representatives with less than one year of service, including new employees in training.
     We believe that account representative productivity is adversely impacted by increases in account representative turnover. Collection averages tend to increase for account representatives as they gain experience. The following table provides annualized account representative turnover data for traditional collections for the three months ended March 31, 2006 and 2005 as well as for the years ended December 31, 2005 and 2004:

Turnover by Experience

	Three months ended		Year ended
	March 31,		December 31,
	2006	2005	2005	2004
Account representatives turnover:
One year or more (1)	28.6%	46.0%	39.3%	38.4%
Less than one year (2)	98.3	122.9	117.8	103.3
Total turnover	61.5	84.2	78.8	69.0

(1)	Based on number of traditional call center FTE account representatives with one or more years of service.

(2)	Based on number of traditional call center FTE account representatives with less than one year of service, including new employees in training.

  Cash Collections
     The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.
Historical Collections (1)

													Three
													Months
													Ended
Purchase	Purchase	Year Ended December 31,											March 31,
Period	Price (2)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
(dollars in thousands)
Pre-1995		$4,303	$3,218	$2,290	$1,481	$1,106	$912	$695	$478	$511	$369	$375	$59
1995	$1,519	388	1,566	1,659	1,118	786	708	472	343	278	227	212	42
1996	3,844	—	827	3,764	3,085	2,601	2,098	1,440	1,041	816	687	683	129
1997	4,345	—	—	1,682	4,919	5,573	5,017	3,563	2,681	1,785	1,526	1,342	295
1998	16,411	—	—	—	4,835	15,220	15,045	12,962	11,021	7,987	5,582	4,653	932
1999	12,925	—	—	—	—	3,761	11,331	10,862	9,750	8,278	6,675	5,022	1,088
2000	20,595	—	—	—	—	—	8,895	23,444	22,559	20,318	17,196	14,062	3,097
2001	43,131	—	—	—	—	—	—	17,630	50,327	50,967	45,713	39,865	8,769
2002	72,286	—	—	—	—	—	—	—	22,340	70,813	72,024	67,649	16,082
2003	87,316	—	—	—	—	—	—	—	—	36,067	94,564	94,234	23,807
2004	86,995	—	—	—	—	—	—	—	—	—	23,365	68,354	18,246
2005	101,764	—	—	—	—	—	—	—	—	—	—	23,459	16,430
2006	26,897	—	—	—	—	—	—	—	—	—	—	—	413

Total		$4,691	$5,611	$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$89,389

Cumulative Collections (1)

													Total
													Through
Purchase	Purchase	Total Through December 31,											March 31,
Period	Price (2)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
(dollars in thousands)
1995	$1,519	$388	$1,954	$3,613	$4,731	$5,517	$6,225	$6,697	$7,040	$7,318	$7,545	$7,757	$7,799
1996	3,844	—	827	4,591	7,676	10,277	12,375	13,815	14,856	15,672	16,359	17,042	17,171
1997	4,345	—	—	1,682	6,601	12,174	17,191	20,754	23,435	25,220	26,746	28,088	28,383
1998	16,411	—	—	—	4,835	20,055	35,100	48,062	59,083	67,070	72,652	77,305	78,237
1999	12,925	—	—	—	—	3,761	15,092	25,954	35,704	43,982	50,657	55,679	56,767
2000	20,595	—	—	—	—	—	8,895	32,339	54,898	75,216	92,412	106,474	109,571
2001	43,131	—	—	—	—	—	—	17,630	67,957	118,924	164,637	204,502	213,271
2002	72,286	—	—	—	—	—	—	—	22,340	93,153	165,177	232,826	248,908
2003	87,316	—	—	—	—	—	—	—	—	36,067	130,631	224,865	248,672
2004	86,995	—	—	—	—	—	—	—	—	—	23,365	91,719	109,965
2005	101,764	—	—	—	—	—	—	—	—	—	—	23,459	39,889
2006	26,897	—	—	—	—	—	—	—	—	—	—	—	413

Cumulative Collections as Percentage of Purchase Price (1)

													Total
													Through
Purchase	Purchase	Total Through December 31,											March 31,
Period	Price (2)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
1995	$1,519	26%	129%	238%	311%	363%	410%	441%	463%	482%	497%	511%	513%
1996	3,844	—	22	119	200	267	322	359	386	408	426	443	447
1997	4,345	—	—	39	152	280	396	478	539	580	616	646	653
1998	16,411	—	—	—	29	122	214	293	360	409	443	471	477
1999	12,925	—	—	—	—	29	117	201	276	340	392	431	439
2000	20,595	—	—	—	—	—	43	157	267	365	449	517	532
2001	43,131	—	—	—	—	—	—	41	158	276	382	474	494
2002	72,286	—	—	—	—	—	—	—	31	129	229	322	344
2003	87,316	—	—	—	—	—	—	—	—	41	150	258	285
2004	86,995	—	—	—	—	—	—	—	—	—	27	105	126
2005	101,764	—	—	—	—	—	—	—	—	—	—	23	39
2006	26,897	—	—	—	—	—	—	—	—	—	—	—	2

(1)	Does not include proceeds from sales of any receivables.

(2)	Purchase amount refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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
     Below is a chart that illustrates our quarterly cash collections for years 2002 through March 31, 2006.
Cash Collections

Quarter	2002	2003	2004	2005	2006
First	$27,297,721	$44,017,730	$65,196,055	$80,397,640	$89,389,858
Second	30,475,078	51,190,533	67,566,031	84,862,856	—
Third	29,337,914	48,622,829	66,825,822	78,159,364	—
Fourth	33,429,419	53,988,333	68,339,797	76,490,350	—

Total cash collections	$120,540,132	$197,819,425	$267,927,705	$319,910,210	$89,389,858

     Below is a table that illustrates the percentages by source of our total cash collections:

	For the year ended		For the three months ended
	December 31,		March 31,
	2004	2005	2005	2006
Traditional collections	57.2%	51.8%	55.4%	50.9%
Legal collections	31.0	35.8	32.3	36.8
Other collections	11.8	12.4	12.3	12.3

Total cash collections	100.0%	100.0%	100.0%	100.0%

     The following chart categorizes our purchased receivable portfolios acquired during January 1, 1995 through March 31, 2006 into major asset types, as of March 31, 2006.

	Face Value of
	Charged-off		No. of
Asset Type	Receivables (3)%		Accounts	%
Visa®/MasterCard®/Discover®	$10,442,026,946	44.5%	4,444,056	19.8%
Private Label Credit Cards	3,245,776,213	13.8	4,742,436	21.2
Telecommunications/Utility/Gas (1)	2,043,596,549	8.7	4,766,548	21.3
Auto Deficiency	1,387,698,055	5.9	248,375	1.1
Health Club	1,390,914,154	5.9	1,422,361	6.3
Installment Loans	619,086,184	2.7	200,459	1.0
Wireless Telecommunications	717,757,549	3.1	1,690,860	7.5
Other (2)	3,615,107,542	15.4	4,884,667	21.8

Total	$23,461,963,192	100.0%	22,399,762	100.0%

(1)	This excludes the wireless telecommunication purchased receivable portfolios.

(2)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
     The age of a charged-off consumer receivables portfolio, or the time since an account has been charged-off, is an important factor in determining the value at which we will offer to purchase a receivables portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older receivables are typically more difficult to collect. The accounts receivable management industry places receivables into the following categories depending on the number of collection agencies that have previously attempted to collect on the receivables and the age of the receivables:
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
     The following chart categorizes our purchased receivable portfolios acquired during January 1, 1995 through March 31, 2006 into major account types as of March 31, 2006.

	Face Value of
	Charged-off		No. of
Account Type	Receivables (2)%		Accounts	%
Fresh	$1,086,401,545	4.6%	462,813	2.1%
Primary	3,925,627,956	16.8	2,663,057	11.9
Secondary	4,204,227,580	17.9	4,246,860	18.9
Tertiary (1)	13,020,819,926	55.5	14,394,569	64.3
Other	1,224,886,185	5.2	632,463	2.8

Total	$23,461,963,192	100.0%	22,399,762	100.0%

(1)	This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
     We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivables portfolios acquired during January 1, 1995 through March 31, 2006 based on geographic location of debtor, as of March 31, 2006.

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables (3)%		Accounts	%
Texas (1)	$3,275,520,677	14.0%	2,764,964	12.4%
California	2,662,479,392	11.4	2,787,138	12.4
Florida (1)	2,255,584,925	9.6	1,587,115	7.1
Michigan (1)	1,750,558,156	7.5	2,268,135	10.1
New York	1,430,081,404	6.1	1,172,618	5.2
Ohio (1)	1,271,285,269	5.4	1,465,463	6.5
Illinois (1)	1,065,832,246	4.5	1,348,072	6.0
Pennsylvania	712,488,332	3.0	592,952	2.7
North Carolina	682,759,274	2.9	527,789	2.4
Georgia	597,656,104	2.5	514,821	2.3
Other (2)	7,757,717,413	33.1	7,370,695	32.9

Total	$23,461,963,192	100.0%	22,399,762	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
Liquidity and Capital Resources
     Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth.
   Borrowings
     We maintain a $100.0 million line of credit secured by a first priority lien on all of our assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon our liquidity, as defined in the credit agreement. Alternately, at our discretion, we may borrow by entering into 30, 60 or 90-day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our line of credit includes an accordion loan feature that allows us to request a $20.0 million increase in the credit facility. The line of credit has certain covenants and restrictions that we must comply with, which, as of March 31, 2006, we believe we were in compliance with, including:
•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes;

•	leverage ratio (as defined in the line of credit agreement) cannot exceed 1.5 to 1.0;

•	debt to total capitalization ratio (as defined in the line of credit agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004, which required a balance of $183.2 million as of March 31, 2006.
     There was no outstanding balance on our line of credit at March 31, 2006.
     Cash Flows
     The majority of our purchases have been funded with internal cash flow. For the three months ended March 31, 2006, we invested $25.4 million in purchased receivables, net of buybacks with no borrowings against our line of credit. Our cash balance has increased from $50.5 million at December 31, 2005 to $69.5 million as of March 31, 2006.
     Our operating activities provided cash of $26.6 million and $25.8 million for the three months ended March 31, 2006 and 2005, respectively. Cash provided by operating activities for the three months ended March 31, 2006 and 2005 were generated primarily from net income earned through cash collections as well as increases in income taxes payable, accounts payable and other liabilities due to the timing of payments as of March 31, 2006 compared to December 31, 2005.
     Investing activities used cash of $7.2 million and $17.9 million for the three months ended March 31, 2006 and 2005, respectively. Cash used for investing purposes in the first quarter of 2006 and 2005 were primarily due to acquisitions of purchased receivables, net of cash collections applied to principal.
     Financing activities used cash of $340,816 and $39,613 for the three months ended March 31, 2006 and 2005, respectively. Cash used by financing activities for the first quarter of 2006 was due to the repurchase of 20,160 shares of common stock as well as repayments on capital lease obligations. The Company exercised its right to buy its shares from former employees at $15.00 per share. Cash used by financing activities for the first quarter of 2005 was due to repayments on capital lease obligations.
     Cash paid for interest was $132,239 and $17,752 for the three months ended March 31, 2006 and 2005, respectively. Cash paid for interest for the three months ended March 31, 2006 and 2005 was related to the line of credit.
     Cash paid for income taxes for the three months ended March 31, 2006 was $1.5 million. Cash received for income taxes for the three months ended March 31, 2005 was $1.0 million and was due to a refund from an overpayment of estimated taxes that was made during the fourth quarter of 2004.
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
Future Contractual Cash Obligations
     The following table summarizes our future contractual cash obligations as of March 31, 2006:

	Year Ending December 31,
	2006	2007	2008 (3)	2009	2010	Thereafter
Capital lease obligations	$97,111	$63,802	$18,634	$—	$—	$—
Operating lease obligations (1)	4,666,933	6,288,820	5,353,700	4,525,104	3,757,952	12,333,794
Purchased receivables (2)	—	—	—	—	—	—
Line of credit (3)	—	—	—	—	—	—
Employment agreements	405,000	—	—	—	—	—

Total	$5,169,044	$6,352,622	$5,372,334	$4,525,104	$3,757,952	$12,333,794

(1)	In April 2006, we entered into an amendment with respect to the lease for the Warren, Michigan facility. The amendment extends the expiration of our lease agreement from November 30, 2014 to May 31, 2016 with increases in the future minimum contractual obligations. The future minimum contractual obligations will increase to approximately $2.0 million, $2.8 million, $2.8 million, $2.9 million, $3.0 million and $16.9 million in 2006, 2007, 2008, 2009, 2010 and thereafter, respectively, from $1.9 million, $2.5 million, $2.6 million, $2.6 million, $2.7 million and $11.1 million in 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

(2)	During 2006, we renewed one forward flow contract that commits us to purchase receivables for a fixed percentage of the face amount of the receivables. This contract expires in November 2006 and calls for monthly purchases of approximately $142,500, depending upon circumstances.

(3)	To the extent that a balance is outstanding on our line of credit, it would be due in May 2008. There was no outstanding balance on our line of credit as of March 31, 2006.
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
     Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is calculated for each static pool of receivables based on the projected cash flows. The IRR is applied to the remaining balance of each static pool of accounts to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Effective January 2005, under SOP 03-3, if the revised cash flow estimates are less than the original estimates, the IRR will remain unchanged and an impairment is recognized. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.
     Application of the interest method of accounting requires the use of estimates, primarily estimated remaining collections, to calculate a projected IRR for each pool. These estimates are primarily based on historical cash collections. If future cash collections are materially different in amount or timing than the remaining collections estimate, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on reversal of impairments, yields and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact and result in an impairment being recorded.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk relates to the interest rate risk with our variable line of credit. There were no borrowings on the variable line of credit for the three months ended March 31, 2006. The average borrowings on the variable line of credit were $0.6 million for the three months ended March 31, 2005. Assuming a 200 basis point increase in interest rates on our variable rate debt, interest expense would have increased approximately $3,000 for the three months ended March 31, 2005. The estimated increase in interest expense is based on the portion of our variable interest debt.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. As of April 27, 2006, we are named in three class action lawsuits in which an underlying class has been certified. Additionally, as of April 27, 2006, we were named in nine class action lawsuits in which the underlying classes have not been certified. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.
     We are not a party to any material legal proceedings. However, we expect to continue to initiate collection lawsuits as a part of the ordinary course of our business (resulting occasionally in countersuits against us) and we may, from time to time, become a party to various other legal proceedings arising in the ordinary course of our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
   Stock Options
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
     These options were issued in private placements in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Each option entitles the holder to purchase one share of our common stock at the exercise price shown below. Pursuant to this program, the following options have been issued to the non-management directors:

		Number of	Exercise
Director	Option Grant Date	Options	Price
Jennifer L. Adams	February 17, 2006	860	$17.45
Terrence D. Daniels	February 17, 2006	860	$17.45
Donald Haider	February 17, 2006	860	$17.45
Anthony Ignaczak	February 17, 2006	860	$17.45
H. Eugene Lockhart	February 17, 2006	860	$17.45

   Treasury Shares
     The following table provides information about the Company’s common stock repurchase during the first quarter of 2006.

		Average	Total Number of	Maximum Number of
	Total Number	Price	Shares Purchased as Part	Shares that May Yet
	of Shares	Paid per	of Publicly Announced	Be Purchased Under
Period	Purchased (1)	Share	Plans or Programs	the Plans or Programs
January	—	$—	—	—
February	20,160	15.00	—	—
March	—	—	—	—

Total	20,160	$15.00	—	—

(1)	The Company exercised its right to repurchase its shares from former employees at $15.00 per share.
Item 6. Exhibits

Exhibit
Number	Description
10.1*	Third Amendment to Lease Agreement for property located at 28405 Van Dyke
Avenue, Warren, Michigan

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

* Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Warren, State of Michigan on May 9, 2006.

ASSET ACCEPTANCE CAPITAL CORP.
Date: May 9, 2006	By:	/s/ Nathaniel F. Bradley IV
Nathaniel F. Bradley IV
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2006	By:	/s/ Mark A. Redman
Mark A. Redman
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)