Form 10-Q
period 2006-06-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2006-08-09
CIK 1264707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
As of July 31, 2006, 37,220,115 shares of the Registrant’s common stock were outstanding.

ASSET ACCEPTANCE CAPITAL CORP.
Quarterly Report on Form 10-Q

Page
PART I — Financial Information
Item 1. Consolidated Financial Statements (unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II — Other Information
Item 1. Legal Proceedings	28
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 6. Exhibits	30
Signatures	31
Exhibits: 10.1 Third Amendment to Lease Agreement for property located at 28405 Van Dyke
10.2 Fourth Amendment to Lease Agreement for property located at 28405 Van Dyke
10.3 Stock Purchase Agreement between Asset Acceptance Holdings, LLC and the Shareholders of Premium Asset Recovery Corporation
10.4 Employment Agreement between Christopher L. Conway, Premium Asset Recovery Corporation, and Asset Acceptance Holdings, LLC
10.5 Employment Agreement between Adam O. Holzhauer, Premium Asset Recovery Corporation, and Asset Acceptance Holdings, LLC
31.1 Rule 13a-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
Fourth Amendment to Lease Agreement
Stock Purchase Agreement
Employment Agreement dated April 28, 2006
Employment Agreement dated April 28, 2006
Rule 13a-14(a) Certification of Chief Executive Officer
Rule 13a-14(a) Certification of Chief Financial Officer
Section 1350 Certification of CEO and CFO
Quarterly Report on Form 10-Q
This Form 10-Q and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Financial Position
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$55,340,416	$50,518,934
Investments	4,935,010	—
Purchased receivables	253,600,100	248,990,772
Property and equipment, net	12,456,780	10,747,627
Goodwill	14,335,263	6,339,574
Other assets	12,026,470	7,344,948

Total assets	$352,694,039	$323,941,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deferred tax liability, net	$60,924,887	$58,583,604
Accounts payable and other liabilities	15,806,222	14,639,774
Income taxes payable	177,323	1,071,179
Capital lease obligations	136,318	186,944

Total liabilities	77,044,750	74,481,501

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares —37,225,275 at June 30, 2006 and December 31, 2005	372,253	372,253
Additional paid in capital	161,618,999	160,361,599
Retained earnings	113,735,443	88,726,502
Common stock in treasury; at cost, 5,160 shares at June 30, 2006	(77,406)	—

Total stockholders’ equity	275,649,289	249,460,354

Total liabilities and stockholders’ equity	$352,694,039	$323,941,855

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues
Purchased receivable revenues	$63,943,322	$68,700,736	$131,208,102	$134,566,930
Gain (loss) on sale of purchased receivables	2,326,335	(25,831)	2,326,335	(25,831)
Other revenues	511,535	128,397	627,740	296,704

Total revenues	66,781,192	68,803,302	134,162,177	134,837,803

Expenses
Salaries and benefits	20,558,512	19,070,443	43,884,014	37,613,483
Collections expense	20,376,282	18,844,591	39,191,130	37,287,490
Occupancy	2,254,632	2,029,875	4,429,488	4,141,849
Administrative	2,965,691	1,732,091	5,316,190	3,602,646
Depreciation and amortization	1,056,167	842,962	1,945,784	1,686,110
Loss on disposal of equipment	5,377	478	5,522	478

Total operating expenses	47,216,661	42,520,440	94,772,128	84,332,056

Income from operations	19,564,531	26,282,862	39,390,049	50,505,747
Other income (expense)
Interest income	623,224	192,626	1,204,181	227,534
Interest expense	(191,562)	(140,854)	(369,106)	(281,672)
Other	(176,015)	(7,337)	(185,554)	(7,362)

Income before income taxes	19,820,178	26,327,297	40,039,570	50,444,247
Income taxes	7,401,332	10,010,167	15,030,629	18,981,673

Net income	$12,418,846	$16,317,130	$25,008,941	$31,462,574

Weighted average number of shares:
Basic	37,215,664	37,225,275	37,210,419	37,225,275
Diluted	37,256,039	37,264,387	37,285,998	37,254,817
Earnings per common share outstanding:
Basic	$0.33	$0.44	$0.67	$0.85
Diluted	$0.33	$0.44	$0.67	$0.84
See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$25,008,941	$31,462,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,945,784	1,686,110
Deferred income taxes	429,399	17,318,837
Share-based compensation expense	1,199,050	385,457
Net impairment of purchased receivables	8,151,500	2,398,000
Non-cash revenue	(1,018,991)	(3,375,043)
Loss on disposal of equipment	5,522	478
(Gain) loss on sale of purchased receivables	(2,326,335)	25,831
Changes in assets and liabilities, net of effects from purchase of PARC:
(Increase) decrease in other assets	220,292	621,451
Increase (decrease) in income taxes payable	(728,065)	5,489,000
Increase (decrease) in accounts payable and other liabilities	290,616	(6,529,256)

Net cash provided by operating activities	33,177,713	49,483,439

Cash flows from investing activities
Proceeds from (repurchase of) the sale of purchased receivables	2,750,539	(29,609)
Investment in purchased receivables, net of buy backs	(44,531,507)	(48,163,359)
Principal collected on purchased receivables	40,659,229	31,670,609
Purchase of investment securities	(4,935,010)	—
Payment for purchase of PARC, net of cash acquired	(14,688,104)	—
Purchase of property and equipment	(3,261,654)	(1,257,124)
Proceeds from the sale of property and equipment	158,135	—

Net cash used in investing activities	(23,848,372)	(17,779,483)

Cash flows from financing activities
Borrowings under line of credit	—	6,500,000
Repayment of line of credit	—	(6,500,000)
Repayment of capital lease obligations	(75,423)	(79,432)
Repayment of bank and other secured debt assumed from PARC	(4,413,380)	—
Purchase of treasury shares	(302,406)	—
Proceeds received for treasury shares	283,350	—

Net cash used in financing activities	(4,507,859)	(79,432)

Net increase in cash and cash equivalents	4,821,482	31,624,524
Cash and cash equivalents at beginning of period	50,518,934	14,204,579

Cash and cash equivalents at end of period	$55,340,416	$45,829,103

Supplemental disclosure of cash flow information
Cash paid for interest	$133,993	$94,861
Cash paid (received) for income taxes	$15,999,736	$(237,265)
Non-cash investing and financing activities:
Capital lease obligations incurred	$24,797	$93,483

Assumption of liabilities in conjunction with purchase of PARC:
Fair value of assets acquired less cash acquired	$20,323,409	$—
Cash paid for capital stock less cash acquired	(14,688,104)	—

Net liabilities assumed	$5,635,305	$—

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
Nature of Operations
     Asset Acceptance Capital Corp. and its subsidiaries (collectively referred to as the “Company”) are engaged in the purchase and collection of defaulted and charged-off accounts receivable portfolios. These receivables are acquired from consumer credit originators, primarily credit card issuers, consumer finance companies, healthcare providers, retail merchants, telecommunications and other utility providers as well as from resellers and other holders of consumer debt. As part of the collection process, the Company occasionally sells receivables from these portfolios to unaffiliated companies.
     In addition, the Company finances the sales of consumer product retailers located primarily in Michigan and Ohio as well as servicing receivables on a contingent fee basis.
Reporting Entity
     On April 28, 2006, the Company entered into an agreement to purchase 100% of the outstanding shares of Premium Asset Recovery Corporation (“PARC”) and its wholly-owned subsidiary, Outcoll Services, Inc. (“Outcoll”). As a result, the consolidated financial statements include the accounts of Asset Acceptance Capital Corp. consisting of direct and indirect subsidiaries AAC Investors, Inc., RBR Holding Corp., Asset Acceptance Holdings, LLC, Asset Acceptance, LLC, Rx Acquisitions, LLC, Consumer Credit, LLC and PARC (since the date of acquisition). All significant intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2006 and its results of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005, and all adjustments were of a normal recurring nature. The results of operations of the Company for the three and six month periods ended June 30, 2006 and 2005 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005.
Cash and Cash Equivalents
     Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less. The Company maintains cash balances with high quality financial institutions. Management periodically evaluates the creditworthiness of such institutions. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.
Investments
     The Company accounts for its investments under the guidance of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company typically invests in debt securities, which it classifies as available-for-sale securities and are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income. At June 30, 2006, the Company had available-for-sale securities with a fair market and carrying value of $4.9 million. At June 30, 2005, the Company did not have any investments. In the event the Company’s investments experience an other than temporary impairment, such impairment is recognized in the consolidated statements of income.
Purchased Receivables Portfolios and Revenue Recognition
     Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and typically have been subject to previous collection efforts. The Company acquires the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (generally greater than 90%) from their face values and are initially recorded at the Company’s cost to acquire the portfolio. Financing for the purchases is primarily provided by the Company’s cash generated from operations and the Company’s line of credit.
     The Company accounts for its investment in purchased receivables using the guidance provided by the Accounting Standards Executive Committee Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans of Debt Securities Acquired in a Transfer” and the Accounting Standards Executive Committee Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans”. The provisions of SOP 03-3 were adopted by the Company effective January 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend PB 6 for consistent treatment and apply prospectively to purchased receivables acquired before January 1, 2005. The Company purchases pools of homogenous accounts receivable and records each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are assumed to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.
     Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Based on historical cash collections, each pool is generally given an expected life of 60 months. The actual life of each pool may vary, but each pool generally amortizes between 50 and 60 months. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical trends to determine whether each static pool is performing as expected. This comparison is used to determine future estimated cash flows. If the revised cash flow estimates are greater than the original estimates, the IRR is generally adjusted prospectively to reflect higher estimates of cash flows over the remaining life of the static pool. If the revised cash flows estimates are less than the original estimates, generally the IRR remains unchanged and an impairment may be recognized. If the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.
     The cost recovery methods prescribed by SOP 03-3 and PB 6 are used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of June 30, 2006, the Company had 18 unamortized pools on the cost recovery method with an aggregate carrying value of $2.5 million or about 1.0% of the total carrying value of all purchased receivables. The Company had 19 unamortized pools on the cost recovery method with an aggregate carrying value of $3.8 million, or about 1.5% of the total carrying value of all purchased receivables as of December 31, 2005.
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

     Periodically the Company will sell, on a non-recourse basis, all or a portion of a pool to third parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are generally compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and carrying value, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of SFAS 125”. The agreements to sell receivables typically include general representations and warranties. Any accounts returned to the Company under these representations and warranties, and during the negotiated time frame, are netted against any gains on sale or if they exceed the total reported gains for the period as a “loss on sale of purchased receivables”.
     Changes in purchased receivables portfolios for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Beginning balance	$252,898,222	$234,551,905	$248,990,772	$216,479,676
Investment in purchased receivables, net of buybacks	18,498,979	15,563,462	44,531,507	48,163,359
Investment in purchased receivables acquired from PARC on April 28, 2006 (1)	8,293,763	—	8,293,763	—
Cost of sale of purchased receivables, net of returns	(424,204)	—	(424,204)	3,778
Cash collections	(89,609,982)	(84,862,856)	(178,999,840)	(165,260,496)
Purchased receivable revenues	63,943,322	68,700,736	131,208,102	134,566,930

Ending balance	$253,600,100	$233,953,247	$253,600,100	$233,953,247

(1)	Preliminary valuation pending the completed valuation study.
     Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of the purchased receivables. Changes in accretable yield for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Beginning balance	$887,672,269	$817,700,115	$848,545,458	$792,755,605
Revenue recognized on purchased receivables	(63,943,322)	(68,700,736)	(131,208,102)	(134,566,930)
Additions due to purchases during the period	57,723,632	40,399,277	112,037,707	106,445,632
Reclassifications from nonaccretable yield	12,442,173	56,269,940	64,519,689	81,034,289

Ending balance (1)	$893,894,752	$845,668,596	$893,894,752	$845,668,596

(1)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Please refer to Forward-Looking Statements on page 14 and Critical Accounting Policies on page 27 for further information regarding these estimates.
     Cash collections for the three months and six months ended June 30, 2006 and 2005 include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of revenue from fully amortized pools were as follows:

	Three months ended June 30,		Six months ended June 30,
Revenue from fully amortized pools:	2006	2005	2006	2005
Pools that amortized before 60 months	$7,148,243	$9,700,422	$13,821,064	$17,413,407
Pools that are 60 months or older	8,946,849	4,372,391	17,593,028	8,199,491
Pools under full cost recovery	1,111,529	885,291	2,498,637	1,474,182

Total revenue from fully amortized pools	$17,206,621	$14,958,104	$33,912,729	$27,087,080

     During the three and six months ended June 30, 2006, the Company recorded net impairments of $5.5 million and $8.2 million, respectively, related to its purchased receivables and allowance for receivable losses. Also, the Company recorded net impairments of $1.7 million and $2.4 million during the three and six months ended June 30, 2005, respectively. The net impairments charge reduced revenue and the allowance reduced the carrying value of the purchased receivable portfolios. Changes in the allowance for receivable losses for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Beginning balance	$24,979,355	$700,000	$22,285,355	$—
Impairments	6,900,000	1,698,000	10,195,000	2,398,000
Reversal of impairments (1)	(1,442,500)	—	(2,043,500)	—
Deductions (2)	(29,500)	—	(29,500)	—

Ending balance	$30,407,355	$2,398,000	$30,407,355	$2,398,000

(1)	Impairment reversals relate to impairment charges recognized during the fiscal year ended December 31, 2005.

(2)	Deductions represent impairments on permanently impaired purchased receivable portfolios that were written-off.
Collections from Third Parties
     The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross cash collections paid to the third parties as a component of collection expense. The percent of gross cash collections from such third party relationships were 22.9% and 21.2% for the three months ended June 30, 2006 and 2005 and 22.9% and 21.3% for the six months ended June 30, 2006 and 2005, respectively.
Earnings Per Share
     Earnings per share reflect net income divided by the weighted-average number of shares outstanding. Diluted weighted average shares outstanding at June 30, 2006 and 2005 included 75,579 and 29,542 dilutive shares, respectively, related to outstanding stock options. There were 139,011 outstanding options that were antidilutive at June 30, 2006 and no outstanding options that were antidilutive at June 30, 2005.
Recently Issued Accounting Pronouncements
     SFAS Interpretation No. 48, “Accounting for Uncertainity in Income Taxes – An Interpretation of SFAS No. 109”
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation No. 48 — an Interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance regarding subsequent derecogntion of a tax position, classification, interest and penalties, accounting in interim periods, disclosure, and transition method. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of SFAS Interpretation No. 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
Reclassifications
     Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

2. Line of Credit
     The Company maintains a $100.0 million line of credit secured by a first priority lien on all of the Company’s assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon the Company’s liquidity as defined in the Credit Agreement. Alternatively, at the Company’s discretion, the Company may borrow by entering into 30, 60 or 90-day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s line of credit includes an accordion loan feature that allows the Company to request a $20.0 million increase in the credit facility. Additionally, the Company pays an annual commitment fee of between 0.25% and 0.50% on the unused portion of the line of credit, depending on the Company’s liquidity. There was no outstanding balance at June 30, 2006 and December 31, 2005. The line of credit facility has certain covenants and restrictions with which the Company must comply, including:
•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes;

•	leverage ratio (as defined in the Credit Agreement) cannot exceed 1.5 to 1.0;

•	debt to total capitalization ratio (as defined in the Credit Agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004 which required a balance of $189.4 million as of June 30, 2006.
     Management believes it is in compliance with all terms of its Credit Agreement as of June 30, 2006.
     In accordance with the Credit Agreement, the Company obtained approval from the lender for the PARC acquisition.
3. Property and Equipment
     Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	June 30, 2006	December 31, 2005
Computers and software	$10,813,246	$8,984,055
Furniture and fixtures	9,813,140	9,158,973
Leasehold improvements	2,032,346	2,017,496
Equipment under capital lease	436,444	485,299
Automobiles	47,404	136,525

Total property and equipment, cost	23,142,580	20,782,348
Less accumulated depreciation	(10,685,800)	(10,034,721)

Net property and equipment	$12,456,780	$10,747,627

4. Acquisition of PARC
     On April 28, 2006, the Company completed a stock purchase agreement with PARC and its wholly-owned subsidiary, Outcoll Services, Inc. Under the terms of the agreement, the Company acquired 100% of the outstanding shares of PARC for $16.3 million. In addition, the Company entered into four non-competition agreements and two employment agreements with key individuals. From the date of acquisition, the results of operations from PARC have been included in the Company’s consolidated financial statements.

     The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed of PARC:

Assets acquired:
Cash	$1,568,688
Investments in purchased receivables	8,293,763
Non-competition agreements	1,400,000
Customer relationships and contracts	830,000
Trademark and trade name	1,980,000
Other assets	1,223,957
Goodwill	7,995,689
Liabilities assumed:
Bank and other secured debt	(4,413,380)
Other liabilities	(2,621,925)

Total purchase price including acquisition costs	16,256,792
Less: cash acquired	(1,568,688)

Total cash paid for the capital stock, less cash acquired	$14,688,104

     The final allocation of the purchase price is pending the completion of the valuation study of the assets acquired that could change the preliminary purchase price allocation depending on the outcome.
     PARC, based in Deerfield Beach, FL, purchases and collects charged-off consumer medical debt. As a result of the acquisition, the Company expects to expand its business and increase its productivity in these fields.
5. Intangible Assets Related to PARC Acquisition
     The Company acquired certain tangible and intangible assets with the purchase of PARC on April 28, 2006. Intangible assets purchased included customer contracts and relationships, non-competition agreements, trademarks and goodwill. In accordance with the FASB Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is amortizing definitive lived intangible assets over five to seven years. The Company reviews them at least annually for impairment. In addition, trademarks, pursuant to SFAS 142, is not amortized but rather is reviewed at least annually for impairment as they are considered to have an indefinite life. Lastly, goodwill, pursuant to SFAS 142, is not amortized but rather is reviewed, in total with the Company, at least annually for impairment.
6. Share-Based Compensation
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
     The Company adopted a stock incentive plan during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key employees, non-employee directors and consultants. The Company has reserved 3,700,000 shares of common stock for issuance in conjunction with all options and other stock-based awards to be granted under the plan. The purpose of the plan is (1) to promote the best interests of the Company and its stockholders by encouraging employees and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (2) to enhance the ability of the Company to attract and retain qualified employees, consultants and non-employee directors. No participant may be granted stock based awards in any one fiscal year to purchase more than 500,000 shares of common stock in aggregate.
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

Options issue year:	2006	2005
Expected volatility	46.00%	46.00%
Expected dividends	0.00%	0.00%
Expected term	5 Years	5 Years
Risk-free rate	4.55%-4.99%	3.82%-4.39%
Stock Options
     As of June 30, 2006, the Company had issued options to purchase 329,006 shares of its common stock under the 2004 stock incentive plan. These options have been granted to key employees and non-employee directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. The options granted to key employees generally vest between one and four years from the grant date whereas the options granted to non-employee directors will vest either immediately or over a two-year period. In addition, when non-employee directors accept options in lieu of cash compensation, the options vest immediately. The fair values of the stock options are expensed on a straight-line basis over the vesting period. The related expense for the six months ended June 30, 2006 includes $1,138,656 in administrative expenses and $30,416 in salaries and benefits. The related expense for the six months ended June 30, 2005 includes $385,457 in administrative expenses. The total tax benefit recognized in the consolidated statements of income was $437,233 and $143,390 for the six months ended June 30, 2006 and 2005, respectively. The following summarizes all stock option related transactions from January 1, 2006 through June 30, 2006:

			Weighted-Average	Aggregate
	Options	Weighted-Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
January 1, 2006	251,009	$19.38
Granted	77,997	18.93
Exercised	(15,000)	18.89
Forfeited or expired	(18,750)	18.89

Outstanding at June 30, 2006	295,256	19.31	8.75	$416,896

Exercisable at June 30, 2006	270,256	$19.09	8.76	$389,446

     The weighted-average fair value of the options granted during the six months ended June 30, 2006 and 2005 were $8.88 and $9.66, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $30,000. No options were exercised during 2005.
     As of June 30, 2006, there was $138,280 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted with stock options. That cost is expected to be recognized over a weighted-average period of 3.43 years.
     Cash received from options exercised during the six months ended June 30, 2006 was $283,350 and the actual tax benefit realized for the tax deductions was $11,220 for the six months ended June 30, 2006.
Restricted Shares
     In April 2006, the Company agreed to grant 25,114 restricted shares as part of an employment agreement with PARC’s President. The value of the restricted shares are equal to the market price of the Company’s stock at the date of grant and contingently vest over approximately three years based upon certain performance goals.
     The fair value of the restricted shares is expensed on a straight-line basis over the vesting period and assumes that performance goals will be achieved. If such goals are not met, the compensation cost previously recognized will be reversed. The related expense for the six months ended June 30, 2006 includes $29,978 in salaries and benefits. There were no restricted shares granted or outstanding during 2005.
     As of June 30, 2006, there was $494,653 of total unrecognized compensation cost related to nonvested share-based compensation arrangement granted with restricted shares. That cost is expected to be recognized over a period of 2.75 years. There were no restricted shares vested as of June 30, 2006.

7. Litigation Contingencies
     The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of June 30, 2006 and does not believe such exposure to be material.
8. Income Taxes
     The Company recorded an income tax provision of $15.0 million and $19.0 million for the six months ended June 30, 2006 and 2005, respectively. The provision for income tax expense reflects an effective income tax rate of 37.5% and 37.6% for the six months ended June 30, 2006 and 2005, respectively.
9. Subsequent Event — Lease Agreement Amendment Effective
     On April 12, 2006, the Company entered into the Third Amendment to Lease Agreement (“Third Amendment”), dated October 31, 2003, on its Warren, Michigan headquarters and which was contingent upon the sale of the building by December 31, 2006. On July 7, 2006, the Third Amendment became effective as a result of the building being sold to an unaffiliated third-party.
     The Third Amendment extended the term of the lease from November 30, 2014 to May 31, 2016, which increased the Company’s minimum lease to approximately $1.4 million, $2.8 million, $2.8 million, $2.9 million, $3.0 million and $16.9 million in 2006, 2007, 2008, 2009, 2010 and thereafter, respectively, from $1.2 million, $2.5 million, $2.6 million, $2.6 million, $2.7 million and $11.1 million in 2006, 2007, 2008, 2009, 2010 and thereafter, respectively. The Company received cash incentive of $1.2 million upon the sale of the building.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
     We have been purchasing and collecting defaulted or charged-off accounts receivable portfolios from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, healthcare providers, retail merchants, telecommunications and utility providers. Since these receivables are delinquent or past due, we are able to purchase them at a substantial discount. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits.
     On April 28, 2006, we entered into a stock purchase agreement with PARC and its wholly-owned subsidiary, Outcoll Services, Inc. Under the terms of the agreement, the Company acquired 100% of the outstanding shares of PARC for $16.3 million, including four non-competition agreements. Additionally, we have two employment agreements with key individuals.
     The growth rate of cash collections for the three month period ended June 30, 2006 slowed to a 5.6% increase over the prior year’s increase of 25.6%. The primary factor contributing to the slowdown in collection growth is the pace of purchase growth at face value, which has been relatively flat for the years 2002 through 2006. We have slowed our purchase growth because competition has increased the purchase price of some portfolios to a point where we cannot achieve an acceptable return. An additional contributor to the slowdown of cash collections is lower than expected collection results on some 2005 purchases.
     For the three months ended June 30, 2006, the total salaries and benefits were 23.0% of cash collections, a 3.1% decrease from 26.1% for the three months ended March 31, 2006. During the three months ended March 31, 2006, changes in certain incentive compensation programs for collection department personnel increased total compensation expense. The Company reduced the salaries and benefits to 23.0% for the three months ended June 30, 2006 while maintaining overall account representatives’ average productivity of $42,515 for the three months ended June 30, 2006 compared to $41,995 for the three months ended March 31, 2006.
     The growth rate of cash collections for the six months ended June 30, 2006 slowed to an 8.3% increase compared to the prior year’s increase of 24.5%. For the six months ended June 30, 2006, cash collections were $179.0 million. Revenues for the first six months of 2006 were $134.2 million, a 0.5% decrease over the prior year. Net income was $25.0 million for the first six months of 2006, compared to a net income of $31.5 million for the same period in 2005. Net income for the first six months of 2006 and 2005 included net impairment charges of $8.2 million and $2.4 million, respectively. The net impairment charges reduced revenue and the carrying value of the purchased receivables.
     For the six months ended June 30, 2006, we invested $46.1 million in charged-off consumer receivable portfolios, with an aggregate face value of $1.3 billion, or 3.60% of face value (excluding the $8.3 million receivable portfolio acquired in the stock purchase of PARC). We have seen prices for charged-off accounts receivable portfolios increase to relatively high levels over the past 24 to 36 months. We cannot give any assurances about future prices either overall or within account or asset types. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.
     We regularly utilize unaffiliated third parties, primarily attorneys and other collection agencies, to collect certain account balances on our behalf. The percent of gross collections from such third parties has increased from 21.3% for the six months ended June 30, 2005 to 22.9% for the six months ended June 30, 2006. The increase is primarily due to increased legal activity in states where we are not located, as well as a slight increase in the use of third party collection agencies.
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
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include the following:
•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	our ability to recover sufficient amounts on our charged-off receivable portfolios;

•	our ability to hire and retain qualified personnel;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	our ability to make reasonable estimates of the timing and amount of future cash receipts for purposes of recording purchased receivable revenues in accordance with Accounting Standards Executive Committee Statement of Position 03-3 as well as the Accounting Standards Executive Committee Practice Bulletin 6;

•	changes in, or failure to comply with, governmental regulations, including our ability to maintain compliance with Section 404 of the Sarbanes-Oxley Act and the costs related to compliance;

•	our ability to successfully integrate PARC into our business operations;

•	our ability to acquire and to collect on charged-off receivable portfolios in industries in which we have little or no experience;

•	our ability to maintain existing, and secure additional financing on acceptable terms;

•	the loss of any of our executive officers or other key personnel;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	our ability to successfully expand our businesses and train and integrate new account representatives;

•	the temporary or permanent loss of our computer or telecommunications systems, as well as our ability to respond to changes in technology and increased competition;

•	changes in our overall performance based upon significant macroeconomic conditions; and

•	other unanticipated events and conditions that may hinder our ability to compete.

Results of Operations
     The following table sets forth selected statement of income data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated.

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues
Purchased receivable revenues	95.7%	99.8%	97.8%	99.8%	71.3%	81.0%	73.3%	81.4%
Gain (loss) on sales of purchased receivables	3.5	(0.0)	1.7	0.0	2.6	(0.0)	1.3	(0.0)
Other revenues	0.8	0.2	0.5	0.2	0.6	0.1	0.4	0.2

Total revenues	100.0	100.0	100.0	100.0	74.5	81.1	75.0	81.6

Expenses
Salaries and benefits	30.8	27.7	32.7	27.9	23.0	22.5	24.5	22.7
Collections expense	30.5	27.4	29.2	27.6	22.7	22.2	21.9	22.6
Occupancy	3.4	3.0	3.3	3.1	2.5	2.4	2.5	2.5
Administrative	4.4	2.5	4.0	2.7	3.3	2.0	3.0	2.2
Depreciation and amortization	1.6	1.2	1.4	1.2	1.2	1.0	1.1	1.0
Loss on disposal of equipment	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Total operating expenses	70.7	61.8	70.6	62.5	52.7	50.1	53.0	51.0

Income from operations	29.3	38.2	29.4	37.5	21.8	31.0	22.0	30.6
Other income (expense)
Interest income	0.9	0.3	0.9	0.1	0.7	0.2	0.7	0.1
Interest expense	(0.3)	(0.2)	(0.3)	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)
Other	(0.2)	(0.0)	(0.2)	(0.0)	(0.2)	0.0	(0.1)	0.0

Income before income taxes	29.7	38.3	29.8	37.4	22.1	31.0	22.4	30.5
Income taxes	11.1	14.6	11.2	14.1	8.2	11.8	8.4	11.5

Net Income	18.6%	23.7%	18.6%	23.3%	13.9%	19.2%	14.0%	19.0%

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005
Revenue
     Total revenues were $66.8 million for the three months ended June 30, 2006, a decrease of $2.0 million, or 2.9%, from total revenues of $68.8 million for the three months ended June 30, 2005. Purchased receivable revenues were $63.9 million for the three months ended June 30, 2006, a decrease of $4.8 million, or 6.9%, from the three months ended June 30, 2005 amount of $68.7 million. Purchased receivable revenues reflect net impairments recognized during the three months ended June 30, 2006 and 2005 of $5.5 million and $1.7 million, respectively. The decrease in purchased receivable revenues was primarily due to an increase in net impairments on purchased receivables and by lower average internal rates of return expected from recent purchases. In addition, total revenue reflects a recognized gain on sale of purchased receivables during the three months ended June 30, 2006 of $2.3 million. Cash collections on charged-off consumer receivables increased 5.6% to $89.6 million for the three months ended June 30, 2006 from $84.9 million for the same period in 2005. Cash collections for the three months ended June 30, 2006 and 2005 include collections from fully amortized portfolios of $17.2 million and $15.0 million, respectively, of which 100% were reported as revenue.
     During the three months ended June 30, 2006, we acquired charged-off consumer receivable portfolios with an aggregate face value of $542.3 million at a cost of $19.2 million, or 3.53% of face value, net of buybacks. Included in these purchase totals were five portfolios with an aggregate face value of $19.3 million at a cost of $0.5 million, or 2.76% of face value, which were acquired through two forward flow contracts. Additionally, the Company acquired portfolios from the acquisition of PARC on April 28, 2006 that were preliminarily allocated a purchase price value of $8.3 million, in accordance with the FASB Statement of Financial Accounting Standard No. 141, “Business Combinations”. During the three months ended June 30, 2005, we acquired charged-off consumer receivable portfolios with an aggregate face value of $1.1 billion at a cost of $16.1 million, or 1.51% of face value (adjusted for buybacks through June 30, 2006). Included in these purchase totals were nine portfolios with an aggregate face value of $79.3 million at a cost of $3.0 million, or 3.73% of face value (adjusted for buybacks through June 30, 2006), which were acquired through three forward flow contracts. From period to period we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.
Operating Expenses
     Total operating expenses were $47.2 million for the three months ended June 30, 2006, an increase of $4.7 million, or 11.0%, compared to total operating expenses of $42.5 million for the three months ended June 30, 2005. Total operating expenses were 70.7% of total revenues and 52.7% of cash collections for the three months ended June 30, 2006, compared with 61.8% and 50.1%, respectively, for the same period in 2005. The increase as a percent of total revenues and cash collections is due to increases in salaries and benefits, collections expense and administrative expenses.
     Salaries and Benefits. Salary and benefit expenses were $20.6 million for the three months ended June 30, 2006, an increase of $1.5 million, or 7.8%, compared to salary and benefit expenses of $19.1 million for the three months ended June 30, 2005. Salary and benefit expenses were 30.8% of total revenue and 23.0% of cash collections for the three months ended June 30, 2006, compared with 27.7% and 22.5%, respectively, for the same period in 2005. Salary and benefit expenses increased primarily as a result of the employee compensation related to the acquisition of PARC. Also, the Company added necessary employees to strengthen the accounting and finance, information technology, marketing and human resources departments, which is partially offset by a reduction in incentive compensation associated with the traditional cash collections.
     Collections Expense. Collections expense increased to $20.4 million for the three months ended June 30, 2006, reflecting an increase of $1.6 million, or 8.1%, over collections expense of $18.8 million for the three months ended June 30, 2005. The increase was primarily due to an increase in legal expenses, which was partially offset by a reduction in collection letters expense. Collections expense increased to 22.7% of cash collections for the three months ended June 30, 2006 from 22.2% of cash collections for the three months ended June 30, 2005. These increases in legal expenses were due to an increase in the number of accounts for which legal action has been initiated as well as an increase in legal forwarding fees due to higher legal activity outsourced to third-party law firms collecting on our behalf on a contingent fee basis. The decrease in the collection letters expense was primarily due to a decrease in the number of letters mailed and the timing of those letters arising from changes in our collection letter strategy.
     Occupancy. Occupancy expense was $2.3 million for the three months ended June 30, 2006, an increase of $0.2 million, or 11.1%, over occupancy expense of $2.0 million for the three months ended June 30, 2005.
     Administrative. Administrative expenses increased to $3.0 million for the three months ended June 30, 2006, from $1.7 million for the three months ended June 30, 2005, reflecting a $1.3 million, or 71.2%, increase. The increase in administrative expenses was principally a result of the reduced vesting terms for annual option awards granted to the non-employee directors.
     Depreciation and Amortization. Depreciation and amortization expense was $1.1 million for the three months ended June 30, 2006, an increase of $0.2 million or 25.3% over depreciation and amortization expense of $0.8 million for the three months ended June 30, 2005.
     Interest Income. Interest income was $0.6 million for the three months ended June 30, 2006, reflecting an increase of $0.4 million compared to $0.2 million for the three months ended June 30, 2005. The increase was due primarily to interest received related to the Company’s increased interest rate during the three months ended June 30, 2006 as well as our increased cash and investment positions over the same period in 2005.
     Interest Expense. Interest expense was $0.2 million for the three months ended June 30, 2006, reflecting an increase of $0.1 million, or 36.0%, compared to interest expense of $0.1 million for the three months ended June 30, 2005. Interest expense also includes the amortization of capitalized loan costs of $54,982 for both of the three months ended June 30, 2006 and 2005.

     Income Taxes. Income tax expense of $7.4 million reflects a federal tax rate of 34.9% and a state tax rate of 2.4% (net of federal tax benefit including utilization of state net operating losses) for the three months ended June 30, 2006. For the three months ended June 30, 2005, income tax expense was $10.0 million and reflected a federal tax rate of 35.0% and state tax rate of 2.3% (net of federal tax benefit including utilization of state net operating losses). The 0.1% increase in the state rate was due to changing apportionment percentages among the various states. Income tax expense decreased $2.6 million, or 26.1% from income tax expense of $10.0 million for the three months ended June 30, 2005. The decrease in tax expense was due to a decrease in pre-tax financial statement income, which was $19.8 million for the three months ended June 30, 2006, compared to $26.3 million for the same period in 2005.
Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005
Revenue
     Total revenues were $134.2 million for the six months ended June 30, 2006, a decrease of $0.6 million, or 0.5%, from total revenues of $134.8 million for the six months ended June 30, 2005. Purchased receivable revenues were $131.2 million for the six months ended June 30, 2006, a decrease of $3.4 million, or 2.5%, from the six months ended June 30, 2005 amount of $134.6 million. Purchased receivable revenues reflect net impairments recognized during the six months ended June 30, 2006 and 2005 of $8.2 million and $2.4 million, respectively. The decrease in purchased receivable revenues was primarily due to an increase in net impairments on purchased receivables and lower average internal rates of return expected from recent purchases. In addition, total revenue reflects a recognized gain on sale of purchased receivables during the six months ended June 30, 2006 of $2.3 million. Cash collections on charged-off consumer receivables increased 8.3% to $179.0 million for the six months ended June 30, 2006 from $165.3 million for the same period in 2005. Cash collections for the six months ended June 30, 2006 and 2005 include collections from fully amortized portfolios of $33.9 million and $27.1 million, respectively, of which 100% were reported as revenue.
     During the six months ended June 30, 2006, we acquired charged-off consumer receivable portfolios with an aggregate face value of $1.3 billion at a cost of $46.1 million, or 3.60% of face value, net of buybacks. Included in these purchase totals were eight portfolios with an aggregate face value of $35.4 million at a cost of $1.0 million, or 2.80% of face value, which were acquired through two forward flow contracts. Additionally, the Company acquired portfolios from the acquisition of PARC on April 28, 2006 that were preliminarily allocated a purchase price value of $8.3 million. During the six months ended June 30, 2005, we acquired charged-off consumer receivable portfolios with an aggregate face value of $2.2 billion at a cost of $48.6 million, or 2.26% of face value (adjusted for buybacks through June 30, 2006). Included in these purchase totals were 19 portfolios with an aggregate face value of $166.1 million at a cost of $6.0 million, or 3.64% of face value (adjusted for buybacks through June 30, 2006), which were acquired through four forward flow contracts. From period to period we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.
Operating Expenses
     Total operating expenses were $94.8 million for the six months ended June 30, 2006, an increase of $10.5 million, or 12.4%, compared to total operating expenses of $84.3 million for the six months ended June 30, 2005. Total operating expenses were 70.6% of total revenues and 53.0% of cash collections for the six months ended June 30, 2006, compared with 62.5% and 51.0%, respectively, for the same period in 2005. The increase as a percent of total revenues and cash collections is due to increases in salaries and benefits and to a lesser extent collections and administrative expenses.
     Salaries and Benefits. Salary and benefit expenses were $43.9 million for the six months ended June 30, 2006, an increase of $6.3 million, or 16.7%, compared to salary and benefit expenses of $37.6 million for the six months ended June 30, 2005. Salary and benefit expenses were 32.7% of total revenue and 24.5% of cash collections for the six months ended June 30, 2006, compared with 27.9% and 22.7%, respectively, for the same period in 2005. Salary and benefit expenses increased due in part to the 7.6% increase in average overall employee headcount from the six months ended June 30, 2006 compared to the same period in 2005. Secondarily, during the three months ended March 31, 2006, the Company changed certain incentive compensation programs for collection department personnel which increased total compensation expense. In addition, the Company made necessary employee additions to strengthen accounting and finance, information technology, marketing and human resources departments and experienced higher expenses due to the acquisition of PARC on April 28, 2006.
     Collections Expense. Collections expense increased to $39.2 million for the six months ended June 30, 2006, reflecting an increase of $1.9 million, or 5.1%, over collections expense of $37.3 million for the six months ended June 30, 2005. The increase was primarily due to an increase in legal expenses, which was partially offset by a reduction in collection letters expense. The increase in legal expense was due to an increase in the number of accounts for which legal action has been initiated as well as an increase in legal forwarding fees due to higher legal activity outsourced to third-party law firms collecting on our behalf on a contingent fee basis. Collections expense decreased to 21.9% of cash collections for the six months ended June 30, 2006 from 22.6% of cash collections for the six months ended June 30, 2005. This decrease was primarily due to decreases in amounts spent for collection letters expense. The decrease in the collection letters expense was primarily due to a decrease in the number of letters mailed and the timing of those letters. The decrease in the letters mailed was a combination of a lower number of accounts purchased in the first half of 2006 compared to the first half of 2005 and changes in our collection letter strategy.
     Occupancy. Occupancy expense was $4.4 million for the six months ended June 30, 2006, an increase of $0.3 million, or 6.9%, over occupancy expense of $4.1 million for the six months ended June 30, 2005.
     Administrative. Administrative expenses increased to $5.3 million for the six months ended June 30, 2006, from $3.6 million for the six months ended June 30, 2005, reflecting a $1.7 million, or 47.6%, increase. The increase in administrative expenses was principally a result of the additional contract labor and consultants required for testing the internal controls for compliance with Section 404 of Sarbanes-Oxley, reduced vesting period for the non-employee directors annual stock option awards and increased property tax assessments. Administrative expenses during the six months ended June 30, 2005 included secondary offering costs of $0.4 million.
     Depreciation and Amortization. Depreciation and amortization expense was $1.9 million for the six months ended June 30, 2006, an increase of $0.2 million or 15.4% over depreciation and amortization expense of $1.7 million for the six months ended June 30, 2005.
     Interest Income. Interest income was $1.2 million for the six months ended June 30, 2006, reflecting an increase of $1.0 million compared to $0.2 million for the six months ended June 30, 2005. The increase was due primarily to interest received related to the Company’s increased interest rates for the six months ended June 30, 2006 compared to the prior year as well as the increased cash and investment positions during the six months ended June 30, 2006 versus 2005.
     Interest Expense. Interest expense was $0.4 million for the six months ended June 30, 2006, reflecting an increase of $0.1 million, or 31.0%, compared to interest expense of $0.3 million for the six months ended June 30, 2005. Interest expense also includes the amortization of capitalized loan costs of $109,964 and $104,318 for the six months ended June 30, 2006 and 2005, respectively.
     Income Taxes. Income tax expense of $15.0 million reflects a federal tax rate of 35.1% and a state tax rate of 2.4% (net of federal tax benefit including utilization of state net operating losses) for the six months ended June 30, 2006. For the six months ended June 30, 2005, income tax expense was $19.0 million and reflected a federal tax rate of 35.0% and state tax rate of 2.3% (net of federal tax benefit including utilization of state net operating losses). The 0.1% increase in the state rate was due to changing apportionment percentages among the various states. Income tax expense decreased $4.0 million, or 20.8% from income tax expense of $19.0 million for the six months ended June 30, 2005. The decrease in tax expense was due to a decrease in pre-tax financial statement income, which was $40.0 million for the six months ended June 30, 2006, compared to $50.4 million for the same period in 2005.

Supplemental Performance Data
Portfolio Performance
     The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since 1995 through June 30, 2006.

						Total Estimated
			Cash Collections	Estimated	Total	Collections as a
	Number of	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Portfolios	Price (1)	Sales (2)	Collections(3)	Collections	Purchase Price (2)
(dollars in thousands)
1995	53	$1,518	$7,952	$—	$7,952	524%
1996	46	3,844	17,460	86	17,546	456
1997	45	4,345	28,803	796	29,599	681
1998	61	16,411	79,741	5,222	84,963	518
1999	51	12,925	58,038	7,103	65,141	504
2000	49	20,594	112,915	22,206	135,121	656
2001	62	43,130	222,642	63,411	286,053	663
2002	94	72,285	264,083	133,272	397,355	550
2003	76	87,309	269,774	244,138	513,912	589
2004	106	86,974	126,727	245,572	372,299	428
2005	104	101,102	55,797	262,168	317,965	314
2006 (4, 5)	99	54,351	8,050	163,521	171,571	316

Total	846	$504,788	$1,251,982	$1,147,495	$2,399,477	475%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales, which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios, which occurred at the time of purchase.

(3)	Estimated remaining collections are based on historical cash collections. Please refer to Forward-Looking Statements on page 14 and Critical Accounting policies on page 27 for further information regarding these estimates.

(4)	Includes only six months of activity through June 30, 2006.

(5)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were preliminarily allocated a purchase price value of $8.3 million.
     The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of June 30, 2006.

			Unamortized	Unamortized
	Unamortized		Balance as a	Balance as a
	Balance as of	Purchase	Percentage of	Percentage of
Purchase Period	June 30, 2006	Price (1)	Purchase Price	Total
	(dollars in thousands)
2000	$41	$20,594	0.2%	0.0%
2001	1,752	43,130	4.1	0.7
2002	19,500	72,285	27.0	7.7
2003	39,953	87,309	45.8	15.8
2004	57,429	86,974	66.0	22.6
2005	83,802	101,102	82.9	33.0
2006 (2)	51,123	54,351	94.1	20.2

Total	$253,600	$465,745	54.5%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	Includes only six months of activity through June 30, 2006.

Account Representative Productivity and Turnover
     We measure traditional call center account representative productivity by two major categories, those with less than one year of experience and those with one or more years of experience. The following tables display our results:
Account Representatives by Experience (1)

	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
Number of account representatives:	2006	2005	2006	2005	2005	2004
One year or more (2)	574	513	567	510	510	471
Less than one year (3)	421	541	472	517	540	437

Total account representatives	995	1,054	1,039	1,027	1,050	908

(1)	This excludes Full Time Equivalent (“FTE”) account representatives from PARC from the date of acquisition through June 30, 2006.

(2)	Based on number of average traditional call center FTE account representatives with one or more years of service.

(3)	Based on number of average traditional call center FTE account representatives with less than one year of service, including new employees in training.
Collection Averages by Experience (1)

	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
Collection averages:	2006	2005	2006	2005	2005	2004
One year or more (2)	$49,629	$51,856	$101,899	$107,547	$199,734	$195,426
Less than one year (3)	32,819	32,634	63,598	65,653	117,859	139,891
Overall average	42,515	41,987	84,488	86,455	157,661	168,708

(1)	This excludes collections and FTE account representatives from PARC from the date of acquisition through June 30, 2006.

(2)	Based on number of traditional call center FTE account representatives with one or more years of service.

(3)	Based on number of traditional call center FTE account representatives with less than one year of service, including new employees in training.
     We believe that there is an adverse relationship between account representative productivity and account representative turnover. Collection averages tend to increase for account representatives as they gain experience. The following table provides annualized account representative turnover data for traditional collections for the three and six months ended June 30, 2006 and 2005 as well as for the years ended December 31, 2005 and 2004:
Turnover by Experience (1)

	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
Account representatives turnover:	2006	2005	2006	2005	2005	2004
One year or more (2)	54.5%	40.6%	41.8%	43.3%	39.3%	38.4%
Less than one year (3)	107.0	109.8	102.1	116.2	117.8	103.3
Overall turnover	75.7	74.8	68.3	79.4	78.8	69.0

(1)	This excludes FTE account representatives from PARC from the date of acquisition through June 30, 2006.

(2)	Based on number of traditional call center FTE account representatives with one or more years of service.

(3)	Based on number of traditional call center FTE account representatives with less than one year of service, including new employees in training.

Cash Collections
     The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.
Historical Collections (1)

													Six Months
													Ended
Purchase	Purchase	Year Ended December 31,											June 30,
Period	Price(3)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
						(dollars in thousands)
Pre-1995		$4,303	$3,218	$2,290	$1,481	$1,106	$912	$695	$478	$511	$369	$375	$154
1995	1,518	388	1,566	1,659	1,118	786	708	472	343	278	227	212	79
1996	3,844	—	827	3,764	3,085	2,601	2,098	1,440	1,041	816	687	683	264
1997	4,345	—	—	1,682	4,919	5,573	5,017	3,563	2,681	1,785	1,526	1,342	606
1998	16,411	—	—	—	4,835	15,220	15,045	12,962	11,021	7,987	5,582	4,653	1,857
1999	12,925	—	—	—	—	3,761	11,331	10,862	9,750	8,278	6,675	5,022	2,111
2000	20,594	—	—	—	—	—	8,895	23,444	22,559	20,318	17,196	14,062	5,963
2001	43,130	—	—	—	—	—	—	17,630	50,327	50,967	45,713	39,865	17,067
2002	72,285	—	—	—	—	—	—	—	22,340	70,813	72,024	67,649	30,760
2003	87,309	—	—	—	—	—	—	—	—	36,067	94,564	94,234	44,743
2004	86,974	—	—	—	—	—	—	—	—	—	23,365	68,354	35,008
2005	101,102	—	—	—	—	—	—	—	—	—	—	23,459	32,339
2006 (2)	54,351	—	—	—	—	—	—	—	—	—	—	—	8,049

Total		$4,691	$5,611	$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$179,000

Cumulative Collections (1)

													Total
													Through
Purchase	Purchase	Total Through December 31,											June 30,
Period	Price(3)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
						(dollars in thousands)
1995	$1,518	$388	$1,954	$3,613	$4,731	$5,517	$6,225	$6,697	$7,040	$7,318	$7,545	$7,757	$7,836
1996	3,844	—	827	4,591	7,676	10,277	12,375	13,815	14,856	15,672	16,359	17,042	17,306
1997	4,345	—	—	1,682	6,601	12,174	17,191	20,754	23,435	25,220	26,746	28,088	28,694
1998	16,411	—	—	—	4,835	20,055	35,100	48,062	59,083	67,070	72,652	77,305	79,162
1999	12,925	—	—	—	—	3,761	15,092	25,954	35,704	43,982	50,657	55,679	57,790
2000	20,594	—	—	—	—	—	8,895	32,339	54,898	75,216	92,412	106,474	112,437
2001	43,130	—	—	—	—	—	—	17,630	67,957	118,924	164,637	204,502	221,569
2002	72,285	—	—	—	—	—	—	—	22,340	93,153	165,177	232,826	263,586
2003	87,309	—	—	—	—	—	—	—	—	36,067	130,631	224,865	269,608
2004	86,974	—	—	—	—	—	—	—	—	—	23,365	91,719	126,727
2005	101,102	—	—	—	—	—	—	—	—	—	—	23,459	55,798
2006 (2)	54,351	—	—	—	—	—	—	—	—	—	—	—	8,049
Cumulative Collections as Percentage of Purchase Price (1)

													Total
													Through
Purchase	Purchase	Total Through December 31,											June 30,
Period	Price(3)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
1995	$1,518	26%	129%	238%	312%	363%	410%	441%	464%	482%	497%	511%	516%
1996	3,844	—	22	119	200	267	322	359	386	408	426	443	450
1997	4,345	—	—	39	152	280	396	478	539	580	616	646	660
1998	16,411	—	—	—	29	122	214	293	360	409	443	471	482
1999	12,925	—	—	—	—	29	117	201	276	340	392	431	447
2000	20,594	—	—	—	—	—	43	157	267	365	449	517	546
2001	43,130	—	—	—	—	—	—	41	158	276	382	474	514
2002	72,285	—	—	—	—	—	—	—	31	129	229	322	365
2003	87,309	—	—	—	—	—	—	—	—	41	150	258	309
2004	86,974	—	—	—	—	—	—	—	—	—	27	105	146
2005	101,102	—	—	—	—	—	—	—	—	—	—	23	55
2006 (2)	54,351	—	—	—	—	—	—	—	—	—	—	—	15

(1)	Does not include proceeds from sales of any receivables.

(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.

(3)	Purchase amount refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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
     Below is a chart that illustrates our quarterly collections for 2002 through June 30, 2006.
Cash Collections

Quarter	2002	2003	2004	2005	2006
First	$27,297,721	$44,017,730	$65,196,055	$80,397,640	$89,389,858
Second	30,475,078	51,190,533	67,566,031	84,862,856	89,609,982
Third	29,337,914	48,622,829	66,825,822	78,159,364	—
Fourth	33,429,419	53,988,333	68,339,797	76,490,350	—

Total cash collections	$120,540,132	$197,819,425	$267,927,705	$319,910,210	$178,999,840

     Below is a table that illustrates the percentages by source of our total collections:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Traditional collections	48.2%	52.1%	49.6%	53.8%
Legal collections	39.4	36.5	38.1	34.4
Other collections	12.4	11.4	12.3	11.8

Total cash collections	100.0%	100.0%	100.0%	100.0%

     Legal collections continue to increase as a percentage of total collections as traditional call center collections decline. We believe this trend is a result of an increase in the volume of suits initiated over the last couple of years when compared to prior periods. Additionally, growth in traditional call center collections has slowed significantly while legal collections have continued to grow, albeit at a slower pace in 2006 than in 2005 or 2004.

     The following chart categorizes our purchased receivables portfolios acquired during January 1, 1995 through June 30, 2006 and into major asset types, as of June 30, 2006:

	Face Value of
	Charged-off		No. of
Asset Type	Receivables (2)(3)%		Accounts (3)%
	(in thousands)
Visa®/MasterCard®/Discover®	$10,663,555	44.7%	4,491	19.5%
Private Label Credit Cards	3,284,571	13.8	4,793	20.8
Telecommunications/Utility/Gas	2,141,016	9.0	5,268	22.9
Health Club	1,408,412	5.9	1,436	6.2
Auto Deficiency	1,387,698	5.8	248	1.1
Wireless Telecommunications	713,942	3.0	1,682	7.4
Installment Loans	635,328	2.6	213	0.9
Other (1)	3,624,630	15.2	4,890	21.2

Total	$23,859,152	100.0%	23,021	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

(3)	This excludes the face value of charged-off receivables and the number of accounts acquired through PARC either from the acquisition of PARC on April 28, 2006 or from the purchases by PARC from the date of acquisition through June 30, 2006.
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
     The following chart categorizes our purchased receivable portfolios acquired during January 1, 1995 through June 30, 2006 into major account types as of June 30, 2006:

	Face Value of
	Charged-off		No. of
Account Type	Receivables (2)(3)%		Accounts (3)%
	(in thousands)
Fresh	$1,104,191	4.6%	477	2.1%
Primary	3,950,309	16.6	2,674	11.6
Secondary	4,315,522	18.1	4,756	20.7
Tertiary (1)	13,238,673	55.5	14,461	62.8
Other	1,250,457	5.2	653	2.8

Total	$23,859,152	100.0%	23,021	100.0%

(1)	This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

(3)	This excludes the face value of charged-off receivables and the number of accounts acquired through PARC either from the acquisition of PARC on April 28, 2006 or from the purchases by PARC from the date of acquisition through June 30, 2006.
     We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivable portfolios acquired during January 1, 1995 through June 30, 2006 based on geographic location of debtor, as of June 30, 2006:

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables (3)(4)%		Accounts (4)%
	(in thousands)
Texas (1)	$3,315,099	13.9%	2,846	12.4%
California	2,687,461	11.3	2,806	12.2
Florida (1)	2,278,623	9.5	1,600	6.9
Michigan (1)	1,822,051	7.6	2,292	10.0
New York	1,455,758	6.1	1,199	5.2
Ohio (1)	1,281,219	5.4	1,471	6.4
Illinois (1)	1,078,952	4.5	1,366	5.9
Pennsylvania	725,338	3.0	609	2.6
North Carolina	695,099	2.9	544	2.4
Georgia	610,113	2.6	531	2.3
Other (2)	7,909,439	33.2	7,757	33.7

Total	$23,859,152	100.0%	23,021	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

(4)	This excludes the face value of charged-off receivables and the number of accounts acquired through PARC either from the acquisition of PARC on April 28, 2006 or from the purchases by PARC from the date of acquisition through June 30, 2006.
Liquidity and Capital Resources
     Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth. However, during the second quarter of 2006, we acquired 100% of the outstanding shares of PARC for $16.3 million.
     During June 2006, we approved a stock repurchase program of up to 2.5 million shares, or approximately 6.7% of the total outstanding common stock. We will assess market conditions and buying opportunities from time to time and will make strategic repurchases as appropriate which could significantly impact our available cash.
Borrowings
     We maintain a $100.0 million line of credit (the “Credit Agreement”) secured by a first priority lien on all of our assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into 30, 60 or 90-day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our line of credit includes an accordion loan feature that allows us to request a $20.0 million increase in the credit facility. The line of credit has certain covenants and restrictions that we must comply with, which, as of June 30, 2006, we believe we were in compliance with, including:
•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes;

•	leverage ratio (as defined in the Credit Agreement) cannot exceed 1.5 to 1.0;

•	debt to total capitalization ratio (as defined in the Credit Agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004 which required a balance of $189.4 million as of June 30, 2006.
     There was no outstanding balance on our line of credit at June 30, 2006.
In accordance with the Credit Agreement, we obtained approval from the lender prior to the PARC acquisition.
Cash Flows
     The majority of our purchases have been funded with internal cash flow. For the six months ended June 30, 2006, we invested $44.5 million in purchased receivables, net of buybacks with no borrowings against our line of credit. Our cash balance has increased from $50.5 million at December 31, 2005 to $55.3 million as of June 30, 2006.
     Our operating activities provided cash of $33.2 million and $49.5 million for the six months ended June 30, 2006 and 2005, respectively. Cash provided by operating activities for the six months ended June 30, 2006 and 2005 was generated primarily from net income earned through cash collections.
     Investing activities used cash of $23.8 million and $17.8 million for the six months ended June 30, 2006 and 2005, respectively. Cash used for investing purposes in the six months ended June 30, 2006 and 2005 was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal, cash payment of $14.7 million for the acquisition of PARC as well as purchases of property and equipment.
     Financing activities used cash of $4.5 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively. Cash used by financing activities for the first six months of 2006 was primarily due to the repayment of PARC’s loan balances on the date of acquisition. Cash used by financing activities in the first six months of 2005 was due to repayments on capital lease obligations.
     Cash paid for interest was $0.1 million for the six months ended June 30, 2006 and 2005. Cash paid for interest in the six months ended June 30, 2006 and 2005 was related to unused commitment fees on the line of credit.
     Cash paid for income taxes for the six months ended June 30, 2006 was $16.0 million and was primarily due to estimated tax payments. Cash received for income taxes for the six months ended June 30, 2006 was $0.2 million and was due to a refund from an overpayment of estimated taxes that was made during the fourth quarter of 2004.
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

Future Contractual Cash Obligations
     The following table summarizes our future contractual cash obligations as of June 30, 2006:

	Year Ending December 31,
	2006	2007	2008(3)	2009	2010	Thereafter
Capital lease obligations	$58,974	$63,802	$18,634	$—	$—	$—
Operating lease obligations (1)	3,220,569	6,466,582	5,517,649	4,681,820	3,789,110	12,333,794
Purchased receivables (2)	—	—	—	—	—	—
Line of credit (3)	—	—	—	—	—	—
Employment agreements	407,500	315,000	315,000	105,000	—	—

Total	$3,687,043	$6,845,384	$5,851,283	$4,786,820	$3,789,110	$12,333,794

(1)	In April 2006, we entered into an amendment with respect to the lease for the Warren, Michigan facility, the effectiveness of which was contingent upon the sale of the building by December 31, 2006. This amendment became effective on July 7, 2006 and extended the expiration of our lease agreement from November 30, 2014 to May 31, 2016 with increases in the future minimum contractual obligations. The future minimum contractual obligations will increase to approximately $1.4 million $2.8 million, $2.8 million, $2.9 million, $3.0 million and $16.9 million in 2006, 2007, 2008, 2009, 2010 and thereafter, respectively, from $1.2 million, $2.5 million, $2.6 million, $2.6 million, $2.7 million and $11.1 million in 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

(2)	During the six months ended June 30, 2006, we renewed one forward flow contract and acquired two on-going forward flow contracts that commit us to purchase receivables for a fixed percentage of the face amount of the receivables. The one renewed forward flow contract expires in November 2006 and calls for monthly purchases of approximately $205,000, depending upon circumstances and the other two on-going forward flow contracts call for monthly purchases of approximately $12,400 over the next twelve months.

(3)	To the extent that a balance is outstanding on our line of credit, it would be due in May 2008. There was no outstanding balance on our line of credit as of June 30, 2006.
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
     Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is calculated for each static pool of receivables based on the projected cash flows. The IRR is applied to the remaining balance of each static pool of accounts to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Effective January 2005, under SOP 03-3, if revised cash flow estimates are less than the original estimates, the IRR will remain unchanged and an impairment is recognized. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk relates to the interest rate risk with our variable line of credit. There were no borrowings on the variable line of credit for the six months ended June 30, 2006. The average borrowings on the variable line of credit were $0.3 million for the six months ended June 30, 2005. Assuming a 200 basis point increase in interest rates on our variable rate debt, interest expense would have increased approximately $3,000 for the six months ended June 30, 2005. The estimated increase in interest expense is based on the portion of our variable interest debt.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. As of July 31, 2006, we are named in four class action lawsuit in which an underlying class has been certified. Additionally, as of July 31, 2006, we were named in ten class action lawsuits in which the underlying classes have not been certified. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.
     We are not a party to any material legal proceedings. However, we expect to continue to initiate collection lawsuits as a part of the ordinary course of our business (resulting occasionally in countersuits against us) and we may, from time to time, become a party to various other legal proceedings arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders
     The stockholders, at an annual stockholder meeting held on May 16, 2006 elected Jennifer L. Adams, Donald Haider and H. Eugene Lockhart directors for a three-year term expiring at the annual stockholders meeting to be held in 2009 or until their successors are appointed and qualified. The voting on the directors is described below:

Director	Votes for	Votes Withheld
Jennifer L. Adams	30,553,947	218,584
Donald Haider	30,710,292	62,239
H. Eugene Lockhart	30,704,436	68,095
     The following is a list of the other directors whose term of office continues beyond the annual stockholder meeting:
Nathaniel F. Bradley IV
Terrence D. Daniels
Anthony R. Ignaczak
William I Jacobs
William F. Pickard
     At the annual stockholders meeting, the stockholders ratified the Company’s appointment of Ernst & Young, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006, where 30,727,956 shares voted to ratify Ernst & Young, LLP’s selection, 20,422 against and 24,153 shares abstained.

Item 6. Exhibits

Exhibit
Number	Description
10.1	Third Amendment to Lease Agreement for property located at 28405 Van Dyke (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly report on Form 10-Q for the quarterly period ended March 31, 2006 (Quarterly Report No. 000-50552))

10.2*	Fourth Amendment to Lease Agreement for property located at 28405 Van Dyke

10.3*	Stock Purchase Agreement between Asset Acceptance Holdings, LLC and the Shareholders of Premium Asset Recovery Corp.

10.4*	Employment Agreement dated April 28, 2006, between Christopher L. Conway, Premium Asset Recovery Corp. and Asset Acceptance Holdings, LLC

10.5*	Employment Agreement dated April 28, 2006, between Adam O. Holzhauer, Premium Asset Recovery Corp. and Asset Acceptance Holdings, LLC

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that is has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Warren, State of Michigan on August 8, 2006.

ASSET ACCEPTANCE CAPITAL CORP.
Date: August 8, 2006	By:	/s/ Nathaniel F. Bradley IV
Nathaniel F. Bradley IV
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2006	By:	/s/ Mark A. Redman
Mark A. Redman
Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
10.1	Third Amendment to Lease Agreement for property located at 28405 Van Dyke (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly report on Form 10-Q for the quarterly period ended March 31, 2006 (Quarterly Report No. 000-50552))

10.2*	Fourth Amendment to Lease Agreement for property located at 28405 Van Dyke

10.3*	Stock Purchase Agreement between Asset Acceptance Holdings, LLC and the Shareholders of Premium Asset Recovery Corp.

10.4*	Employment Agreement dated April 28, 2006, between Christopher L. Conway, Premium Asset Recovery Corp. and Asset Acceptance Holdings, LLC

10.5*	Employment Agreement dated April 28, 2006, between Adam O. Holzhauer, Premium Asset Recovery Corp. and Asset Acceptance Holdings, LLC

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith