Form 10-Q
period 2006-09-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2006-11-03
CIK 1264707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
     As of October 26, 2006, 35,344,449 shares of the Registrant’s common stock were outstanding.

ASSET ACCEPTANCE CAPITAL CORP.
Quarterly Report on Form 10-Q

		Page
PART I – Financial Information
Item 1.	Consolidated Financial Statements (unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28
PART II – Other Information
Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	29
Signatures		30
Exhibits:	10.1 Joinder Agreement, Dated August 14, 2006 by and among Asset Acceptance, LLC, Consumer Credit, LLC, Rx Acquisitions, LLC, Premium Asset Recovery Corporation and JPMorgan Chase Bank, N.A.
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

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Financial Position
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$32,731,143	$50,518,934
Investments	14,935,010	—
Purchased receivables, net	259,425,087	248,990,772
Property and equipment, net	13,373,050	10,747,627
Goodwill	14,323,071	6,339,574
Other assets	8,656,186	7,344,948

Total assets	$343,443,547	$323,941,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deferred tax liability, net	$58,824,545	$58,583,604
Accounts payable and other liabilities	17,825,889	14,639,774
Income taxes payable	36,006	1,071,179
Capital lease obligations	106,374	186,944

Total liabilities	76,792,814	74,481,501

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares —37,225,275 at September 30, 2006 and December 31, 2005	372,253	372,253
Additional paid in capital	161,733,695	160,361,599
Retained earnings	124,436,261	88,726,502
Common stock in treasury; at cost, 1,313,145 shares at September 30, 2006	(19,891,476)	—

Total stockholders’ equity	266,650,733	249,460,354

Total liabilities and stockholders’ equity	$343,443,547	$323,941,855

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues
Purchased receivable revenues, net	$59,691,484	$63,899,194	$190,899,586	$198,466,124
Gain (loss) on sale of purchased receivables	400,323	(151)	2,726,658	(25,982)
Other revenues, net	(921,662)	117,503	(293,922)	414,207

Total revenues	59,170,145	64,016,546	193,332,322	198,854,349

Expenses
Salaries and benefits	19,357,233	19,574,631	63,241,247	57,188,114
Collections expense	19,381,522	17,831,613	58,572,652	55,119,103
Occupancy	2,288,531	2,087,299	6,718,019	6,229,148
Administrative	778,363	1,885,207	6,094,553	5,487,853
Depreciation and amortization	1,115,587	831,396	3,061,371	2,517,506
Loss on disposal of equipment	1,131	14,862	6,653	15,340

Total operating expenses	42,922,367	42,225,008	137,694,495	126,557,064

Income from operations	16,247,778	21,791,538	55,637,827	72,297,285
Other income (expense)
Interest income	614,687	430,407	1,818,868	657,941
Interest expense	(108,627)	(135,282)	(477,733)	(416,954)
Other	168,162	4,378	(17,392)	(2,984)

Income before income taxes	16,922,000	22,091,041	56,961,570	72,535,288
Income taxes	6,221,182	8,384,460	21,251,811	27,366,133

Net income	$10,700,818	$13,706,581	$35,709,759	$45,169,155

Weighted average number of shares:
Basic	36,858,417	37,225,275	37,094,454	37,225,275
Diluted	36,891,693	37,305,950	37,125,710	37,271,255
Earnings per common share outstanding:
Basic	$0.29	$0.37	$0.96	$1.21
Diluted	$0.29	$0.37	$0.96	$1.21
See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$35,709,759	$45,169,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,061,371	2,517,506
Deferred income taxes	(1,670,943)	19,036,201
Share-based compensation expense	1,313,746	688,110
Net impairment of purchased receivables	14,431,200	6,994,000
Non-cash revenue	(1,042,846)	(3,612,261)
Loss on disposal of equipment	6,653	15,340
(Gain) loss on sale of purchased receivables	(2,726,658)	25,982
Changes in assets and liabilities, net of effects from purchase of PARC:
Increase (decrease) in accounts payable and other liabilities	2,310,283	(500,059)
Decrease in other assets	3,411,654	664,906
Increase (decrease) in income taxes payable	(869,382)	3,201,737

Net cash provided by operating activities	53,934,837	74,200,617

Cash flows from investing activities
Proceeds from (repurchase of) the sale of purchased receivables	3,143,882	(29,776)
Investment in purchased receivables, net of buybacks	(71,572,821)	(75,681,304)
Principal collected on purchased receivables	55,626,691	41,571,996
Purchase of investment securities	(14,935,010)	—
Payment for purchase of PARC, net of cash acquired	(14,675,912)	—
Purchase of property and equipment	(5,114,932)	(1,892,577)
Proceeds from the sale of property and equipment	157,347	—

Net cash used in investing activities	(47,370,755)	(36,031,661)

Cash flows from financing activities
Borrowings under line of credit	—	10,500,000
Repayment of line of credit	—	(10,500,000)
Repayment of capital lease obligations	(105,367)	(120,497)
Repayment of bank and other secured debt assumed from PARC	(4,413,380)	—
Purchase of treasury shares	(20,116,476)	—
Proceeds received for treasury shares	283,350	—

Net cash used in financing activities	(24,351,873)	(120,497)

Net increase (decrease) in cash and cash equivalents	(17,787,791)	38,048,459
Cash and cash equivalents at beginning of period	50,518,934	14,204,579

Cash and cash equivalents at end of period	$32,731,143	$52,253,038

Supplemental disclosure of cash flow information
Cash paid for interest	$227,678	$256,985
Cash paid for income taxes	$23,780,241	$4,984,181
Non-cash investing and financing activities:
Capital lease obligations incurred	$24,797	$93,483

Assumption of liabilities in conjunction with purchase of PARC:
Fair value of assets acquired less cash acquired	$20,311,217	$—
Cash paid for capital stock less cash acquired	(14,675,912)	—

Net liabilities assumed	$5,635,305	$—

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
     In addition, the Company finances the sales of consumer product retailers located primarily in Michigan and Ohio as well as services receivables on a contingent fee basis.
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2006 and its results of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005, and all adjustments were of a normal recurring nature. The results of operations of the Company for the three and nine month periods ended September 30, 2006 and 2005 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005.
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
   Investments
     The Company accounts for its investments under the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards, SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company typically invests in debt securities, which it classifies as available-for-sale securities and are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income. At September 30, 2006, the Company had available-for-sale securities with a fair market and carrying value of $14.9 million. There has been no change in the fair market value and the carrying value from the initial purchase. At September 30, 2005, the Company did not have any investments. In the event the Company’s investments experience an other than temporary impairment, such impairment is recognized in the consolidated statements of income.
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
     The Company accounts for its investment in purchased receivables using the guidance provided by the Accounting Standards Executive Committee Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” and the Accounting Standards Executive Committee Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans”. The provisions of SOP 03-3 were adopted by the Company effective January 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend PB 6 for consistent treatment and apply prospectively to purchased receivables acquired before January 1, 2005. The Company purchases pools of homogenous accounts receivable and records each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are assumed to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.
     Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Based on historical cash collections, each pool is generally given an expected life of 60 months with the exception of healthcare pools, which are generally given a life of 36 months. The actual life of each pool may vary, but each pool generally amortizes between 50 and 60 months with the exception of healthcare pools, which generally amortize between 30 and 40 months. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical trends to determine whether each static pool is performing as expected. This comparison is used to determine future estimated cash flows. If the revised cash flow estimates are greater than the original estimates, the IRR is generally adjusted prospectively to reflect higher estimates of cash flows over the remaining life of the static pool. If the revised cash flows estimates are less than the original estimates, generally the IRR remains unchanged and an impairment may be recognized. If the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.
     The cost recovery methods prescribed by SOP 03-3 and PB 6 are used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of September 30, 2006, the Company had 20 unamortized pools on the cost recovery method with an aggregate carrying value of $4.3 million or about 1.7% of the total carrying value of all purchased receivables. The Company had 19 unamortized pools on the cost recovery method with an aggregate carrying value of $3.8 million, or about 1.5% of the total carrying value of all purchased receivables as of December 31, 2005.

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
     Periodically the Company will sell, on a non-recourse basis, all or a portion of a pool to third parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are generally compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and carrying value, in accordance with the SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of SFAS 125”. The agreements to sell receivables typically include general representations and warranties. Any accounts returned to the Company under these representations and warranties, and during the negotiated time frame, are netted against any “gains on sale of purchased receivables” or if they exceed the total reported gains for the period as a “loss on sale of purchased receivables”.
     Changes in purchased receivables portfolios for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Beginning balance	$253,600,100	$233,953,247	$248,990,772	$216,479,676
Investment in purchased receivables, net of buybacks	27,041,314	27,517,945	71,572,821	75,681,304
Investment in purchased receivables acquired from PARC on April 28, 2006 (1)	—	—	8,293,763	—
Cost of sale of purchased receivables, net of returns	6,980	16	(417,224)	3,794
Cash collections	(80,914,791)	(78,159,364)	(259,914,631)	(243,419,860)
Purchased receivable revenues	59,691,484	63,899,194	190,899,586	198,466,124

Ending balance	$259,425,087	$247,211,038	$259,425,087	$247,211,038

(1)	Preliminary valuation pending the completed valuation study.
     Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of the purchased receivables. Changes in accretable yield for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Beginning balance	$893,894,752	$845,668,596	$848,545,458	$792,755,605
Revenue recognized on purchased receivables	(59,691,484)	(63,899,194)	(190,899,586)	(198,466,124)
Additions due to purchases during the period	53,405,147	70,411,085	165,442,854	176,856,717
Reclassifications from nonaccretable yield	(7,721,665)	9,651,864	56,798,024	90,686,153

Ending balance (1)	$879,886,750	$861,832,351	$879,886,750	$861,832,351

(1)  Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Please refer to Forward-Looking Statements on page 15 and Critical Accounting Policies on page 27 for further information regarding these estimates.

Cash collections for the three months and nine months ended September 30, 2006 and 2005 include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of revenue from fully amortized pools were as follows:

	Three months ended September 30,		Nine months ended September 30,
Revenue from fully amortized pools:	2006	2005	2006	2005
Pools that amortized before 60 months	$6,624,934	$8,312,947	$20,318,786	$22,779,854
Pools that are 60 months or older	8,064,652	4,543,583	25,796,762	15,044,442
Pools under full cost recovery	1,139,683	1,135,232	3,616,616	3,254,546

Total revenue from fully amortized pools	$15,829,269	$13,991,762	$49,732,164	$41,078,842

     During the three and nine months ended September 30, 2006, the Company recorded net impairments of $6.3 million and $14.4 million, respectively, related to its purchased receivables and allowance for receivable losses. Also, the Company recorded net impairments of $4.6 million and $7.0 million during the three and nine months ended September 30, 2005, respectively. The net impairments charge reduced revenue and the allowance reduced the carrying value of the purchased receivable portfolios. Changes in the allowance for receivable losses for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Beginning balance	$30,407,355	$2,398,000	$22,285,355	$—
Impairments	6,867,300	5,112,000	17,062,300	7,510,000
Reversal of impairments (1)	(587,600)	(516,000)	(2,631,100)	(516,000)
Deductions (2)	(46,100)	—	(75,600)	—

Ending balance	$36,640,955	$6,994,000	$36,640,955	$6,994,000

(1)	Impairment reversals for the three and nine months ended September 30, 2006 and 2005 relate to impairment charges recognized during the fiscal year ended December 31, 2005 and first quarter of 2006.

(2)	Deductions represent impairments on fully amortized purchased receivable portfolios that were written-off and cannot be reversed.
   Collections from Third Parties
     The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross cash collections paid to the third parties as a component of collection expense. The percent of gross cash collections contributed by such third party relationships was 24.0% and 23.6% for the three months ended September 30, 2006 and 2005, respectively, and 23.3% and 22.0% for the nine months ended September 30, 2006 and 2005, respectively.
   Earnings Per Share
     Earnings per share reflect net income divided by the weighted average number of shares outstanding. Diluted weighted average shares outstanding at September 30, 2006 and 2005 included 31,256 and 45,980 dilutive shares, respectively, related to outstanding stock options. There were 192,063 outstanding options that were antidilutive at September 30, 2006 and no outstanding options that were antidilutive at September 30, 2005.
   Recently Issued Accounting Pronouncements
   SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”
     In June 2006, the FASB issued SFAS Interpretation No. 48 — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance regarding subsequent derecognition of a tax position, classification, interest and penalties, accounting in interim periods, disclosure, and transition method. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that the adoption of SFAS Interpretation No. 48 may have on the Company’s consolidated financial position, results of operations or cash flows.
   Reclassifications
     Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

2. Line of Credit
     The Company maintains a $100.0 million line of credit secured by a first priority lien on all of the Company’s assets. The Credit Agreement expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon the Company’s liquidity as defined in the Credit Agreement. Alternatively, at the Company’s discretion, the Company may borrow by entering into 30, 60 or 90-day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s line of credit includes an accordion loan feature that allows the Company to request a $20.0 million increase in the credit facility. Additionally, the Company pays an annual commitment fee of between 0.25% and 0.50% on the unused portion of the line of credit, depending on the Company’s liquidity. There was no outstanding balance at September 30, 2006 and December 31, 2005. The line of credit facility has certain covenants and restrictions with which the Company must comply, including:
•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes;

•	leverage ratio (as defined in the Credit Agreement) cannot exceed 1.5 to 1.0;

•	debt to total capitalization ratio (as defined in the Credit Agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004 which required a balance of $194.8 million as of September 30, 2006.
     Management believes it is in compliance with all terms of its Credit Agreement as of September 30, 2006.
     In accordance with the Credit Agreement, the Company obtained approval from the lender for the PARC acquisition.
3. Property and Equipment
     Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	September 30, 2006	December 31, 2005
Computers and software	$12,451,460	$8,984,055
Furniture and fixtures	10,026,120	9,158,973
Leasehold improvements	2,036,415	2,017,496
Equipment under capital lease	401,288	485,299
Automobiles	47,404	136,525

Total property and equipment, cost	24,962,687	20,782,348
Less accumulated depreciation	(11,589,637)	(10,034,721)

Net property and equipment	$13,373,050	$10,747,627

4. Acquisition of PARC
     On April 28, 2006, the Company completed a stock purchase agreement with PARC and its wholly-owned subsidiary, Outcoll Services, Inc. Under the terms of the agreement, the Company acquired 100% of the outstanding shares of PARC for $16.2 million. In addition, the Company entered into four non-compete agreements and two employment agreements with key individuals. From the date of acquisition, the results of operations from PARC have been included in the Company’s consolidated financial statements.

     The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed of PARC:

Assets acquired:
Cash	$1,568,688
Investments in purchased receivables	8,293,763
Non-compete agreements	1,400,000
Customer relationships and contracts	830,000
Trademark and trade name	1,980,000
Other assets	1,223,957
Goodwill	7,983,497
Liabilities assumed:
Bank and other secured debt	(4,413,380)
Other liabilities	(2,621,925)

Total purchase price including acquisition costs	16,244,600
Less: cash acquired	(1,568,688)

Total cash paid for capital stock, less cash acquired	$14,675,912

     The final allocation of the purchase price is pending the completion of the valuation study of the assets acquired that could change the preliminary purchase price allocation depending on the outcome.
     PARC, based in Deerfield Beach, FL, purchases and collects charged-off consumer healthcare debt. As a result of the acquisition, the Company expects to expand its business and increase its productivity in these fields.
5. Intangible Assets Related to PARC Acquisition
     The Company acquired certain tangible and intangible assets with the purchase of PARC on April 28, 2006. Intangible assets purchased included customer contracts and relationships, non-compete agreements, trademarks and goodwill. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is amortizing definititive lived intangible assets over five to seven years. In addition goodwill and trademarks are not amortized as they are considered to have an indefinite life. The Company reviews goodwill at least annually for impairment, in accordance with SFAS 142, and both of the indefinite and definitive lived intangible assets are reviewed at least annually for impairment, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
6. Share-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation,” using the modified prospective application. The adoption of SFAS 123(R) requires all stock-based compensation awards granted to employees to be recognized in the consolidated financial statements at fair value, similar to that prescribed under SFAS 123. Adoption of the SFAS 123(R) provisions did not have a material impact on our consolidated financial position, results of operations or cash flows.
     The Company adopted a stock incentive plan during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key employees, non-employee directors and consultants. The Company has reserved 3,700,000 shares of common stock, in addition to treasury shares, for issuance in conjunction with all options and other stock-based awards to be granted under the plan. The purpose of the plan is (1) to promote the best interests of the Company and its stockholders by encouraging employees and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (2) to enhance the ability of the Company to attract and retain qualified employees, consultants and non-employee directors. No participant may be granted stock based awards in any one fiscal year to purchase more than 500,000 shares of common stock in aggregate.
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

	Nine months	Twelve months
	ended September 30,	ended December 31,
Options issue year:	2006	2005
Expected volatility	46.00%	46.00%
Expected dividends	0.00%	0.00%
Expected term	5 Years	5 Years
Risk-free rate	4.55%-5.02%	3.82%-4.39%
   Stock Options
     As of September 30, 2006, the Company had options outstanding for 323,523 shares of its common stock under the 2004 stock incentive plan. These options have been granted to key employees and non-employee directors of the Company. Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant and have 10-year contractual terms. The options granted to key employees generally vest between one and five years from the grant date whereas the options granted to non-employee directors generally vest immediately. The fair values of the stock options are expensed on a straight-line basis over the vesting period. The related expense for the nine months ended September 30, 2006 includes $1,194,091 in administrative expenses for non-employee directors and $44,708 in salaries and benefits for employees. The related expense for the nine months ended September 30, 2005 includes $495,182 in administrative expenses for non-employee directors and $192,928 in salaries and benefits for employees. The total tax benefit recognized in the consolidated statements of income was $463,311 and $255,977 for the nine months ended September 30, 2006 and 2005, respectively. The following summarizes all stock option related transactions from January 1, 2006 through September 30, 2006:

			Weighted-Average
	Options	Weighted-Average	Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
January 1, 2006	251,049	$19.37
Granted	112,474	18.08
Exercised	(15,000)	18.89
Forfeited or expired	(25,000)	18.89

Outstanding at September 30, 2006	323,523	18.98	8.65	$83,468

Exercisable at September 30, 2006	271,023	$19.11	8.53	$58,668

     The weighted-average fair value of the options granted during the nine months ended September 30, 2006 and 2005 were $8.46 and $9.94, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $30,000. No options were exercised during 2005.
     As of September 30, 2006, there was $316,753 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted with stock options. That cost is expected to be recognized over a weighted-average period of 4.17 years.
     Cash received from options exercised during the nine months ended September 30, 2006 was $283,350 and the actual tax benefit realized for the tax deductions was $11,220 for the nine months ended September 30, 2006.
   Restricted Shares
     In April 2006, the Company agreed to grant 25,114 restricted shares as part of an employment agreement with PARC’s President. The value of the restricted shares are equal to the market price of the Company’s stock at the date of grant and contingently vest over approximately three years based upon certain performance goals.

     The fair value of the restricted shares is expensed on a straight-line basis over the vesting period and assumes that performance goals will be achieved. If such goals are not met, the compensation cost previously recognized will be reversed. The related expense for the nine months ended September 30, 2006 includes $74,947 in salaries and benefits. There were no restricted shares granted or outstanding during 2005.
     As of September 30, 2006, there was $449,684 of total unrecognized compensation cost related to nonvested share-based compensation arrangement granted with restricted shares. That cost is expected to be recognized over a period of 2.50 years. There were no restricted shares vested as of September 30, 2006.
7. Litigation Contingencies
     The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of September 30, 2006 and does not believe such exposure to be material.
8. Income Taxes
     The Company recorded an income tax provision of $21.3 million and $27.4 million for the nine months ended September 30, 2006 and 2005, respectively. The provision for income tax expense reflects an effective income tax rate of 37.3% and 37.7% for the nine months ended September 30, 2006 and 2005, respectively.
9. Purchase Concentrations
     For the three and nine months ended September 30, 2006, the Company invested 65.4% and 71.8%, respectively, of its purchased receivables from three sellers. For the three and nine months ended September 30, 2005, the Company invested 39.4% and 28.8%, respectively, of its purchased receivables from three sellers. The three sellers in 2006 were not the same entities as in 2005.

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
     On April 28, 2006, we entered into a stock purchase agreement with PARC and its wholly-owned subsidiary, Outcoll Services, Inc. Under the terms of the agreement, the Company acquired 100% of the outstanding shares of PARC for $16.2 million, including four non-compete agreements. Additionally, we have two employment agreements with key individuals.
     On June 22, 2006, we approved a stock repurchase program of up to 2.5 million shares, or approximately 6.7% of the total outstanding common stock. During the third quarter of 2006, we repurchased 1,307,985 shares for $19.8 million with an average purchase price of $15.15 per share.
     The growth rate of cash collections for the three month period ended September 30, 2006 slowed to a 3.5% increase over the prior year’s increase of 17.0%. The slow down of growth in cash collections is the result of relatively level purchasing volumes (at face) since 2002 and lower returns expected on many purchases made since 2004 due to an increasingly competitive purchasing environment over that time frame. We are committed to purchasing receivables when we believe we can achieve acceptable returns as opposed to purchasing receivables to maintain growth in cash collections and revenues.
     For the three months ended September 30, 2006, legal cash collections constituted 41.6% of total cash collections compared to 37.2% for the three months ended September 30, 2005. Legal collections continue to increase as a percentage of total collections. We believe this trend is a result of an increase in the volume of suits initiated over the last couple of years.
     The growth rate of cash collections for the nine months ended September 30, 2006 slowed to a 6.8% increase compared to the prior year’s increase of 22.0%. For the nine months ended September 30, 2006, cash collections were $259.9 million. Revenues for the first nine months of 2006 were $193.3 million, a 2.8% decrease from the prior year. Net income was $35.7 million for the first nine months of 2006, compared to a net income of $45.2 million for the same period in 2005. Net income for the first nine months of 2006 and 2005 included net impairment charges of $14.4 million and $7.0 million, respectively. The net impairment charges reduced purchased receivables revenue and the carrying value of the purchased receivables.
     For the nine months ended September 30, 2006, we invested $73.4 million in charged-off consumer receivable portfolios, with an aggregate face value of $2.0 billion, or 3.59% of face value (excluding the $8.3 million receivable portfolio acquired in the stock purchase of PARC). We have seen prices for charged-off accounts receivable portfolios increase to relatively high levels over the past 24 to 36 months. We cannot give any assurances about future prices either overall or within account or asset types. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.
     We regularly utilize unaffiliated third parties, primarily attorneys and other collection agencies, to collect certain account balances on our behalf. The percent of gross collections from such third parties has increased from 22.0% for the nine months ended September 30, 2005 to 24.0% for the nine months ended September 30, 2006. The increase is primarily due to increased legal activity in states where we are not located, as well as a slight increase in the use of third party collection agencies.

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

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues
Purchased receivable revenues	100.9%	99.8%	98.7%	99.8%	73.8%	81.8%	73.5%	81.5%
Gain (loss) on sales of purchased receivables	0.7	0.0	1.4	(0.0)	0.5	0.0	1.0	(0.0)
Other revenues	(1.6)	0.2	(0.1)	0.2	(1.2)	0.1	(0.1)	0.2

Total revenues	100.0	100.0	100.0	100.0	73.1	81.9	74.4	81.7

Expenses
Salaries and benefits	32.7	30.6	32.7	28.8	23.9	25.0	24.3	23.5
Collections expense	32.7	27.9	30.3	27.7	23.9	22.8	22.5	22.6
Occupancy	3.9	3.3	3.5	3.1	2.8	2.7	2.6	2.6
Administrative	1.3	2.9	3.1	2.7	1.0	2.4	2.4	2.3
Depreciation and amortization	1.9	1.3	1.6	1.3	1.4	1.1	1.2	1.0
Loss on disposal of equipment	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Total operating expenses	72.5	66.0	71.2	63.6	53.0	54.0	53.0	52.0

Income from operations	27.5	34.0	28.8	36.4	20.1	27.9	21.4	29.7
Other income (expense)
Interest income	1.0	0.7	0.9	0.3	0.7	0.5	0.7	0.3
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)	(0.1)	(0.2)	(0.2)	(0.2)
Other	0.3	0.0	(0.0)	(0.0)	0.2	0.0	(0.0)	(0.0)

Income before income taxes	28.6	34.5	29.5	36.5	20.9	28.2	21.9	29.8
Income taxes	10.5	13.1	11.0	13.8	7.7	10.7	8.2	11.2

Net Income	18.1%	21.4%	18.5%	22.7%	13.2%	17.5%	13.7%	18.6%

   Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005
   Revenue
     Total revenues were $59.2 million for the three months ended September 30, 2006, a decrease of $4.8 million, or 7.6%, from total revenues of $64.0 million for the three months ended September 30, 2005. Purchased receivable revenues were $59.7 million for the three months ended September 30, 2006, a decrease of $4.2 million, or 6.6%, from the three months ended September 30, 2005 amount of $63.9 million. Purchased receivable revenues reflect net impairments recognized during the three months ended September 30, 2006 and 2005 of $6.3 million and $4.6 million, respectively. The decrease in purchased receivable revenues was primarily due to an increase in net impairments on purchased receivables and by lower average internal rates of return expected from recent purchases. In addition, total revenue reflects a recognized gain on sale of purchased receivables during the three months ended September 30, 2006 of $0.4 million as a result of a pilot program. Furthermore, total revenue reflects an additional $1.3 million of estimated allowance and charge-offs related to a dealer finance contract portfolio purchased during the fourth quarter of 2005. Cash collections on charged-off consumer receivables increased 3.5% to $80.9 million for the three months ended September 30, 2006 from $78.2 million for the same period in 2005. Cash collections for the three months ended September 30, 2006 and 2005 include collections from fully amortized portfolios of $15.8 million and $14.0 million, respectively, of which 100% were reported as revenue.
     During the three months ended September 30, 2006, we acquired charged-off consumer receivable portfolios with an aggregate face value of $779.5 million at a cost of $27.6 million, or 3.54% of face value, net of buybacks. Included in these purchase totals were nine portfolios with an aggregate face value of $31.3 million at a cost of $0.8 million, or 2.64% of face value, which were acquired through three forward flow contracts. Revenues from our top three sellers for the quarter were $7.8 million and $3.8 million for the three months ended September 30, 2006 and 2005, respectively. During the three months ended September 30, 2005, we acquired charged-off consumer receivable portfolios with an aggregate face value of $1.1 billion at a cost of $27.2 million, or 2.49% of face value

(adjusted for buybacks through September 30, 2006). Included in these purchase totals were nine portfolios with an aggregate face value of $74.5 million at a cost of $2.7 million, or 3.65% of face value (adjusted for buybacks through September 30, 2006), which were acquired through three forward flow contracts. From period to period, we may buy charged-off receivables of varying age, type and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.
   Operating Expenses
     Total operating expenses were $42.9 million for the three months ended September 30, 2006, an increase of $0.7 million, or 1.7%, compared to total operating expenses of $42.2 million for the three months ended September 30, 2005. Total operating expenses were 72.5% of total revenues and 53.0% of cash collections for the three months ended September 30, 2006, compared with 66.0% and 54.0%, respectively, for the same period in 2005. The increase in operating expenses as a percent of total revenues was due to an increase in collections expenses, which was partially offset by decreases in salaries and benefits and administrative expenses.
     Salaries and Benefits. Salary and benefit expenses were $19.4 million for the three months ended September 30, 2006, a decrease of $0.2 million, or 1.1%, compared to salary and benefit expenses of $19.6 million for the three months ended September 30, 2005. Salary and benefit expenses were 32.7% of total revenue and 23.9% of cash collections for the three months ended September 30, 2006, compared with 30.6% and 25.0%, respectively, for the same period in 2005. Salary and benefit expenses decreased primarily as a result of a decrease in average overall employee headcount for the three months ended September 30, 2006 compared to the same period in 2005 as well as a result in a reduction in incentive compensation associated with the traditional cash collections.
     Collections Expense. Collections expense increased to $19.4 million for the three months ended September 30, 2006, reflecting an increase of $1.6 million, or 8.7%, over collections expense of $17.8 million for the three months ended September 30, 2005. Collections expense increased to 23.9% of cash collections for the three months ended September 30, 2006 from 22.8% of cash collections for the three months ended September 30, 2005. The increase was primarily due to an increase in legal expenses, which was partially offset by a reduction in information acquisition expenses. These increases in legal expenses were due to an increase in the number of accounts for which legal action has been initiated. The decrease in the information acquisition expenses was primarily due to changes in our strategy.
     Occupancy. Occupancy expense was $2.3 million for the three months ended September 30, 2006, an increase of $0.2 million, or 9.6%, over occupancy expense of $2.1 million for the three months ended September 30, 2005.
     Administrative. Administrative expenses decreased to $0.8 million for the three months ended September 30, 2006, from $1.9 million for the three months ended September 30, 2005, reflecting a $1.1 million, or 58.7%, decrease. During the three months ended December 2005, we made an accrual for potential property tax assessments. During the three months ended September 30, 2006, we determined that we would not be paying $1.0 million of accrued property taxes and therefore we reversed the expenses.
     Depreciation and Amortization. Depreciation and amortization expense was $1.1 million for the three months ended September 30, 2006, an increase of $0.3 million or 34.2% over depreciation and amortization expense of $0.8 million for the three months ended September 30, 2005. The increase is primarily related to depreciation for the capitalization of new telecommunications equipment purchased during 2006 as well as the amortization of intangible assets acquired as a result of the acquisition of PARC on April 28, 2006.
     Interest Income. Interest income was $0.6 million for the three months ended September 30, 2006, reflecting an increase of $0.2 million compared to $0.4 million for the three months ended September 30, 2005.
     Interest Expense. Interest expense was $0.1 million in each of the three months ended September 30, 2006 and 2005. Interest expense also includes the amortization of capitalized loan costs of $54,982 in the three month periods ended September 30, 2006 and 2005.
     Income Taxes. Income tax expense of $6.2 million reflected a federal tax rate of 34.6% and a state tax rate of 2.2% (net of federal tax benefit including utilization of state net operating losses) for the three months ended

September 30, 2006. For the three months ended September 30, 2005, income tax expense was $8.4 million and reflected a federal tax rate of 34.7% and state tax rate of 3.2% (net of federal tax benefit including utilization of state net operating losses). The 1.0% decrease in the state rate was due to changes in apportionment percentages as well as rate changes among the various states. Income tax expense decreased $2.2 million, or 25.8% from income tax expense of $8.4 million for the three months ended September 30, 2005. The decrease in income tax expense was due to a decrease in pre-tax financial statement income, which was $16.9 million for the three months ended September 30, 2006, compared to $22.1 million for the same period in 2005.
   Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005
   Revenue
     Total revenues were $193.3 million for the nine months ended September 30, 2006, a decrease of $5.6 million, or 2.8%, from total revenues of $198.9 million for the nine months ended September 30, 2005. Purchased receivable revenues were $190.9 million for the nine months ended September 30, 2006, a decrease of $7.6 million, or 3.8%, from the nine months ended September 30, 2005 amount of $198.5 million. Purchased receivable revenues reflect net impairments recognized during the nine months ended September 30, 2006 and 2005 of $14.4 million and $7.0 million, respectively. The decrease in purchased receivable revenues was primarily due to an increase in net impairments on purchased receivables and lower average internal rates of return expected from recent purchases. In addition, total revenue reflects a recognized gain on sale of purchased receivables during the nine months ended September 30, 2006 of $2.7 million. Furthermore, total revenue reflects an additional $1.4 million of estimated allowance and charge-offs related to a dealer finance contract portfolio purchased during the fourth quarter 2005. Cash collections on charged-off consumer receivables increased 6.8% to $259.9 million for the nine months ended September 30, 2006 from $243.4 million for the same period in 2005. Cash collections for the nine months ended September 30, 2006 and 2005 include collections from fully amortized portfolios of $49.7 million and $41.1 million, respectively, of which 100% were reported as revenue.
     During the nine months ended September 30, 2006, we acquired charged-off consumer receivable portfolios with an aggregate face value of $2.0 billion at a cost of $73.4 million, or 3.59% of face value, net of buybacks. Included in these purchase totals were 17 portfolios with an aggregate face value of $66.4 million at a cost of $1.8 million, or 2.72% of face value, which were acquired through three forward flow contracts. Revenues from our top three sellers for the first nine months were $20.5 million and $21.7 million for the nine months ended September 30, 2006 and 2005, respectively. Additionally, the Company acquired portfolios from the acquisition of PARC on April 28, 2006 that were preliminarily allocated a purchase price value of $8.3 million. During the nine months ended September 30, 2005, we acquired charged-off consumer receivable portfolios with an aggregate face value of $3.2 billion at a cost of $75.7 million, or 2.34% of face value (adjusted for buybacks through September 30, 2006). Included in these purchase totals were 28 portfolios with an aggregate face value of $240.5 million at a cost of $8.8 million, or 3.64% of face value (adjusted for buybacks through September 30, 2006), which were acquired through four forward flow contracts. From period to period we may buy charged-off receivables of varying age, type and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.
   Operating Expenses
     Total operating expenses were $137.7 million for the nine months ended September 30, 2006, an increase of $11.1 million, or 8.8%, compared to total operating expenses of $126.6 million for the nine months ended September 30, 2005. Total operating expenses were 71.2% of total revenues and 53.0% of cash collections for the nine months ended September 30, 2006, compared with 63.6% and 52.0%, respectively, for the same period in 2005. The increase in operating expenses as a percent of total revenues and cash collections was due to increases in salaries and benefits and to a lesser extent collections and administrative expenses.
     Salaries and Benefits. Salary and benefit expenses were $63.2 million for the nine months ended September 30, 2006, an increase of $6.0 million, or 10.6%, compared to salary and benefit expenses of $57.2 million for the nine months ended September 30, 2005. Salary and benefit expenses were 32.7% of total revenue and 24.3% of cash collections for the nine months ended September 30, 2006, compared with 28.8% and 23.5%, respectively, for the same period in 2005. Salaries and benefit expenses increased as a percentage of revenue due to higher legal salaries expense related to the number of accounts for which legal cash collections were received. In addition, the Company made necessary employee additions to strengthen accounting and finance, information technology, marketing and human resources departments and experienced higher expenses due to the acquisition of PARC on April 28, 2006.
     Collections Expense. Collections expense increased to $58.6 million for the nine months ended September 30, 2006, reflecting an increase of $3.5 million, or 6.3%, over collections expense of $55.1 million for the nine months ended September 30, 2005. The increase was primarily due to an increase in legal expenses, which was partially offset by a reduction in collection letters expense and information acquisition expenses. The increase in legal expense was due to an increase in the number of accounts for which legal action has been initiated as well as an increase in legal forwarding fees due to higher legal activity outsourced to third-party law firms collecting on our behalf on a contingent fee basis. Collections expense decreased to 22.5% of cash collections for the nine months ended September 30, 2006 from 22.6% of cash collections for the nine months ended September 30, 2005.
     Occupancy. Occupancy expense was $6.7 million for the nine months ended September 30, 2006, an increase of $0.5 million, or 7.8%, over occupancy expense of $6.2 million for the nine months ended September 30, 2005.
     Administrative. Administrative expenses increased to $6.1 million for the nine months ended September 30, 2006, from $5.5 million for the nine months ended September 30, 2005, reflecting a $0.6 million, or 11.1%, increase. The increase in administrative expenses was principally a result of the additional contract labor and consultants required for testing the internal controls for compliance with Section 404 of Sarbanes-Oxley and reduced vesting period for the non-employee directors annual stock option awards. During the three months ended September 30, 2006, we determined that we would not be paying $1.0 million of accrued property taxes and therefore we reversed the expenses. In addition, administrative expenses during the nine months ended September 30, 2005 included secondary offering costs of $0.5 million.
     Depreciation and Amortization. Depreciation and amortization expense was $3.1 million for the nine months ended September 30, 2006, an increase of $0.6 million or 21.6% over depreciation and amortization expense of $2.5 million for the nine months ended September 30, 2005. The increase is primarily related to depreciation for the capitalization of new telecommunications equipment purchased during 2006 as well as the amortization of intangible assets acquired as a result of the acquisition of PARC on April 28, 2006.
     Interest Income. Interest income was $1.8 million for the nine months ended September 30, 2006, reflecting an increase of $1.1 million compared to $0.7 million for the nine months ended September 30, 2005. The increase was due primarily to interest received related to our increased interest rates for the nine months ended September 30, 2006 compared to the prior year as well as the increased average cash and investment position during the nine months ended September 30, 2006 versus 2005.
     Interest Expense. Interest expense was $0.5 million for the nine months ended September 30, 2006, reflecting an increase of $0.1 million, or 14.6%, compared to interest expense of $0.4 million for the nine months ended September 30, 2005. Interest expense also includes the amortization of capitalized loan costs of $0.2 million in the nine month periods ended September 30, 2006 and 2005.
     Income Taxes. Income tax expense of $21.3 million reflects a federal tax rate of 34.9% and a state tax rate of 2.4% (net of federal tax benefit including utilization of state net operating losses) for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, income tax expense was $27.4 million and reflected a federal tax rate of 34.9% and state tax rate of 2.8% (net of federal tax benefit including utilization of state net operating losses). The 0.4% decrease in the state rate was due to changes in apportionment percentages as well as rate changes among the various states. Income tax expense decreased $6.1 million, or 22.3% from income tax expense of $27.4 million for the nine months ended September 30, 2005. The decrease in income tax expense was due to a decrease in pre-tax financial statement income, which was $57.0 million for the nine months ended September 30, 2006, compared to $72.5 million for the same period in 2005.

Supplemental Performance Data
   Portfolio Performance
     The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since 1995 through September 30, 2006.

						Total Estimated
			Cash Collections	Estimated	Total	Collections as a
	Number of	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Portfolios	Price (1)	Sales (2)	Collections(3)	Collections	Purchase Price (2)
			(dollars in thousands)
1995	53	$1,518	$8,003	$—	$8,003	527%
1996	46	3,844	17,596	19	17,615	458
1997	45	4,345	29,082	615	29,697	683
1998	61	16,411	80,505	4,591	85,096	519
1999	51	12,925	59,026	6,433	65,459	506
2000	49	20,593	115,360	20,420	135,780	659
2001	62	43,127	229,413	58,363	287,776	667
2002	94	72,262	276,561	123,044	399,605	553
2003	76	87,160	287,704	226,937	514,641	590
2004	106	86,686	140,810	230,334	371,144	428
2005	104	100,885	70,008	230,562	300,570	298
2006 (4, 5)	123	81,688	18,768	237,994	256,762	314

Total	870	$531,444	$1,332,836	$1,139,312	$2,472,148	465%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales, which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios, which occurred at the time of purchase.

(3)	Estimated remaining collections are based on historical cash collections. Please refer to Forward-Looking Statements on page 15 and Critical Accounting policies on page 27 for further information regarding these estimates.

(4)	Includes only nine months of activity through September 30, 2006.

(5)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were preliminarily allocated a purchase price value of $8.3 million.
     The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of September 30, 2006.

			Unamortized	Unamortized
	Unamortized		Balance as a	Balance as a
	Balance as of	Purchase	Percentage of	Percentage of
Purchase Period	September 30, 2006	Price (1)	Purchase Price	Total
		(dollars in thousands)
2000	$33	$20,593	0.2%	0.0%
2001	796	43,127	1.8	0.3
2002	15,377	72,262	21.3	5.9
2003	32,506	87,160	37.3	12.5
2004	53,563	86,686	61.8	20.7
2005	81,692	100,885	81.0	31.5
2006 (2)	75,458	85,576	88.2	29.1

Total	$259,425	$496,289	52.3%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	Includes only nine months of activity through September 30, 2006.

   Account Representative Productivity and Turnover
     We measure traditional call center account representative productivity by two major categories, those with less than one year of experience and those with one or more years of experience. The following tables display our results:
Account Representatives by Experience (1)

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
Number of account representatives:	2006	2005	2006	2005	2005	2004
One year or more (2)	570	509	568	510	510	471
Less than one year (3)	366	558	437	530	540	437

Total account representatives	936	1,067	1,005	1,040	1,050	908

(1)	This excludes Full Time Equivalent (“FTE”) account representatives from PARC from the date of acquisition through September 30, 2006.

(2)	Based on number of average traditional call center FTE account representatives with one or more years of service.

(3)	Based on number of average traditional call center FTE account representatives with less than one year of service, including new employees in training.
Collection Averages by Experience (1)

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
Collection averages:	2006	2005	2006	2005	2005	2004
One year or more (2)	$44,576	$46,519	$146,452	$154,073	$199,734	$195,426
Less than one year (3)	27,988	27,264	92,202	92,589	117,859	139,891
Overall average	38,082	36,453	122,854	122,713	157,661	168,708

(1)	This excludes collections and FTE account representatives from PARC from the date of acquisition through September 30, 2006.

(2)	Based on number of traditional call center FTE account representatives with one or more years of service.

(3)	Based on number of traditional call center FTE account representatives with less than one year of service, including employees in training.
     We believe that there is an adverse relationship between account representative productivity and account representative turnover. Collection averages tend to increase for account representatives as they gain experience. The following table provides annualized account representative turnover data for traditional collections for the three and nine months ended September 30, 2006 and 2005 as well as for the years ended December 31, 2005 and 2004:
Turnover by Experience (1)

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
Account representatives turnover:	2006	2005	2006	2005	2005	2004
One year or more (2)	50.6%	48.8%	44.8%	45.1%	39.3%	38.4%
Less than one year (3)	112.5	146.0	105.0	126.5	117.8	103.3
Overall turnover	73.8	97.9	70.0	85.7	78.8	69.0

(1)	This excludes FTE account representatives from PARC from the date of acquisition through September 30, 2006.

(2)	Based on number of traditional call center FTE account representatives with one or more years of service.

(3)	Based on number of traditional call center FTE account representatives with less than one year of service, including new employees in training.

   Cash Collections
     The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.
Historical Collections (1)

													Nine Months
													Ended
Purchase	Purchase	Year Ended December 31,											September 30,
Period	Price(3)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
(dollars in thousands)
Pre-1995		$4,303	$3,218	$2,290	$1,481	$1,106	$912	$695	$478	$511	$369	$375	$214
1995	1,518	388	1,566	1,659	1,118	786	708	472	343	278	227	212	129
1996	3,844	—	827	3,764	3,085	2,601	2,098	1,440	1,041	816	687	683	400
1997	4,345	—	—	1,682	4,919	5,573	5,017	3,563	2,681	1,785	1,526	1,342	885
1998	16,411	—	—	—	4,835	15,220	15,045	12,962	11,021	7,987	5,582	4,653	2,621
1999	12,925	—	—	—	—	3,761	11,331	10,862	9,750	8,278	6,675	5,022	3,099
2000	20,593	—	—	—	—	—	8,895	23,444	22,559	20,318	17,196	14,062	8,409
2001	43,127	—	—	—	—	—	—	17,630	50,327	50,967	45,713	39,865	23,838
2002	72,262	—	—	—	—	—	—	—	22,340	70,813	72,024	67,649	43,238
2003	87,160	—	—	—	—	—	—	—	—	36,067	94,564	94,234	62,673
2004	86,686	—	—	—	—	—	—	—	—	—	23,365	68,354	49,091
2005	100,885	—	—	—	—	—	—	—	—	—	—	23,459	46,549
2006 (2)	81,688	—	—	—	—	—	—	—	—	—	—	—	18,769

Total		$4,691	$5,611	$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$259,915

Cumulative Collections (1)

													Total
													Through
Purchase	Purchase	Total Through December 31,											September 30,
Period	Price(3)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
(dollars in thousands)
1995	$1,518	$388	$1,954	$3,613	$4,731	$5,517	$6,225	$6,697	$7,040	$7,318	$7,545	$7,757	$7,886
1996	3,844	—	827	4,591	7,676	10,277	12,375	13,815	14,856	15,672	16,359	17,042	17,442
1997	4,345	—	—	1,682	6,601	12,174	17,191	20,754	23,435	25,220	26,746	28,088	28,973
1998	16,411	—	—	—	4,835	20,055	35,100	48,062	59,083	67,070	72,652	77,305	79,926
1999	12,925	—	—	—	—	3,761	15,092	25,954	35,704	43,982	50,657	55,679	58,778
2000	20,593	—	—	—	—	—	8,895	32,339	54,898	75,216	92,412	106,474	114,883
2001	43,127	—	—	—	—	—	—	17,630	67,957	118,924	164,637	204,502	228,340
2002	72,262	—	—	—	—	—	—	—	22,340	93,153	165,177	232,826	276,064
2003	87,160	—	—	—	—	—	—	—	—	36,067	130,631	224,865	287,538
2004	86,686	—	—	—	—	—	—	—	—	—	23,365	91,719	140,810
2005	100,885	—	—	—	—	—	—	—	—	—	—	23,459	70,008
2006 (2)	81,688	—	—	—	—	—	—	—	—	—	—	—	18,769
Cumulative Collections as Percentage of Purchase Price (1)

													Total
													Through
Purchase	Purchase	Total Through December 31,											September 30,
Period	Price(3)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
1995	$1,518	26%	129%	238%	312%	363%	410%	441%	464%	482%	497%	511%	519%
1996	3,844	—	22	119	200	267	322	359	386	408	426	443	454
1997	4,345	—	—	39	152	280	396	478	539	580	616	646	667
1998	16,411	—	—	—	29	122	214	293	360	409	443	471	487
1999	12,925	—	—	—	—	29	117	201	276	340	392	431	455
2000	20,593	—	—	—	—	—	43	157	267	365	449	517	558
2001	43,127	—	—	—	—	—	—	41	158	276	382	474	529
2002	72,262	—	—	—	—	—	—	—	31	129	229	322	382
2003	87,160	—	—	—	—	—	—	—	—	41	150	258	330
2004	86,686	—	—	—	—	—	—	—	—	—	27	106	162
2005	100,885	—	—	—	—	—	—	—	—	—	—	23	69
2006 (2)	81,688	—	—	—	—	—	—	—	—	—	—	—	23

(1)	Does not include proceeds from sales of any receivables.

(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.

(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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
     Below is a chart that illustrates our quarterly collections for 2002 through September 30, 2006.
Quarterly Cash Collections
Cash Collections

Quarter	2002	2003	2004	2005	2006
First	$27,297,721	$44,017,730	$65,196,055	$80,397,640	$89,389,858
Second	30,475,078	51,190,533	67,566,031	84,862,856	89,609,982
Third	29,337,914	48,622,829	66,825,822	78,159,364	80,914,791
Fourth	33,429,419	53,988,333	68,339,797	76,490,350	—

Total cash collections	$120,540,132	$197,819,425	$267,927,705	$319,910,210	$259,914,631

     Below is a table that illustrates the percentages by source of our total collections:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Traditional collections	46.0%	49.7%	48.4%	52.5%
Legal collections	41.6	37.2	39.2	35.3
Other collections	12.4	13.1	12.4	12.2

Total cash collections	100.0%	100.0%	100.0%	100.0%

     Legal collections continue to increase as a percentage of total collections as traditional call center collections decline. We believe this trend is a result of an increase in the volume of suits initiated over the last couple of years. Additionally, growth in traditional call center collections has slowed significantly while legal collections have continued to grow, albeit at a slower pace in 2006 than in 2005 or 2004.

     The following chart categorizes our purchased receivables portfolios acquired during January 1, 1995 through September 30, 2006 and into major asset types, as of September 30, 2006:

	Face Value of
	Charged-off		No. of
Asset Type	Receivables (2)(3)%		Accounts (3)%
	(in thousands)
Visa®/MasterCard®/Discover®	$11,328,691	45.8%	4,817	19.9%
Private Label Credit Cards	3,393,477	13.7	4,878	20.2
Telecommunications/Utility/Gas	2,218,729	9.0	5,447	22.5
Health Club	1,435,375	5.8	1,454	6.0
Auto Deficiency	1,387,245	5.6	248	1.0
Wireless Telecommunications	721,770	2.9	1,731	7.2
Installment Loans	634,989	2.6	213	0.9
Other (1)	3,604,729	14.6	5,403	22.3

Total	$24,725,005	100.0%	24,191	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

(3)	This excludes the face value of charged-off receivables and the number of accounts acquired through PARC either from the acquisition of PARC on April 28, 2006 or from the purchases by PARC from the date of acquisition through September 30, 2006.
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
     The following chart categorizes our purchased receivable portfolios acquired during January 1, 1995 through September 30, 2006 into major account types as of September 30, 2006:

	Face Value of
	Charged-off		No. of
Account Type	Receivables (2)(3)%		Accounts (3)%
	(in thousands)
Fresh	$1,362,504	5.5%	776	3.2%
Primary	3,942,894	16.0	3,096	12.8
Secondary	4,326,443	17.5	4,806	19.9
Tertiary (1)	13,557,323	54.8	14,657	60.6
Other	1,535,841	6.2	856	3.5

Total	$24,725,005	100.0%	24,191	100.0%

(1)	This includes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

(3)	This excludes the face value of charged-off receivables and the number of accounts acquired through PARC either from the acquisition of PARC on April 28, 2006 or from the purchases by PARC from the date of acquisition through September 30, 2006.
     We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivable portfolios acquired during January 1, 1995 through September 30, 2006 based on geographic location of debtor, as of September 30, 2006:

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables (3)(4)%		Accounts (4)%
	(in thousands)
Texas (1)	$3,420,442	13.8%	2,905	12.0%
California	2,822,172	11.4	3,002	12.4
Florida (1)	2,518,334	10.2	1,689	7.0
Michigan (1)	1,889,597	7.6	2,330	9.6
New York	1,507,416	6.1	1,231	5.1
Ohio (1)	1,301,578	5.3	1,486	6.1
Illinois (1)	1,091,279	4.4	1,374	5.7
Pennsylvania	754,720	3.1	633	2.6
North Carolina	723,085	2.9	561	2.3
Georgia	635,241	2.6	548	2.3
Other (2)	8,061,141	32.6	8,432	34.9

Total	$24,725,005	100.0%	24,191	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

(4)	This excludes the face value of charged-off receivables and the number of accounts acquired through PARC either from the acquisition of PARC on April 28, 2006 or from the purchases by PARC from the date of acquisition through September 30, 2006.
Liquidity and Capital Resources
     Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth. However, during the third quarter of 2006, we repurchased 1,307,985 shares for $19.8 million. In addition, during the second quarter of 2006, we acquired 100% of the outstanding shares of PARC for $16.2 million.
     Stock Repurchase Program
     During June 2006, we approved a stock repurchase program of up to 2.5 million shares, or approximately 6.7% of the total outstanding common stock. During the third quarter of 2006, we repurchased 1,307,985 shares for $19.8 million with an average purchase price of $15.15 per share. Of the total shares repurchased, 95,902 of the shares repurchased for $1.5 million in September 2006 did not settle until October 2006 and will be reported as an investing cash outflow in the fourth quarter of 2006.

     Borrowings
     We maintain a $100.0 million line of credit (the “Credit Agreement”) secured by a first priority lien on all of our assets. The Credit Agreement expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into 30, 60 or 90-day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our line of credit includes an accordion loan feature that allows us to request a $20.0 million increase in the credit facility. The line of credit has certain covenants and restrictions that we must comply with, which, as of September 30, 2006, we believe we were in compliance with, including:
•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes;

•	leverage ratio (as defined in the Credit Agreement) cannot exceed 1.5 to 1.0;

•	debt to total capitalization ratio (as defined in the Credit Agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004 which required a balance of $194.8 million as of September 30, 2006.
     There was no outstanding balance on our line of credit at September 30, 2006.
In accordance with the Credit Agreement, we obtained approval from the lender prior to the PARC acquisition.
     Cash Flows
     The majority of our purchases have been funded with internal cash flow. For the nine months ended September 30, 2006, we invested $71.6 million in purchased receivables, net of buybacks with no borrowings against our line of credit. Our cash balance has decreased from $50.5 million at December 31, 2005 to $32.7 million as of September 30, 2006.
     Our operating activities provided cash of $53.9 million and $74.2 million for the nine months ended September 30, 2006 and 2005, respectively. Cash provided by operating activities for the nine months ended September 30, 2006 and 2005 was generated primarily from net income earned through cash collections.
     Investing activities used cash of $47.4 million and $36.0 million for the nine months ended September 30, 2006 and 2005, respectively. Cash used for investing purposes in the nine months ended September 30, 2006 and 2005 was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal, as well as purchases of property and equipment. In 2006, we incurred a cash payment of $14.7 million for the acquisition of PARC and used cash to purchase investments of $14.9 million.
     Financing activities used cash of $24.4 million and $0.1 million for the nine months ended September 30, 2006 and 2005, respectively. Cash used by financing activities for the first nine months of 2006 was primarily due to the $19.8 million repurchase of 1,307,985 shares in accordance with the stock repurchase program as well as the $4.4 million repayment of PARC’s loan balances on the date of acquisition. Cash used by financing activities in the first nine months of 2005 was due to repayments on capital lease obligations.
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

Future Contractual Cash Obligations
     The following table summarizes our future contractual cash obligations as of September 30, 2006:

	Year Ending December 31,
	2006	2007	2008(2)	2009	2010	Thereafter
Capital lease obligations	$27,638	$63,802	$18,634	$—	$—	$—
Operating lease obligations	1,665,431	6,609,432	5,665,026	4,834,186	3,946,520	18,103,876
Purchased receivables (1)	—	—	—	—	—	—
Line of credit (2)	—	—	—	—	—	—
Employment agreements	203,750	315,000	315,000	105,000	—	—

Total	$1,896,819	$6,988,234	$5,998,660	$4,939,186	$3,946,520	$18,103,876

(1)	During the nine months ended September 30, 2006, we renewed one forward flow contract and acquired two on-going forward flow contracts that commit us to purchase receivables for a fixed percentage of the face amount of the receivables. The one renewed forward flow contract expires in November 2006 and has estimated monthly purchases of approximately $200,000, depending upon circumstances and the other two on-going forward flow contracts call for monthly purchases of approximately $14,600 over the next twelve months.

(2)	To the extent that a balance is outstanding on our line of credit, it would be due in May 2008. There was no outstanding balance on our line of credit as of September 30, 2006.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk relates to the interest rate risk with our variable line of credit. There were no borrowings on the variable line of credit for the nine months ended September 30, 2006. The average borrowings on the variable line of credit were $0.2 million for the nine months ended September 30, 2005. Assuming a 200 basis point increase in interest rates on our variable rate debt, interest expense would have increased approximately $3,000 for the nine months ended September 30, 2005. The estimated increase in interest expense is based on the portion of our variable interest debt. Interest rate fluctuations do not have a material impact on interest income from cash equivalents or available-for-sale investments.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. We have made material changes in our internal controls during the third quarter of 2006 as a result of implementing a new general ledger application as of September 1, 2006. Except as previously described, there were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. As of October 26, 2006, we are named in one class action lawsuit in which an underlying class has been certified. Additionally, as of October 26, 2006, we were named in other class action lawsuits in which the underlying classes have not been certified. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.
     We are not a party to any material legal proceedings. However, we expect to continue to initiate collection lawsuits as a part of the ordinary course of our business (resulting occasionally in countersuits against us) and we may, from time to time, become a party to various other legal proceedings arising in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about the Company’s common stock repurchases during the third quarter of 2006.

		Average	Total Number of	Maximum Number of
	Total Number	Price	Shares Purchased as Part	Shares that May Yet
	of Shares	Paid per	of Publicly Announced	Be Purchased Under
Period	Purchased	Share	Plans or Programs	the Plans or Programs
July	—	$—	—	2,500,000
August	551,631	$15.38	551,631	1,948,369
September	756,354	$14.98	756,354	1,192,015

Total	1,307,985	$15.15	1,307,985

Item 6. Exhibits

Exhibit
Number	Description
10.1*	Joinder Agreement, Dated August 14, 2006 by and among Asset Acceptance, LLC, Consumer Credit, LLC, Rx Acquisitions, LLC, Premium Asset Recovery Corporation and JPMorgan Chase Bank, N.A.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSET ACCEPTANCE CAPITAL CORP.
Date: November 3, 2006	By:	/s/ Nathaniel F. Bradley IV
Nathaniel F. Bradley IV
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2006	By:	/s/ Mark A. Redman
Mark A. Redman
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
10.1*	Joinder Agreement, Dated August 14, 2006 by and among Asset Acceptance, LLC, Consumer Credit, LLC, Rx Acquisitions, LLC, Premium Asset Recovery Corporation and JPMorgan Chase Bank, N.A.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith