Form 10-K
period 2006-12-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2007-03-05
CIK 1264707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number 000-50552

Asset Acceptance Capital Corp.
(Exact name of registrant as specified in its charter)

Delaware	80-0076779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28405 Van Dyke Avenue
Warren, Michigan 48093
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(586) 939-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2006 (based on the June 30, 2006 closing sales price of $19.80 of the Registrant’s Common Stock, as reported on The NASDAQ Stock Market LLC on such date) was $293,344,187.

Number of shares outstanding of the Registrant’s Common Stock at February 15, 2007:

34,698,625 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2007 Annual Meeting of Stockholders to be held on May 22, 2007 are incorporated by reference into Part III of this Report.

ASSET ACCEPTANCE CAPITAL CORP.

Annual Report on Form 10-K

Annual Report on Form 10-K

This Form 10-K and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I

Item 1.	Business

General

We have been purchasing and collecting defaulted or charged-off accounts receivable portfolios from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, healthcare providers, retail merchants, telecommunications and utility providers. Since these receivables are delinquent or past due, we are able to purchase them at a substantial discount. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits. From January 1, 1997 through December 31, 2006, we have purchased 740 consumer debt portfolios, with an original charged-off face value of $27.0 billion for an aggregate purchase price of $579.4 million, or 2.14% of face value, net of buybacks.

When considering whether to purchase a portfolio, we conduct a quantitative and qualitative analysis of the portfolio to appropriately price the debt and determine whether the portfolio will yield collections consistent with our goals. This analysis includes the use of our pricing and collection probability model and draws upon our extensive experience in the industry. We have developed experience across a wide range of asset types at various stages of delinquency, having made purchases across more than 20 different asset types from over 150 different debt sellers since 2000. We selectively deploy our capital in the primary, secondary and tertiary markets where typically between one and three collection agencies have already attempted to collect on the accounts included in the portfolios we acquired. We believe we are well positioned to acquire charged-off accounts receivable portfolios as a result of our long-standing history in the industry, relationships with debt sellers, consistency of performance and attention to post-sale service.

Unlike some third party collection agencies that typically attempt to collect the debt only for a period of three to six months, we generally take a long-term approach, in excess of five years, to the collection effort as we are the owners of the debt. We apply an approach that encourages cooperation with the debtors to make a lump sum settlement payment in full or to formulate a repayment plan. For those debtors who we believe have the ability to repay the debt but who are unwilling to do so, we will proceed with legal remedies to obtain our collections. Through our strategy of holding the debt for the long-term, we have established a methodology of converting debtors into paying customers. In addition, our approach allows us to invest in various collection management and analysis tools that may be too costly for short-term oriented collection agencies, as well as to pursue legal collection strategies as appropriate. In many cases, we continue to receive collections on individual portfolios for ten years from the date of purchase.

History and Reorganization

Initial Operations — Pre-September 2002

Lee Acceptance Company was formed in 1962 for the purpose of purchasing and collecting charged-off consumer receivables. The business of purchasing and collecting charged-off consumer receivables was conducted through several successor companies. Set forth below is a diagram depicting our predecessor corporations in operation for the periods of January 2000 through September 30, 2002, their dates of formation and their ownership:

September 2002 — Recapitalization

In September 2002, Asset Acceptance Holdings, LLC, a Delaware limited liability company, was formed for the purpose of consummating an equity recapitalization, with Consumer Credit Corp. and AAC Holding Corp. (which was renamed RBR Holding Corp. in October 2002), as the initial equity members of Asset Acceptance Holdings, LLC. Effective September 30, 2002, AAC Investors, Inc., then an affiliate of Quad-C Management, Inc., a private equity firm based in Charlottesville, Virginia, acquired a 60% equity interest in Asset Acceptance Holdings, LLC from RBR Holding Corp. and Consumer Credit Corp. which collectively retained a 40% equity interest. In connection with this recapitalization, RBR Holding Corp. and Consumer Credit Corp. received 39% and 1%, respectively, of the equity membership interests of Asset Acceptance Holdings, LLC and $45,550,000 and $250,000, respectively, in cash. The majority of the cash proceeds were subsequently distributed to the owners of RBR Holding Corp. and Consumer Credit Corp. Through this recapitalization, the businesses of Asset Acceptance Corp., Financial Credit Corp., CFC Financial Corp., Consumer Credit Corp. and the portfolio assets of Lee Acceptance Corp. were contributed to the subsidiaries of Asset Acceptance Holdings, LLC. After September 30, 2002, the business of purchasing and collecting portfolios of charged-off consumer receivables previously conducted by AAC Holding Corp. and its subsidiaries and the business of financing sales of consumer product retailers previously conducted by Consumer Credit Corp. were affected through this newly formed company and its subsidiaries. Consumer Credit Corp. was merged into RBR Holding Corp. in January 2003.

Set forth below is a diagram depicting our successor entities in operation for the period from September 30, 2002, up to the effective date of the Reorganization (as defined below), their dates of formation and their ownership:

(1)	Consumer Credit Corp. contributed its ownership interest in Consumer Credit, LLC to Asset Acceptance Holdings, LLC effective September 30, 2002, in exchange for 1% of the equity interest in Asset Acceptance Holdings, LLC, plus $250,000. Effective January 2003, Consumer Credit Corp. merged with and into RBR Holding Corp., with RBR Holding Corp. as the surviving entity acquiring, by operation of law, Consumer Credit Corp.’s 1% equity interest in Asset Acceptance Holdings, LLC.

(2)	Asset Acceptance Corp. merged with and into Asset Acceptance, LLC effective September 30, 2002, with Asset Acceptance, LLC as the surviving entity. In addition, effective as of September 30, 2002, Asset Acceptance, LLC purchased the charged-off receivables owned by Lee Acceptance Corp.

(3)	Financial Credit Corp. merged with and into Financial Credit, LLC effective September 30, 2002, with Financial Credit, LLC as the surviving entity.

(4)	CFC Financial Corp. merged with and into CFC Financial, LLC effective September 30, 2002, with CFC Financial, LLC as the surviving entity.

(5)	Med-Fi Acceptance, LLC, which changed its name to Rx Acquisitions, LLC on June 4, 2004, was formed as a wholly-owned subsidiary of Asset Acceptance Holdings, LLC on April 4, 2003 for the purpose of purchasing and collecting portfolios of charged-off consumer receivables in the healthcare industry.

Reorganization

On February 4, 2004, immediately prior to the commencement of our initial public offering, all of the shares of capital stock of AAC Investors, Inc. and RBR Holding Corp., which held 60% and 40%, respectively, of the equity membership interests in Asset Acceptance Holdings, LLC, were contributed to Asset Acceptance Capital Corp. in exchange for shares of common stock of Asset Acceptance Capital Corp. The total number of shares issued to the stockholders of AAC Investors, Inc. and RBR Holding Corp. in such exchange was 28,448,449 with 16,004,017 shares and 12,444,432 shares issued to the stockholders of AAC Investors, Inc. and the stockholders of RBR Holding Corp., respectively. As a result of this reorganization, Asset Acceptance Holdings, LLC and its subsidiaries became indirect wholly-owned subsidiaries of Asset Acceptance Capital Corp. The foregoing is referred to herein as the “Reorganization”.

Set forth below is a diagram depicting our successor entities as of the effective date of the Reorganization, their dates of formation and their ownership:

(FLOW CHART)

Upon the consummation of our February 2004 initial public offering, our then-current officers, directors and principal stockholders, together with their affiliates, beneficially owned approximately 75.8% of our issued and outstanding common stock.

Subsidiary Merger

On December 31, 2004, Financial Credit, LLC and CFC Financial, LLC were merged with and into Asset Acceptance, LLC, with the result that, by operation of law, all assets of Financial Credit, LLC and CFC Financial, LLC were vested in Asset Acceptance, LLC and all obligations of Financial Credit, LLC and CFC Financial, LLC were assumed by Asset Acceptance, LLC. Subsequent to the merger, all ownership interests in Asset Acceptance, LLC continue to be owned by Asset Acceptance Holdings, LLC.

Current Structure; Acquisition

On April 28, 2006, Asset Acceptance Holdings, LLC completed a stock purchase transaction of Premium Asset Recovery Corporation (“PARC”) and its wholly-owned subsidiary, Outcoll Services, Inc. Under the terms of the agreement, Asset Acceptance Holdings, LLC acquired 100% of the outstanding shares of PARC.

Currently, Asset Acceptance, LLC purchases and holds portfolios in all asset types except for healthcare. Rx Acquisitions, LLC and PARC purchase and collect on portfolios solely in healthcare.

Set forth below is a diagram depicting our current structure:

As used in this Annual Report, all references to us mean:

•	after the Reorganization, Asset Acceptance Capital Corp., a Delaware corporation (referred to in our financial statements as the “Company”);

•	from October 1, 2002 to the Reorganization, AAC Investors, Inc., including its subsidiary, Asset Acceptance Holdings, LLC (referred to collectively in our financial statements as the “Company”); and

•	from January 1, 2000 through September 30, 2002, our predecessors, RBR Holding Corp., Consumer Credit Corp. and Lee Acceptance Corp. (referred to collectively in our financial statements as the “predecessor”).

Purchasing

Typically, we purchase our portfolios in response to a request to bid received via e-mail or telephonically. In addition to these requests, we have developed a marketing and acquisitions team that contacts and cultivates relationships with known and prospective sellers of portfolios in our core markets and in new markets for asset types. We have purchased portfolios from over 150 different debt sellers since 2000, including many of the largest consumer lenders in the United States. Although 10% or more of the funds invested in our purchases in a year may be paid to a single debt seller, historically, we have not purchased more than 10% from the same debt seller in consecutive years. While we have no policy limiting purchases from a single debt seller, we purchase from a diverse set of debt sellers and our purchasing decisions are based upon constantly changing economic and competitive environments as opposed to long-term relationships with particular debt sellers. During 2006, we maintained and entered into forward flow contracts that commit a debt seller to sell a steady flow of charged-off receivables to us and commit us to purchase receivables for a fixed percentage of the face value. We have entered into such contracts in the past and may do so in the future depending on market conditions.

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

Each potential acquisition begins with a quantitative and qualitative analysis of the portfolio. In the initial stages of the due diligence process, we typically review basic data on the portfolio’s accounts. This data typically includes the account number, the consumer’s name, address, social security number, phone numbers, outstanding balance, date of charge-off, last payment and account origination to the extent the debt sellers provide this data. We analyze this information based on quantitative and qualitative factors and summarize into a format based on certain key metrics, such as, but not limited to, state of debtor’s last known residence, type of debt and age of the receivable.

In addition, we typically provide the seller with a questionnaire designed to help us understand important qualitative factors relating to the portfolio.

As part of our due diligence, we evaluate the portfolio utilizing our collection probability model. This model uses certain characteristics of the portfolio, such as the type of product to calculate an estimate of collectibility and to determine a base price for the purchase. In those circumstances where the type or pricing of the portfolio is unusual, we consult with management from our collection operations to help ascertain collectibility, potential collection strategies and our ability to integrate the new portfolio into our collection platform. Our analysis also compares the charged-off consumer receivables in the prospective portfolio with our collection history on portfolios with similar attributes.

Once we have compiled and analyzed available data, we consider market conditions and determine an appropriate bid price or bid range. The recommended bid price or bid range, along with a summary of our due diligence, is submitted to our investment committee and, for purchases in excess of a certain dollar threshold, to members of our audit committee or their designee for review and approval. After appropriate approvals and acceptance of our offer by the seller of the portfolio, a purchase agreement is negotiated. Buyback provisions are generally incorporated into the purchase agreement for bankrupt, disputed, fraudulent or deceased accounts and, typically, the credit originator either agrees to repurchase these accounts or replace them with acceptable replacement accounts within certain time frames, generally within 60 to 240 days. Upon execution of the agreement, the transaction is funded.

The following chart categorizes our purchased receivable portfolios acquired during January 1, 1997 through December 31, 2006 into the major asset types, as of December 31, 2006.

	Face Value of
	Charged-off		No. of
Asset Type	Receivables(2)(3)%		Accounts(3)%
	(in thousands)

Visa®/MasterCard®/Discover®	$12,892,150	50.1%	6,419	28.0%
Private Label Credit Cards	3,672,626	14.3	5,266	23.0
Telecommunications/Utility/Gas	2,560,115	9.8	6,489	28.3
Health Club	1,459,246	5.7	1,464	6.3
Auto Deficiency	1,392,196	5.4	248	1.1
Wireless Telecommunications	721,588	2.8	1,730	7.5
Installment Loans	613,948	2.4	204	0.9
Other(1)	2,434,645	9.5	1,116	4.9

Total	$25,746,514	100.0%	22,936	100.0%

(1)	“Other” excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

(3)	This excludes the face value of charged-off receivables and the number of accounts acquired through PARC either from the acquisition of PARC on April 28, 2006 or from the purchases by PARC from the date of acquisition through December 31, 2006.

The age of a charged-off consumer receivables portfolio, or the time since an account has been charged-off, is an important factor in determining the price at which we will offer to purchase a receivables portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older receivables are typically more difficult to collect. The accounts receivable management industry places receivables into the following categories depending on the number of collection agencies that have previously attempted to collect on the receivables and age of the receivables:

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

The following chart categorizes our purchased receivable portfolios acquired during January 1, 1997 through December 31, 2006 into the major account types, as of December 31, 2006.

	Face Value of
	Charged-off		No. of
Account Type	Receivables(2)(3)%		Accounts(3)%
	(in thousands)

Fresh	$1,224,645	4.7%	685	3.0%
Primary	4,092,183	15.9	3,136	13.7
Secondary	4,829,774	18.8	5,487	23.9
Tertiary(1)	12,517,151	48.6	11,152	48.6
Other	3,082,761	12.0	2,476	10.8

Total	$25,746,514	100.0%	22,936	100.0%

(1)	Excluding the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

(3)	This excludes the face value of charged-off receivables and the number of accounts acquired through PARC either from the acquisition of PARC on April 28, 2006 or from the purchases by PARC from the date of acquisition through December 31, 2006.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivable portfolios acquired during January 1, 1997 through December 31, 2006 based on geographic location of debtor, as of December 31, 2006.

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables(3)(4)(5)%		Accounts(4)(5)%
	(in thousands)

Texas(1)	$3,620,110	14.1%	2,860	12.5%
California	3,061,994	11.9	3,091	13.5
Florida(1)	2,504,477	9.7	1,637	7.1
Michigan(1)	1,776,173	6.9	2,227	9.7
New York	1,576,981	6.1	1,121	4.9
Ohio(1)	1,373,968	5.3	1,708	7.5
Illinois(1)	1,147,314	4.5	1,428	6.2
Pennsylvania	840,454	3.3	663	2.9
North Carolina	785,931	3.1	576	2.5
Georgia	707,570	2.7	627	2.7
Other(2)	8,351,542	32.4	6,998	30.5

Total	$25,746,514	100.0%	22,936	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

(4)	This excludes the face value of charged-off receivables and the number of accounts acquired through PARC either from the acquisition of PARC on April 28, 2006 or from the purchases by PARC from the date of acquisition through December 31, 2006.

(5)	Excluding the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

Collection Operations

Our collection operations seek to maximize the recovery of our purchased charged-off receivables in a cost-effective manner. We have organized our collection platform into a number of specialized departments which include collection, legal collection and bankruptcy and probate recovery.

Generally, our collection efforts begin in our collection department and, if warranted, move to our legal collection department. If the collection account involves a bankrupt debtor or a deceased debtor, our bankruptcy and probate recovery department will review and manage the account. If the collection account merits outsourcing to a third party collection agency, our agency forwarding department handles the matter. Finally, we utilize a network of data providers to increase recovery rates and promote account representative efficiency in all of our departments.

Collection Department

Our collection department contributes the largest portion of our collections. Once a portfolio is purchased, we perform a review in order to formulate and apply what we believe to be an effective collection strategy. This review includes a series of data preparation and information acquisition steps to provide the necessary information to begin collection efforts. Portfolio accounts are assigned, sorted and prioritized to account representative queues based on product type, account status, various internal and external collectibility predictors, account demographics, balance sizes and other attributes.

Although we prefer to collect the largest portion of our charged-off receivable portfolios through our internal collection operations, in some cases, we believe it can be more effective and cost-efficient to outsource collections. When business conditions indicate, such as involving states with unfavorable legal or regulatory climates for collections, we will consider outsourcing collections. In addition, we may also consider outsourcing relatively small balance accounts so that our account representatives can focus on relatively larger balance accounts and we may outsource collections as a way to balance staffing levels. We have developed a network of third party collection agencies to service accounts when we believe the accounts would be better served by outsourcing to an outside collection agency.

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

When an initial telephone contact is made with a debtor, the account representative is trained to go through a series of questions in an effort to obtain accurate location and financial information on the debtor, the reason the debtor may have defaulted on the account, the debtor’s willingness to pay and other relevant information that may be helpful in securing satisfactory settlement or payment arrangements. Account representatives are encouraged to attempt to collect the balance in full in one lump sum payment by the end of the first month. If full payment is not available, the account representative will attempt to negotiate a settlement. We maintain settlement guidelines that account representatives, supervisors and managers must follow in an effort to maximize recoveries. Exceptions are handled by management on an account by account basis. If the debtor is unable to pay the balance in full or settle within allowed guidelines, monthly installment plans are encouraged in order to have the debtor resume a regular payment habit. Our experience has shown that debtors are more likely to respond to this approach, which can result in a payment plan or settlement in full in the future.

If an account representative is unable to establish contact with a debtor, we require the account representative to undertake skip tracing procedures to locate, initiate contact and collect from the debtor. Skip tracing efforts are performed at the account representative level and by third party information providers on a larger scale. Each account representative has access to internal and external information databases that interface with our collection system. In addition, we have several information providers from whom we acquire information that is either systematically or manually validated and used in our collection and location efforts. Using these methods, we periodically refresh and supply updated account information to our account representatives to increase contact with debtors.

If voluntary payments cannot be established with the debtor, we have trained our account representatives to identify opportunities to pursue legal action against those debtors with an ability, but not the willingness, to pay. Using our lawsuit guidelines, our account representatives recommend debtors for us to commence litigation in an effort to stimulate collections.

Legal Collection Department

In the event collection has not been obtained through our collection department and the opportunity for legal action is verified through our internal process, we pursue a legal judgment against the debtor. In addition to the accounts identified for legal action by our account representatives, we identify accounts on which to pursue legal action using a batch process based on predetermined criteria. Our in-house legal collection department is comprised of collection attorneys and non-attorney legal account representatives, and a legal forwarding department.

For accounts in states where we have a local presence, and in some cases, adjacent states, we prefer to pursue an in-house legal strategy as it provides us with a greater ability to manage the process. We currently have in-house capability in various states. In each of these states, we have designed our legal policies and procedures to maintain compliance with state and federal laws while pursuing available legal opportunities. We will continue to pursue selective and opportunistic expansion in various geographic regions.

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

Bankruptcy and Probate Recovery Department

Our bankruptcy and probate recovery department handles bankruptcy and estate probate processing and collections. This department files proofs of claims for recoveries on receivables which are included in consumer bankruptcies filed under Chapter 7 (resulting in liquidation and discharge of a debtor’s debts) and Chapter 13 (resulting in repayment plans based on the financial wherewithal of the debtor) of the U.S. Bankruptcy Code. In addition, this department submits claims against estates involving deceased debtors having assets that may become available to us through a probate claim. During 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act (referred to as the “Act”) was enacted which made significant changes in the treatment of consumer filers for bankruptcy protection. The impact of this Act on the number of bankruptcy filings, on a prospective basis, and the collectibility of consumer debt did not have a material impact on our consolidated statement of financial position, income or cash flows.

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

Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified account representatives. In addition, some of our competitors may have entered into forward flow contracts under which consumer credit originators have agreed to transfer a steady flow of charged-off receivables to them in the future, which could restrict those credit originators from selling receivables to us.

We face bidding competition in our acquisition of charged-off consumer receivables. We believe successful bids generally are predominantly awarded based on price and sometimes service and relationships with the individual debt sellers. In addition, there continues to be a consolidation of issuers of credit cards, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market and consequently, could over time, give the remaining sellers increasing market strength in the price and terms of the sale of charged-off credit card accounts.

Technology Platform

We believe that information technology is critical to our success. Our key systems have been purchased from outside vendors and, with our input, have been tailored to meet our particular business needs. We have a staff of over 45 full-time employees who monitor and maintain our information technology and communications structure. We utilize a centralized data center model. This provides for utilization of one standard system that allows our employees access to one central database.

We license our collection software and complementary products from a leading provider to the collection industry. This software has enabled us to:

•	automate the loading of accounts in order to begin collecting soon after purchase;

•	segment the accounts into dispositions for collection prioritization;

•	access over 25 approved service partners including third party letter production and mailing vendors, credit reporting services and information service providers;

•	interface with automated dialers to increase the number of contacts with our debtors;

•	connect to a document imaging system to allow our employees, with appropriate security clearance, to view scanned documents on accounts from their workstations while working on an account;

•	limit an employee’s ability to work outside of company guidelines;

•	query the entire database for any purpose which may be used for collection, reporting or other business matters; and

•	establish parameters to comply with federal and state laws.

Our collection software resides on a platform that we believe is scalable to handle our anticipated growth for the near future. We also, from time to time, may evaluate the capabilities of new software and technology for our collection process.

We maintain a network that supports our back office functions including time and attendance systems, payroll and accounting software.

In order to minimize the potential for a disaster or other interruption of data or telephone communications that are critical to our business, we have:

•	a diesel generator sufficient in size to power our centralized systems and our entire Warren headquarters;

•	a back-up server sufficient in size to handle our database located in a separate data center from the primary data center;

•	near real-time replication of data from the primary system to a backup system;

•	an ability to have inbound phone calls rerouted to other offices;

•	fire suppression systems in our primary and back-up data centers;

•	redundant data paths to each of our call center offices and data centers;

•	daily back-up of all of our critical applications with the tapes transported offsite to a secure data storage facility; and

•	data replication in our primary server to preserve data in the event of a failure of a storage component.

In addition, we have state-of-art dialer systems for incoming and outgoing calls that include voice recording technology.

Regulation and Legal Compliance — Collection Activities

Federal and state statutes establish specific guidelines and procedures which debt collecting account representatives must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable federal laws and state statutes in all of our recovery activities. As part of this policy, we monitor and record phone conversations of our account representatives for compliance with federal and state collection laws. Our failure to comply with these laws could lead to fines on us and on our account representatives and could have a material adverse effect on us in the event and to the extent that they apply to some or all of our recovery activities. Court rulings in various jurisdictions also impact our ability to collect.

Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors. Significant federal laws and regulations applicable to our business as a debt collector include the following:

•	Fair Debt Collection Practices Act (“FDCPA”). This act imposes obligations and restrictions on the practices of consumer debt collectors, including specific restrictions regarding communications with debtors, including the time, place and manner of the communications. This act also gives consumers certain rights, including the right to dispute the validity of their obligations.

•	Fair Credit Reporting Act/ Fair and Accurate Credit Transaction Act of 2003. The Fair Credit Reporting Act and its amendment entitled the Fair and Accurate Credit Transaction Act of 2003 (“FACT Act”) places requirements on credit information providers regarding verification of the accuracy of information provided to credit reporting agencies and requires such information providers to investigate consumer disputes concerning the accuracy of such information. The FACT Act also requires certain conduct in the cases of identity theft or unauthorized use of a credit card and direct disputes to the creditor. We provide information concerning our accounts to the three major credit-reporting agencies, and it is our practice to correctly report this information and to investigate credit-reporting disputes in a timely fashion.

•	The Financial Privacy Rule. Promulgated under the Gramm-Leach-Bliley Act, this rule requires that financial institutions, including collection agencies, develop policies to protect the privacy of consumers’ private financial information and provide notices to consumers advising them of their privacy policies. It also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as allowed in connection with our collection efforts, our consumers are not entitled to any opt-out rights under this act. Both this rule and the Safeguards Rule described below are enforced by the Federal Trade Commission, which has retained exclusive jurisdiction over its enforcement, and does not afford a private cause of action to consumers who may wish to pursue legal action against a financial institution for violations of this act.

•	The Safeguards Rule. Also promulgated under the Gramm-Leach-Bliley Act, this rule specifies that we must safeguard financial information of consumers and have a written security plan setting forth information technology safeguards and the ongoing monitoring of the storage and safeguarding of electronic information.

•	Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House (“ACH”) system to make electronic funds transfers. All ACH transactions must comply with the rules of the National Automated Check Clearing House Association (“NACHA”) and Uniform Commercial Code § 3-402. This act, the NACHA regulations and the Uniform Commercial Code give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction.

•	Telephone Consumer Protection Act. In the process of collecting accounts, we use automated dialers to place calls to consumers. This act and similar state laws place certain restrictions on telemarketers and users of automated dialing equipment who place telephone calls to consumers.

•	Health Insurance Portability and Accountability Act (“HIPAA”). This act requires that healthcare institutions provide safeguards to protect the privacy of consumers’ healthcare information. As a debt buyer collecting on healthcare debt we are considered a business associate to the healthcare institutions and are required to abide by HIPAA. We have dedicated subsidiaries called Rx Acquisitions, LLC and PARC which directly hold and collect all of our healthcare receivables.

•	U.S. Bankruptcy Code. In order to prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions.

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

The U.S. Congress and several states have enacted legislation concerning identity theft or unauthorized use of a credit card. Some of these provisions place restrictions on our ability to report information concerning receivables, which may be subject to identity theft or unauthorized use of a credit card, to consumer credit reporting agencies. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the recovery on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted, as well as changes to or interpretations of existing consumer protection and privacy protection laws, may adversely affect our ability to recover the receivables. In addition, our failure to comply with these requirements could adversely affect our ability to recover the receivables.

It is possible that some of the receivables were established as a result of identity theft or unauthorized use of a credit card. In such cases, we would not be able to recover the amount of the charged-off consumer receivables. As a purchaser of charged-off consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. Most of our account purchase contracts allow us to return to the credit originators (within an agreed upon amount of time) certain charged-off consumer receivables that may not be collectible at the time of purchase, due to these and other circumstances. Upon return, the credit originators or debt sellers are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit, to some extent, our losses on such accounts.

Internal Revenue Code Section 6050P and the related Treasury Regulations, in certain circumstances, require creditors to send out Form 1099-C information returns to those debtors whose debt, in an amount in excess of $600, has been deemed to have been forgiven for tax purposes, thereby alerting them to the amount of the forgiveness and the fact that such amount may be taxable income to them. Under these regulations, a debt is deemed to have been forgiven for tax purposes if (i) there has been no payment on the debt for 36 months and if there were no “bona fide collection activities” (as defined in the regulation) for the preceding 12 month period, (ii) the debt was settled for less than the full amount or (iii) other similar situations outlined in the regulations. U.S. Treasury

Regulation Section 1.6050P-2 was effective in 2005 and applies to companies that acquire indebtedness. In some instances, we may engage in additional monitoring activities of accounts and will send 1099-C information returns, which will increase our administrative costs. It may become more difficult to collect from those accounts receiving a 1099-C information return from the Company because debtors may perceive the 1099-C as notice of debt relief rather than as tax information. This mistaken perception may lead to increased litigation costs for us as we may need to overcome affirmative defenses and counterclaims based on this belief by certain debtors. Penalties for failure to comply with these regulations are $50 per instance, with a maximum penalty of $250,000 per year, except where failure is due to intentional disregard, for which penalties are $100 per instance, with no maximum penalty. An additional penalty of $100 per information return, with no annual maximum, applies for a failure to provide the statement to the recipient.

Employees

As of December 31, 2006, we employed 1,708 total employees, including 1,615 persons on a full-time basis and 93 persons on a part-time basis. Our collection department includes 916 full-time and 25 part-time employees. Our legal collection department includes 336 full-time and 18 part-time legal employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We plan to close our call centers in White Marsh, Maryland and Wixom, Michigan in 2007 in order to reduce our square footage and related occupancy costs. We believe there will not be a significant impact to the total number of employees since we plan to offer relocation benefits to certain employees as well as increase staffing in other call center locations.

Training

We provide a comprehensive training program for our new and existing account representatives. Our training includes several learning approaches, including classroom interactive activities, computer-based training and on-the-job training. We also use our e-mail system and newsletter to address on-going training issues.

New account representatives are required to complete an eight-week training program. The program is divided into two four-week modules. The initial four-week module has weekly learning objectives using various learning activities. The first week includes structured learning of our collection software and information technology tools, federal and state collection laws (with particular emphasis on the FDCPA and the FACT Act), telephone collection techniques and core company policies, procedures and practices. The second week continues the structured learning of the first week and is supplemented by supervised telephone collection calls. During weeks three and four, the new hires within a class are formed as a collection team, with a trainer as supervisor. Collection goals are established and collection calls are made and supervised. Instruction and guidance is shared with the new associates to improve productivity. Training includes a debriefing of the activities and challenges. Solutions are discussed. Interactive activities are used to enhance collection and organization skills.

The second four-week training module transitions the collection team to the collection floor, where they are assigned collection goals and work under the direction of a collection supervisor. This team of new hires continues to receive closely monitored collection training. In addition to collection training, these team members also review key elements from the first session as well as instruction in new topics.

New legal account representatives are required to complete a four-week training program. The first week of training is the same for legal account representatives as it is for account representatives. The second week of training focuses on legal processes and procedures and also includes supervised collection calls. Weeks three and four include closely supervised implementation of assigned duties.

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

If we are not able to purchase charged-off consumer receivables at appropriate prices, the resulting decrease in our inventory of purchased portfolios of receivables could adversely affect our ability to generate revenue and our ability to grow.

If we are unable to purchase charged-off consumer receivables from credit originators in sufficient face value amounts at appropriate prices, our business may be harmed. The availability of portfolios of consumer receivables at prices which generate an appropriate return on our investment depends on a number of factors, both within and outside of our control, including:

•	continued growth in the levels of consumer obligations;

•	charge-off rates;

•	continued growth in the number of industries selling charged-off consumer receivable portfolios;

•	continued sales of charged-off consumer receivable portfolios by credit originators;

•	competitive factors affecting potential purchasers and credit originators of charged-off receivables, including the number of firms engaged in the collection business and the capitalization of those firms as well as new entrants seeking returns, that may cause an increase in the price we are willing to pay for portfolios of charged-off consumer receivables or cause us to overpay for portfolios of charged-off consumer receivables;

•	our ability to purchase portfolios in industries in which we have little or no experience with the resulting risk of lower returns if we do not successfully purchase and collect these receivables; and

•	continued growth in the levels of credit being extended by credit originators.

Over the last three to four years, we have seen prices for many asset classes of charged-off accounts receivable portfolios increase and, accordingly, we have paid higher prices and our ability to execute on our collection methods has taken on increased importance. Increased pricing also causes higher amortization rates which reduce our return. We cannot give any assurances about future prices either overall or within account or asset types. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.

In addition, we believe that credit originators and debt sellers are utilizing more in-depth collection methodologies that result in lower quality portfolios available for purchase, which may render the portfolios available for sale less collectible.

Because of the length of time involved in collecting charged-off consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing or collection strategies in a timely manner.

Our ability to collect on our purchased receivables may suffer if the economy suffers a material and adverse downturn for a prolonged period.

Our success depends on our continued ability to collect on our purchased receivables. If the economy suffers a material and adverse downturn for a prolonged period, we may not be able to collect during this period in a manner consistent with our past practice due to the inability of our customers to make payments to us. Any failure to collect would harm our results of operations.

We generally account for purchased receivable revenues using the interest method of accounting in accordance with U.S. Generally Accepted Accounting Principles, which requires making reasonable estimates of the timing and amount of future cash collections. If the timing and actual amount recovered by us is materially less than our estimates, it would cause us to recognize impairments and negatively impact our earnings.

We utilize the interest method of accounting for our purchased receivables because we believe that the purchased receivables are discounted as a result of deterioration of credit quality and that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated. This belief is predicated on our historical results and our knowledge of the industry. The interest method is prescribed by the Accounting Standards Executive Committee Practice Bulletin 6 (“PB 6”), “Amortization of Discounts on Certain Acquired Loans” as well as the Accounting Standards Executive Committee Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.

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

Each static pool of receivables is modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is calculated for each static pool of receivables based on the projected cash flows. The IRR is applied to the remaining balance of each static pool of accounts to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the IRR may be adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Effective January 2005, under SOP 03-3, if revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

Application of the interest method of accounting requires the use of estimates, primarily estimated remaining collections, to calculate a projected IRR for each pool. These estimates are primarily based on historical cash collections. If future cash collections are materially different in amount or timing than the remaining collections estimate, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected cash collections will have a favorable impact on reversal of impairments, yields and revenues. Lower collection amounts or cash collections that occur later than projected cash collections will have an unfavorable impact and result in an impairment being recorded. Impairments may cause reduced earnings or volatility in earnings.

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

Our ability to collect on new and existing portfolios and to acquire new portfolios is substantially dependent on our ability to hire and retain qualified account representatives. The consumer accounts receivables management industry is labor intensive and, similar to other companies in our industry, we experience a high rate of employee turnover. For 2006, our annual turnover rate was 52.7% and our collection department employee turnover rate was 69.5%. Based on our experience, account representatives who have been with us for more than one year are generally more productive than account representatives who have been with us for less than one year. In 2006, our turnover rate for all associates employed by us for at least one year was 34.6% and 44.9% for collection department employees. We compete for qualified personnel with companies in our industry and in other industries. Our operations require that we continually hire, train and, in particular, retain new account representatives. In addition, we believe the level of training we provide to our employees makes our employees attractive to other collection companies, which may attempt to recruit them. A higher turnover rate among our account representatives will increase our recruiting and training costs, may require us to increase employee compensation levels and will limit the number of experienced collection personnel available to service our charged-off consumer receivables. If this were to occur, we would not be able to service our charged-off consumer receivables effectively, which would reduce our ability to operate profitably.

Failure to effectively manage our growth could adversely affect our business and operating results.

We have expanded significantly over our history and we intend to grow in the future. However, any future growth will place additional demands on our resources and we cannot be sure that we will be able to manage our growth effectively. In order to successfully manage our growth, we may need to:

•	expand and enhance our administrative infrastructure;

•	improve our management, regulatory compliance and financial and information systems and controls;

•	recruit, train, manage and retain our employees effectively.

Uncontrolled growth could place a strain on our management, operations and financial resources. We cannot assure you that our infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our results of operations may be adversely affected.

We could determine that we have excess capacity and reduce the size of our workforce or close additional remote call center locations, which could negatively impact our ability to collect on our portfolios.

We could experience excess capacity, which could lead to closing call center locations and relocating or reducing our workforce. A reduction in workforce may lead to a deterioration of company morale and could negatively impact our productivity. In addition, if we reduce our workforce we may not have resources available to collect on our portfolios. Both of these situations may adversely affect our results of operations.

We face intense competition that could impair our ability to grow and achieve our goals.

The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators and other owners of debt that manage their own charged-off consumer receivables. Some of these companies may have substantially greater personnel and financial resources and may experience lower account representative and employee turnover rates than we do. Furthermore, some of our competitors may obtain alternative sources of financing, the proceeds from which may be used to fund expansion and to increase their number of charged-off portfolio purchases. We believe that increasing amounts of capital are being invested in the debt collection industry, which has lead to and may continue to drive an increase prices for portfolios of charged-off accounts receivables, the enhanced ability of third parties to collect debt and the reduction in the number of portfolios of charged-off accounts receivables available for purchase. In addition, companies with greater financial resources than we have may elect at a future date to enter the consumer debt collection business. Competitive pressures affect the availability and pricing of receivable portfolios as well as the availability and cost of qualified debt account representatives. In addition, some of our competitors may have signed forward flow contracts under which consumer credit originators have agreed to transfer a steady flow of charged-off receivables to them in the future, which could restrict those credit originators from selling receivables to us.

We face bidding competition in our acquisition of charged-off consumer receivable portfolios. We believe successful bids generally are awarded based predominantly on price and sometimes based on service and relationships with the debt sellers. Some of our current competitors, and possible new competitors, may have more effective pricing and collection models, greater adaptability to changing market needs and more established relationships in our industry than we have. Moreover, our competitors may elect to pay prices for portfolios that we determine are not reasonable and, in that event, our volume of portfolio purchases may be diminished. There can be no assurance that our existing or potential sources will continue to sell their charged-off consumer receivables at recent levels or at all, or that we will continue to offer competitive bids for charged-off consumer receivable portfolios. In addition, there continues to be a consolidation of issuers of credit cards, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market and, consequently, could over time, give the remaining sellers increasing market strength in the price and terms of the sale of charged-off credit card accounts and could cause us to accept lower returns on our investment in that paper than we have historically achieved.

If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to portfolios of charged-off consumer receivables in sufficient face-value amounts at appropriate prices. As a result, we may experience reduced profitability which, in turn, may impair our ability to achieve our goals.

Our strategy includes acquiring charged-off receivable portfolios in industries in which we may have little or no experience. If we do not successfully acquire and collect on these portfolios, revenue may decline and our results of operations may be materially and adversely affected.

We may acquire portfolios of charged-off consumer receivables in industries in which we have limited experience. Some of these industries may have specific regulatory restrictions with which we have no experience. We may not be successful in consummating any acquisitions of receivables in these industries and our limited experience in these industries may impair our ability to effectively and efficiently collect on these portfolios. Furthermore, we need to develop appropriate pricing models for these markets and there is no assurance that we will do so effectively. When pricing charged-off consumer receivables for industries in which we have limited experience, we attempt to adjust our models for expected or known differences from our traditional models. However, our pricing models are primarily based on historical data for industries in which we do have experience. This may cause us to overpay for these portfolios, and consequently, our profitability may suffer as a result of these portfolio acquisitions.

Historical operating results and quarterly cash collections may not be indicative of future performance.

Our total revenues have grown at an average annual rate in excess of 32.7% for the five years 2002 through 2006 and 8.9% for the two years 2005 and 2006. We do not expect to achieve the same growth rates over five years in future periods. Therefore, our future operating results may not reflect past performance.

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

Negative attention and news regarding the debt collection industry and individual debt collectors may have a negative impact on a debtor’s willingness to pay the debt we acquire.

We train our collection associates on the relevant federal and state collection laws. In addition, we keep our collection department’s practices current through our annual FDCPA Review Training and annual Collection Techniques Training. We supplement these sessions using our internal communications tools and conduct special training sessions as needed. Further, our Compliance Department’s Consumer Resolution Unit handles specific consumer complaints and our Quality Assurance teams work with collection management on monitoring collection activity. However, the following factors may cause consumers to be more reluctant to pay their debts or to pursue legal actions, which may be unwarranted, against us:

•	Annually the Federal Trade Commission submits a report to Congress, which summarizes the complaints it has received regarding debt collection practices. The report contains the total number of complaints filed, the percentage of increases or decreases from the previous year in addition to an outline of key types of complaints.

•	Print and television media, from time to time, may publish stories about the debt collection industry which may cite specific examples of abusive collection practices.

•	The Internet has websites where consumers list their concerns about the activities of debt collectors and seek guidance from other website posters on how to handle the situation.

•	Advertisements by “anti-collections” attorneys and credit counseling centers are becoming more common and add to the negative attention given to our industry.

As a result of this negative publicity, debtors may be more reluctant to pay their debts or could pursue legal action, which may be unwarranted, against us. These actions could impact our ability to collect on the receivables we acquire and impact our ability to operate profitably.

We are dependent on our management team for the adoption and implementation of our strategies and the loss of their services could have a material adverse effect on our business.

Our future success depends on the continued ability to recruit, hire, retain and motivate highly skilled managerial personnel. The continued growth and success of our business is particularly dependent upon the continued services of our executive officers and other key personnel (particularly in purchasing and collections), including Nathaniel F. Bradley IV, our Chairman, President and Chief Executive Officer and Mark A. Redman, our Senior Vice President and Chief Financial Officer, each of whom has been integral to the development of our business. We cannot guarantee that we will be able to retain these individuals. Our performance also depends on our ability to retain and motivate other officers and key employees. The loss of the services of one or more of our executive officers or other key employees could disrupt our operations and seriously impair our ability to continue to acquire or collect on portfolios of charged-off consumer receivables and to manage and expand our business. We have employment agreements with each of Messrs. Bradley and Redman. However, these agreements do not and will not assure the continued services of these officers. We do not maintain key person life insurance policies for our executive officers or key personnel.

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

We are subject to examinations and challenges by tax authorities.

Our industry is relatively new and unique and as a result there is not a set of well defined laws, regulations or case law for us to follow that match our particular facts and circumstances for some tax positions. Therefore, certain tax positions we take are based on industry practice, tax advice and drawing similarities of our facts and circumstances to those in case law relating to other industries. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base and apportionment. Challenges made by tax authorities to our application of tax rules may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions, as well as, inconsistent positions between different jurisdictions on similar matters. If any such challenges are made and are not resolved in our favor, they could have an adverse effect on our financial condition and result of operations.

Item 1B.	Unresolved Staff Comments

We do not have any unresolved staff comments.

Item 2.	Properties

The following table provides information relating to our principal operations facilities as of February 15, 2007.

	Approximate
Location	Square Footage	Lease Expiration Date	Use

Phoenix, Arizona	71,550	April 1, 2010	Call center, with collections and legal collections
Deerfield Beach, Florida	10,753	February 11, 2010	Call center, with collections
Plantation, Florida	2,555	January 31, 2008	Legal collections
Riverview, Florida	52,280	May 31, 2009	Call center, with collections and legal collections
Chicago, Illinois	20,905	November 20, 2012	Call center, with collections and legal collections
White Marsh, Maryland(1)	22,800	September 30, 2007	Call center, with collections and legal collections
Warren, Michigan	200,000	May 31, 2016	Principal executive offices and call center, with collections and legal collections
Wixom, Michigan(1)	48,000	May 31, 2008	Call center, with collections
Woodbury, New Jersey	288	December 31, 2007	Legal collections
Brooklyn Heights, Ohio	30,443	October 31, 2011	Call center, with collections and legal collections
Houston, Texas	566	January 31, 2008	Call center, with collections
San Antonio, Texas	27,265	June 30, 2008	Call center, with collections and legal collections
Richmond, Virginia	1,374	July 31, 2008	Legal collections

(1)	On March 1, 2007, we filed a current report with the SEC on Form 8-K reporting our plans to close the White Marsh, Maryland and Wixom, Michigan offices in 2007.

We believe that our existing facilities are sufficient to meet our current needs and that suitable additional or alternative space will be available on a commercially reasonable basis. Our $100.0 million line of credit is secured by a first priority lien on all of our assets.

Item 3.	Legal Proceedings

In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. As of February 15, 2007, we are named in one class action lawsuit in which an underlying class has been certified. Additionally, as of February 15, 2007, we are named in other class action lawsuits in which the underlying classes have not been certified. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.

We are not a party to any material legal proceedings. However, we expect to continue to initiate collection lawsuits as a part of the ordinary course of our business (resulting occasionally in countersuits against us) and we may, from time to time, become a party to various other legal proceedings arising in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of Asset Acceptance Capital Corp.’s security holders during the fourth quarter of 2006.

Supplemental Item.	Executive Officers of the Company

The following table sets forth information regarding our executive officers as of February 15, 2007.

Name	Age	Position

Nathaniel F. Bradley IV	50	Chairman of the Board, President and Chief Executive Officer
Mark A. Redman	45	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Phillip L. Allen	48	Vice President-Operations
Deborah L. Everly	34	Vice President-Marketing & Acquisitions
Deanna S. Hatmaker	42	Vice President-Human Resources
Edwin L. Herbert	56	Vice President-General Counsel
Michael T. Homant	42	Vice President-Information Technology
Diane M. Kondrat	48	Vice President-Legal Collections
James Christopher Lee	38	Vice President-Strategy & Analysis

Nathaniel F. Bradley, IV, Chairman, President and Chief Executive Officer; Director — Mr. Bradley joined Lee Acceptance Company in 1979 and co-founded Asset Acceptance Corp. in 1994. Mr. Bradley served as Vice President of our predecessor from 1982 to 1994 and was promoted to President of Asset Acceptance Corp. in 1994. He was named our Chief Executive Officer in June 2003. In February 2006, Mr. Bradley was elected by the board of directors to become our Chairman of the Board.

Mark A. Redman, Senior Vice President and Chief Financial Officer, Secretary and Treasurer — Mr. Redman joined Asset Acceptance Corp. in January 1998 as Vice President-Finance, Secretary and Treasurer. Mr. Redman was appointed as our Chief Financial Officer in May 2002. Prior to joining us, Mr. Redman worked in public accounting for 13 years, the last 11 years at BDO Seidman, LLP, Troy, Michigan, serving as a Partner in the firm from July 1996 to December 1997. Mr. Redman is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants.

Phillip L. Allen, Vice President-Operations — Mr. Allen joined Asset Acceptance Corp. as Vice President-Operations in October 1996. Prior to joining us, Mr. Allen held a variety of positions in the consumer credit industry including with Household Finance and Household Retail Services from 1985 to 1991 and with Winkelman’s Stores from 1992 to 1996.

Deborah L. Everly, Vice President-Marketing & Acquisitions — Ms. Everly joined Asset Acceptance Corp. in May 1995. Ms. Everly was named our Director of Marketing & Acquisitions in 1996 and promoted to Assistant Vice President in 1997. In 1998 she was promoted again, this time to Vice President-Marketing & Acquisitions. Ms. Everly has been in the accounts receivable management industry since 1991.

Deanna S. Hatmaker, Vice President-Human Resources — Ms. Hatmaker joined our subsidiary, Asset Acceptance, LLC, in January 2006 as Vice President-Human Resources. Ms. Hatmaker previously served as the Director and Human Resources Officer in the Michigan Administrative Information Services (MAIS) business unit at the University of Michigan, Ann Arbor, Michigan (from 2003 to 2005). Prior to joining MAIS, Ms. Hatmaker also served as Vice President — Human Resources and as a member of the senior management committee with H&R Block Financial Advisors (formerly OLDE Financial Corporation), Detroit, Michigan (from the mid-1990’s to 2002). Ms. Hatmaker has been in the financial services industry for over 17 years.

Edwin L. Herbert, Vice President-General Counsel — Mr. Herbert joined our subsidiary, Asset Acceptance, LLC, in September 2006 as Vice President and General Counsel. Mr. Herbert previously served as an equity partner at Shumaker, Loop & Kendrick, LLP, Toledo, Ohio, where he practiced law as a member of the firm’s financial institutions practice group from October 2004 to September 2006. Prior to joining Shumaker, Loop & Kendrick, LLP, Mr. Herbert practiced law with Werner & Blank, LLC, from October 1998 to October 2004, and was a partner with that firm from January 2000 to October 2004. Mr. Herbert was Executive Vice President and General Counsel of ValliCorp Holdings, Inc., Fresno, California from 1994 to 1997, and Executive Vice President and General Counsel of CFX Corporation, Keene, New Hampshire from 1997 to 1998. Mr. Herbert is a member of the American Bar Association, and a member of the California and Ohio bars.

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

Diane M. Kondrat, Vice President-Legal Collections — Ms. Kondrat joined Lee Acceptance Corp., in November 1991. In 1993, Ms. Kondrat became Manager of our Legal Recovery Department and, in 1997, was named Assistant Vice President-Legal Collections. In 1998, she was promoted to her current position of Vice President-Legal Collections. Ms. Kondrat has been in the credit industry since 1976.

James Christopher Lee, Vice President-Strategy & Analysis — Mr. Lee joined our subsidiary, Asset Acceptance, LLC, in January 2006 as Vice President-Strategy and Analysis. Mr. Lee joined us from Capital One where he was a Director with CRS, the purchased debt division of Capital One. Mr. Lee has held a variety of marketing, product management and operations positions in the financial services industry for the past 15 years with Adhesion Technologies, First Union, Signet Bank and Andersen Consulting.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol “AACC”. Public trading of our common stock commenced on February 5, 2004. Prior to that time, there was no public trading market for our common stock. The following table sets forth the high and low sales prices for our common stock, as reported by The NASDAQ Stock Market LLC, for the periods indicated.

	2006		2005
	High	Low	High	Low

Fourth Quarter	$17.97	$15.83	$32.05	$18.03
Third Quarter	20.00	14.03	31.20	23.12
Second Quarter	21.42	16.80	26.55	18.11
First Quarter	25.60	17.00	23.60	17.90

On February 15, 2007, the last reported sale price of our common stock on The NASDAQ Stock Market LLC was $15.52 per share. As of January 10, 2007, there were 11,214 record holders of our common stock.

Asset Acceptance Capital Corp. has not paid dividends on its common stock. Our board of directors will determine whether to pay any dividends in the future, which determination may depend on a variety of factors that our board of directors considers relevant, including our financial condition, results of operations, contractual restrictions, capital requirements and business prospects.

The following table contains information about our securities that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2006:

Number of Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued upon		Compensation Plans
	Exercise of	Weighted Average	(Excluding
	Outstanding	Exercise Price of	Outstanding Options,
	Options, Warrants	Outstanding Options,	Warrants And
Plan Category	and Rights	Warrants and Rights	Rights)

Equity compensation plans approved by stockholders	352,840	$17.60	3,332,160
Equity compensation plans and agreements not approved by stockholders	—	—	—

All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Company’s Repurchases of Its Common Stock

The following table provides information about the Company’s common stock repurchases during the fourth quarter of 2006.

		Average	Total Number of	Maximum Number of
	Total Number	Price	Shares Purchased as Part	Shares that May Yet
	of Shares	Paid per	of Publicly Announced	Be Purchased Under
Period	Purchased	Share	Plans or Programs	the Plans or Programs

October 1, 2006 — October 31, 2006	625,115	$17.20	625,115	566,900
November 1, 2006 — November 30, 2006	566,900	17.00	566,900	—
December 1, 2006 — December 31, 2006	—	—	—	—

Total	1,192,015	$17.10	1,192,015

All shares were repurchased by the Company under its stock repurchase program announced on June 22, 2006, authorizing repurchases up to 2,500,000 shares. The stock repurchase program expired in November 2006 upon the completion of the Company’s repurchases under the stock repurchase program.

Item 6.	Selected Financial Data

The following selected consolidated financial data includes the results of operations of the following companies for the indicated periods:

•	From January 1, 2002 through September 30, 2002, AAC Holding Corp. and its subsidiaries, Consumer Credit Corp. and Lee Acceptance Corp., with each of these corporations treated as an S corporation for income tax purposes (except for Lee Acceptance Corp. which was treated as a C corporation for income tax purposes).

•	From October 1, 2002 to the Reorganization effected on February 4, 2004, AAC Investors, Inc., including its subsidiary, Asset Acceptance Holdings, LLC (referred to collectively in the following selected financial statements as the “successor”).

•	From February 5, 2004 through April 28, 2006, Asset Acceptance Capital Corp., including its wholly-owned subsidiaries, AAC Investors, Inc. and RBR Holding Corp., and its indirect wholly-owned subsidiary, Asset Acceptance Holdings, LLC and its subsidiaries, with these companies also referred to collectively in our financial statements and in the following selected consolidated financial data as the “successor”.

•	From April 29, 2006 through December 31, 2006, Asset Acceptance Capital Corp., including its wholly-owned subsidiaries, AAC Investors, Inc. and RBR Holding Corp., and its indirect wholly-owned subsidiary, Asset Acceptance Holdings, LLC and its subsidiaries (Asset Acceptance, LLC, Rx Acquisitions, LLC, Consumer Credit, LLC and PARC), with these companies also referred to collectively in our financial statements and in the following selected consolidated financial data as the “successor”.

The following selected consolidated statement of income data for the year ended December 31, 2002, consists of the predecessor for the nine months ended September 30, 2002 and the successor for the three months ended December 31, 2002, with this referred to as “combined”. The following income data of the predecessor for the nine months ended September 30, 2002 and the related selected consolidated financial position data as of the successor for the three months ended December 31, 2002, and the years ended December 31, 2003, 2004, 2005 and 2006 and the related selected consolidated financial position data as of December 31, 2002, 2003, 2004, 2005 and 2006 have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm. The data should be read in connection with the consolidated financial statements, related notes and other information included herein.

On February 4, 2004, all of the shares of the capital stock of AAC Investors, Inc. and AAC Holding Corp. (which changed its name to RBR Holding Corp. in October 2002), which held 60% and 40% ownership interests in Asset Acceptance Holdings, LLC, respectively, as of that date, were contributed to Asset Acceptance Capital Corp. in exchange for all of the shares of the common stock of Asset Acceptance Capital Corp. As a result of this Reorganization, Asset Acceptance Holdings, LLC and its subsidiaries became indirect wholly-owned subsidiaries of Asset Acceptance Capital Corp. The information included in the selected financial data gives effect to the Reorganization as of October 1, 2002.

On April 28, 2006, the Company entered into an agreement to purchase 100% of the outstanding shares of PARC. As a result, the consolidated financial statements include the accounts of Asset Acceptance Capital Corp. consisting of direct and indirect subsidiaries AAC Investors, Inc., RBR Holding Corp., Asset Acceptance Holdings, LLC, Asset Acceptance, LLC, Rx Acquisitions, LLC, Consumer Credit, LLC and PARC (since the date of acquisition). For more detailed information about our corporate history and the Reorganization, see “Item 1. Business — History and Reorganization”.

	Combined	Successor
	Years Ended December 31,
	2002(1)	2003	2004		2005	2006
	(in thousands, except per share data)

STATEMENT OF INCOME DATA:
Revenues
Purchased receivable revenues, net	$100,004	$159,628	$213,723		$252,196	$251,693
Gain (loss) on sale of purchased receivables	326	—	468		(26)	2,954
Other revenues, net	411	565	562		514	226

Total revenues	100,741	160,193	214,753		252,684	254,873

Expenses
Salaries and benefits	33,438	51,296	111,034		76,107	82,274
Collections expense	26,051	43,656	56,949		73,975	79,367
Occupancy	3,064	4,633	6,109		8,352	8,967
Administrative	2,682	3,259	5,677		8,582	8,376
Depreciation and amortization	1,910	2,572	2,881		3,339	4,179
Loss on disposal of equipment	198	4	98		32	23

Total operating expenses	67,343	105,420	182,748		170,387	183,186

Income from operations	33,398	54,773	32,005		82,297	71,687
Other income (expense)
Interest income	28	4	28		1,143	2,035
Interest expense	(3,455)	(7,199)	(1,737)		(567)	(646)
Other	(423)	448	84		51	(12)

Income before income taxes	29,548	48,026	30,380		82,924	73,064
Income taxes(2)	1,624	10,283	29,634		31,657	27,546

Net income	$27,924	$37,743	$746	(3)	$51,267	$45,518

Net income per share basic	$—	$1.33	$0.02		$1.38	$1.24
Net income per share diluted	$—	$1.33	$0.02		$1.38	$1.24
Pro forma income taxes(4)	$11,038	$17,914	$11,301		$—	$—
Pro forma net income(4)	$18,510	$30,112	$19,079		$—	$—
Pro forma net income per share basic(5)	$0.65	$1.06	$0.52		$—	$—
Pro forma net income per share diluted(5)	$0.65	$1.06	$0.52		$—	$—
Weighted average shares basic	—	28,448	36,386		37,225	36,589
Weighted average shares diluted	—	28,448	36,394		37,270	36,621
Pro forma weighted average shares (basic and diluted)(5)	28,448	—	—		—	—

	Successor
	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)

FINANCIAL POSITION DATA:
Cash and cash equivalents	$2,281	$5,499	$14,205	$50,519	$11,307
Purchased receivables, net	133,337	183,720	216,480	248,991	300,841
Total assets	151,277	207,110	252,506	323,942	350,583
Deferred tax liability, net	1,623	11,906	41,247	58,584	60,632
Total debt, including capital lease obligations	103,192	112,729	254	187	17,080
Total stockholders’ equity	41,644	74,383	197,180	249,460	256,178

	Combined	Successor
	Years Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except percentages)

OPERATING AND OTHER FINANCIAL DATA:
Cash collections for period	$120,540	$197,819	$267,928	$319,910	$340,870
Operating expenses to cash collections	55.9%	53.3%	68.2%	53.3%	53.7%
Acquisitions of purchased receivables at cost(6)	$72,261	$87,157	$86,655	$100,864	$143,321	(7)
Acquisitions of purchased receivables at face value	$5,142,229	$4,108,736	$4,331,634	$4,101,062	$5,671,743	(7)
Acquisitions of purchased receivables cost as a percentage of face value	1.42%	2.12%	2.00%	2.46%	2.53	%(7)

(1)	AAC Investors, Inc. and RBR Holding Corp. became wholly-owned subsidiaries of Asset Acceptance Capital Corp. through a reorganization that was effective February 4, 2004. As a result of the Reorganization, Asset Acceptance Holdings, LLC and its subsidiaries became indirect wholly-owned subsidiaries of Asset Acceptance Capital Corp. The operations data for the year ended December 31, 2002 include our predecessor for the nine month period ended September 30, 2002 and our successor for the three month period ended December 31, 2002.

(2)	Asset Acceptance Capital Corp. included income tax expense on only 60% of pretax income until February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings, LLC) was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Prior to October 1, 2002, no income tax expense was incurred as our predecessor was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Income tax expense in 2004 includes a deferred tax charge of $19.3 million resulting from RBR Holding Corp. losing its S corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004.

(3)	Our net income for 2004 included the following one-time events:

•	The negative effect of a deferred tax charge of $19.3 million, or $0.53 per share, resulting from RBR Holding Corp. losing its S corporation status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004. See discussion in note (2) above.

•	The negative effect of a $45.7 million compensation and related payroll tax charge ($28.7 million net of taxes, or $0.79 per share) resulting from the vesting of the outstanding share appreciation rights upon our initial public offering during the first quarter of 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2005 Compared to Year Ended 2004 — Operating Expenses”.

•	The positive effect related to our incurring income tax on only 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings, LLC) was taxed as an S corporation. Income taxes during the period February 5, 2004 through December 31, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. The impact of the lower tax expense was approximately $0.9 million, or $0.03 per share.

(4)	For comparison purposes, we have presented pro forma net income, which is net income adjusted for pro forma income taxes assuming all entities had been a C corporation for all periods presented.

(5)	Pro forma net income per share and pro forma weighted average shares assumed the Reorganization had occurred at the beginning of the periods presented.

(6)	Amount of purchased receivables at cost refer to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(7)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million and face value of $1.1 billion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to the differences include those discussed in “Item 1A. Risk Factors”, as well as those discussed elsewhere in this Annual Report. The references in this Annual Report to the U.S. Federal Reserve Board are to the Federal Reserve Statistical Release, dated January 8, 2007 and the Federal Reserve Consumer Credit Historical Data website (www.federalreserve.gov/releases/g19/hist/), references to the Kaulkin Ginsberg report (www.kaulkin.com) are to Kaulkin Ginsberg, Credit Card Sector report and to the Alternative Asset Classes report, both dated July 2006 and the references to The Nilson Report (www.nilsonreport.com) are to The Nilson Report, issue 792, dated July 2003, and issue 835, dated June 2005.

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

During 2006, we invested $135.0 million (net of buybacks) in charged-off consumer receivable portfolios, with an aggregate face value of $4.6 billion, or 2.96% of face value (excluding the $8.3 million receivable portfolio acquired in the stock purchase of PARC). We have seen prices for charged-off accounts receivable portfolios increase to relatively high levels over the past three to four years as a result of increased competition. The increase continued during 2006 as our percentage cost of face value increased to 2.96% from 2.46% during 2006 and 2005, respectively. We cannot give any assurances about future prices either overall or within account or asset types. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.

The growth rate of cash collections for the three month and twelve month periods ending December 31, 2006 slowed to 5.8% and 6.6%, respectively, from 11.9% and 19.4% for the three month and twelve month periods ending December 31, 2005, respectively. During 2006, cash collections increased 6.6% to $340.9 million. Total revenues for 2006 were $254.9 million, a 0.9% increase over the prior year. The lower increase of 0.9% for total revenues compared to the increase of 6.6% for cash collections is primarily due to lower average internal rates of return assigned to recent purchases. Operating expenses were $183.2 million or 53.7% of cash collections for 2006 and $170.4 million or 53.3% of cash collections for 2005. Net income was $45.5 million for 2006, compared to $51.3 million for 2005. Net income for 2006 and 2005 included net impairment charges of $17.9 million and $22.3 million, respectively. The net impairment charges reduced purchased receivables revenue and the carrying value of the purchased receivables.

During 2006, legal cash collections constituted 39.3% of total cash collections compared to 35.8% for 2005. Legal collections continue to increase as a percentage of total collections. This trend is a result of an increase in the volume of suits initiated over the last couple of years.

We regularly utilize unaffiliated third parties, primarily attorneys and other collection agencies, to collect certain account balances on our behalf. The percent of gross collections from such third parties has increased from 22.8% for the year ended December 31, 2005 to 24.2% for the year ended December 31, 2006. The increase is primarily due to increased forwarding of legal accounts to third party attorneys.

On April 28, 2006, we entered into a stock purchase agreement with PARC and its wholly-owned subsidiary, Outcoll Services, Inc. Under the terms of the agreement, the Company acquired 100% of the outstanding shares of

PARC for $16.2 million, including four non-compete agreements with key individuals. Additionally, we entered into two employment agreements with key individuals.

During 2006, we repurchased 2,520,160 shares for $40.5 million of which 2,500,000 shares for $40.2 million with an average purchase price of $16.08 per share were under a stock repurchase program approved by the board of directors on June 22, 2006.

During 2006, our cash balance declined to $11.3 million on December 31, 2006 from $50.5 million on December 31, 2005, caused in part by an increase of $34.1 million invested in charged-off consumer receivable portfolios to $135.0 million invested during 2006 from $100.9 million invested during 2005. The additional decline in the cash balance also resulted from the $40.5 million repurchase of 2,520,160 shares of which 2,500,000 shares, under the stock repurchase program, were repurchased for $40.2 million. In addition, we had borrowings of $17.0 million against our line of credit during 2006 for the funding of the investment in fourth quarter purchased receivables. Furthermore, we acquired 100% of the outstanding shares of PARC for $16.2 million.

On March 1, 2007, we filed a current report with the SEC on Form 8-K reporting our plans to close our White Marsh, Maryland and Wixom, Michigan offices in 2007. Closing these two offices will reduce occupancy expenses by approximately $1.5 million per year.

We do not expect there to be a meaningful reduction of other operating expenses, such as salaries and benefits, as a result of this office consolidation effort. We plan to offer relocation benefits to certain Maryland employees and plan to replace most other Maryland revenue generating positions in our remaining call center locations. Additionally, we plan to offer positions to all the Wixom, Michigan associates in the Warren, Michigan headquarters.

In conjunction with these office closings we will incur approximately $1.5 million in restructuring charges. This includes one-time termination benefits of approximately $0.2 million, accelerated depreciation charges on furniture and equipment of approximately $0.6 million, contract termination costs of approximately $0.5 million for the remaining lease payments on the Wixom, Michigan office, and other exit costs of approximately $0.2 million. The termination benefits and other exit costs will require the outlay of cash, while the accelerated depreciation represents non-cash charges.

The decision to consolidate call center locations was made in the first quarter of 2007 and accordingly the financial impact is not reflected in our December 31, 2006 financial statements. The actions to close the White Marsh, Maryland and Wixom, Michigan offices are expected to be substantially complete by December 31, 2007.

Refer to the Risk Factor “We could determine that we have excess capacity and reduce the size of our workforce or close additional remote call center locations, which could negatively impact our ability to collect on our portfolios” on page 20.

Industry Overview

The accounts receivable management industry is growing, driven by a number of industry trends, including:

•	Increasing levels of consumer debt obligations — According to the U.S. Federal Reserve Board, the consumer credit industry increased from $133.7 billion of consumer debt obligations in 1970 to $2.4 trillion of consumer debt obligations in November 2006, a compound annual growth rate of 8.3%. The Kaulkin Ginsberg report estimates that $158.0 billion of consumer debt is sold and re-sold annually in the U.S.

•	Increasing charge-offs of the underlying receivables — According to The Nilson Report, net charge-offs of credit card debt have increased from $8.2 billion in 1990 to $48.2 billion in 2004, a compound annual growth rate of 13.5%. The Nilson Report is forecasting an increase in the net charge-offs of credit card debt to $86.7 billion in 2010.

•	Increasing types of credit originators accessing the debt sale market — According to The Nilson Report, the cost for all types of purchased debt sold has increased from $6.0 billion in 1993 to $77.2 billion in 2004, a compound annual growth rate of 26.1%. Sellers of charged-off portfolios have expanded to include healthcare, utility and telecommunications providers, commercial banks, consumer finance companies, retail merchants and mortgage, auto finance companies and Chapter 7 and Chapter 13 bankruptcies. In addition, according to the Kaulkin Ginsberg report, classes of debt are expanding to include landlord-tenant and geographic specialization types of portfolios.

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

In the event that a credit originator sells receivables to a debt purchaser such as us, the credit originator receives immediate cash proceeds and eliminates the costs and risks associated with internal recovery operations. The purchase price for these charged-off receivables are generally discounted more than 90% from their face values, depending on the amount the purchaser anticipates it can recover and the anticipated effort required to recover that amount. Credit originators, as well as other holders of consumer debt, utilize a variety of processes to sell receivables, including the following:

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

History and Reorganization

Lee Acceptance Company was formed in 1962 for the purpose of purchasing and collecting charged-off consumer receivables. The business of purchasing and collecting charged-off consumer receivables was conducted through several successor companies. On September 20, 2002, we formed Asset Acceptance Holdings, LLC, a Delaware limited liability company, for the purpose of consummating an equity recapitalization. Effective September 30, 2002, AAC Investors, Inc. acquired a 60% equity interest in Asset Acceptance Holdings, LLC. After September 30, 2002, the business of purchasing and collecting charged-off debt previously conducted by AAC Holding Corp. and its subsidiaries and the business of financing sales of consumer product retailers previously conducted by Consumer Credit Corp. were effected through this newly formed company and its subsidiaries.

Immediately prior to our February 2004 initial public offering, all of the shares of capital stock of AAC Investors, Inc. and AAC Holding Corp. (which changed its name to RBR Holding Corp. in October 2002), which held 60% and 40%, respectively, of the equity membership interests in Asset Acceptance Holdings, LLC, were contributed to Asset Acceptance Capital Corp., a newly formed Delaware corporation, in exchange for shares of common stock of Asset Acceptance Capital Corp., which is the class of common stock offered in our initial public offering. As a result of this Reorganization, which was effected for the purpose of establishing a Delaware corporation as the issuer in our initial public offering, Asset Acceptance Holdings, LLC and its subsidiaries became indirect wholly-owned subsidiaries of the newly formed Asset Acceptance Capital Corp. In addition, RBR Holding Corp., which was structured as an S corporation under the Internal Revenue Code, became taxable as a C corporation after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. For more detailed information about our corporate history and this Reorganization, see “Item 1. Business — History and Reorganization”.

For comparison purposes we have presented pro forma net income, which is net income adjusted for pro forma income taxes assuming the consolidated entity was a C corporation for the year ended December 31, 2004.

Results of Operations

The following table sets forth selected statement of income data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated.

	Percent of Total Revenues			Percent of Cash Collections
	Years Ended December 31,			Years Ended December 31,
	2006	2005	2004	2006	2005	2004

Revenues
Purchased receivable revenues	98.7%	99.8%	99.5%	73.8%	78.8%	79.7%
Gain (loss) on sale of purchased receivables	1.2	(0.0)	0.2	0.9	(0.0)	0.2
Other revenues	0.1	0.2	0.3	0.1	0.2	0.2

Total revenues	100.0	100.0	100.0	74.8	79.0	80.1

Expenses
Salaries and benefits	32.3	30.1	51.7 (1)	24.1	23.8	41.4 (1)
Collections expense	31.2	29.3	26.5	23.3	23.1	21.3
Occupancy	3.5	3.3	2.9	2.6	2.6	2.3
Administrative	3.3	3.4	2.6	2.5	2.7	2.1
Depreciation and amortization	1.6	1.3	1.3	1.2	1.1	1.1
Loss on disposal of equipment	0.0	0.0	0.1	0.0	0.0	0.0

Total operating expense	71.9	67.4	85.1 (1)	53.7	53.3	68.2 (1)

Income from operations	28.1	32.6	14.9	21.1	25.7	11.9
Other income (expense)
Interest income	0.8	0.4	0.0	0.6	0.4	0.0
Interest expense	(0.2)	(0.2)	(0.8)	(0.2)	(0.2)	(0.6)
Other	(0.0)	0.0	0.0	(0.0)	0.0	0.0

Income before income taxes	28.7	32.8	14.1	21.5	25.9	11.3
Income taxes	10.8	12.5	13.8	8.1	9.9	11.0

Net income	17.9%	20.3%	0.3%	13.4%	16.0%	0.3%

Pro forma income taxes			5.3%			4.2%
Pro forma net income			8.8%			7.1%

(1)	Excluding the $45.7 million compensation and related payroll tax charge, salaries and benefits were 30.4% and 24.4% of revenues and collections, respectively, and total operating expenses were 63.8% and 51.2% of revenue and collections, respectively, for the year ended December 31, 2004. See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 — Operating Expenses”.

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Revenue

Total revenues were $254.9 million for the year ended December 31, 2006, an increase of $2.2 million, or 0.9%, over total revenues of $252.7 million for the year ended December 31, 2005. Purchased receivable revenues were $251.7 million for the year ended December 31, 2006, a decrease of $0.5 million, or 0.2%, under the year ended December 31, 2005 amount of $252.2 million. Purchased receivable revenues reflect net impairments recognized during the year ended December 31, 2006 and 2005 of $17.9 million and $22.3 million, respectively. The decrease in purchased receivable revenues was primarily due to lower average internal rates of return assigned to recent purchases, which was partially offset by lower impairments recorded during 2006 versus 2005. In addition, total revenue reflects a recognized gain on sale of purchased receivables during the year ended December 31, 2006 of $3.0 million compared to a $26,000 loss during the year ended December 31, 2005. Cash collections on charged-off consumer receivables increased 6.6% to $340.9 million for the year ended December 31, 2006 from $319.9 million for the same period in 2005. Cash collections for the year ended December 31, 2006 and 2005 include collections from fully amortized portfolios of $66.1 million and $56.1 million, respectively, of which 100% were reported as revenue.

During the year ended December 31, 2006, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $4.6 billion at a cost of $135.0 million, or 2.96% of face value, net of buybacks. Included in these purchase totals were 28 portfolios with an aggregate face value of $102.4 million at a cost of $3.1 million, or 3.05% of face value, net of buybacks, which were acquired through four forward flow contracts. Revenues on portfolios purchased from our top three sellers were $63.4 million and $67.7 million for the years ended December 31, 2006 and 2005, respectively. In addition, in 2003, we purchased one portfolio for $17.3 million (adjusted for buybacks through 2006) that accounted for 2.6% and 5.9% of our revenues in 2006 and 2005, respectively, which we believe will account for a declining percentage of our revenues in 2007 and beyond. Additionally, the Company acquired portfolios as a result of the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million. During the year ended December 31, 2005, we acquired charged-off consumer receivables portfolios with an aggregate face value of $4.1 billion at a cost of $100.9 million, or 2.46% of face value (adjusted for buybacks through 2006). Included in these purchase totals were 35 portfolios with an aggregate face value of $292.6 million at a cost of $10.6 million, or 3.61% of face value (adjusted for buybacks through 2006), which were acquired through four forward contracts. From period to period, we may buy paper of varying age, types and cost. As a result, the costs of our purchases, as a percent of face value, may fluctuate from one period to the next.

Operating Expenses

Total operating expenses were $183.2 million for the year ended December 31, 2006, an increase of $12.8 million, or 7.5%, compared to total operating expenses of $170.4 million for the year ended December 31, 2005. Total operating expenses were 53.7% of cash collections for the year ended December 31, 2006, compared with 53.3% for the same period in 2005. The increase as a percent of cash collections was primarily due to an increase in salaries and benefits and collections expenses. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period, due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of operating expenses are variable in relation to cash collections.

Salaries and Benefits.  Salary and benefit expenses were $82.3 million for the year ended December 31, 2006, an increase of $6.2 million, or 8.1%, compared to salary and benefit expenses of $76.1 million for the year ended December 31, 2005. Salary and benefit expenses were 24.1% of cash collections during 2006 compared with 23.8%, for the same period in 2005. Salary and benefit expenses increased as a percentage of cash collections due to higher legal salaries expense related to the number of accounts for which legal cash collections were received. In addition, the Company made necessary employee additions to strengthen accounting and finance, information technology, marketing and human resources departments and increased expenses due to the acquisition of PARC on April 28, 2006.

Collections Expense.  Collections expense increased to $79.4 million for the year ended December 31, 2006, reflecting an increase of $5.4 million, or 7.3%, over collections expense of $74.0 million for the year ended December 31, 2005. Collections expense was 23.3% of cash collections during 2006 compared with 23.1% for the same period in 2005. Collections expense increased as a percentage of cash collections primarily due to an increase in legal expenses, which was partially offset by a reduction in collection letters expense and information acquisition expense. The increase in legal expense was due to an increase in the number of accounts for which legal action has been initiated as well as an increase in legal forwarding fees due to higher legal activity outsourced to third-party law firms collecting on our behalf on a contingent fee basis. The decrease in the collection letters expense was primarily due to a decrease in the number of letters mailed and the timing of those letters arising from changes in our collection letter strategy.

Occupancy.  Occupancy expense was $9.0 million for the year ended December 31, 2006, an increase of $0.6 million, or 7.4%, over occupancy expense of $8.4 million for the year ended December 31, 2005. Occupancy expense was 2.6% of cash collections during 2006 compared with 2.6% for the same period in 2005. The $0.6 million increase in occupancy expense included the July 2006 lease amendment for the Warren, Michigan facility and higher expenses due to the acquisition of PARC on April 28, 2006.

Administrative.  Administrative expenses decreased to $8.4 million for the year ended December 31, 2006, from $8.6 million for the year ended December 31, 2005, reflecting a $0.2 million, or 2.4%, decrease. Administrative expenses were 2.5% of cash collections during 2006 compared with 2.7% for the same period in 2005. Administrative expenses decreased as a percentage of cash collections principally due to an accrual for probable property tax assessments of $0.8 million which was recorded during the year ended December 31, 2005. During 2006, we determined that we would not be paying these property taxes and therefore reversed the $0.8 million that was accrued in 2005. In addition, the decrease was partially offset by the shorter vesting period for the non-employee directors annual stock option awards, increased professional service fees as well as higher expenses due to the acquisition of PARC on April 28, 2006. Furthermore, administrative expenses during the year ended December 31, 2005 included secondary offering costs of $0.5 million.

Depreciation and Amortization.  Depreciation and amortization expense was $4.2 million for the year ended December 31, 2006, an increase of $0.9 million or 25.2% over depreciation and amortization expense of $3.3 million for the year ended December 31, 2005. Depreciation and amortization expense was 1.2% of cash collections during 2006 compared with 1.1% for the same period in 2005. Depreciation and amortization increased as a percentage of cash collections primarily due to depreciation for new telecommunications equipment purchased during 2006 as well as the amortization of intangible assets acquired as a result of the acquisition of PARC on April 28, 2006.

Interest Income.  Interest income was $2.0 million during 2006, reflecting an increase of $0.9 million compared to $1.1 million interest income for the year ended December 31, 2005. Interest income was 0.6% as a percentage of cash collections during 2006 compared with 0.4% for the same period in 2005. Interest income increased as a percentage of cash collections due to increased interest rates for the twelve months ended December 31, 2006 compared to the prior year as well as the increased average cash and investment balances earning interest during the twelve months ended December 31, 2006 versus 2005.

Interest Expense.  Interest expense was $0.6 million for each of the years ended December 31, 2006 and 2005. Interest expense remained consistent at 0.2% of cash collections during 2006 and 2005, respectively. Interest expense included the amortization of capitalized bank fees of $0.2 million for each of the years ended December 31, 2006 and 2005, respectively.

Income Taxes.  Income taxes of $27.5 million reflect a federal tax rate of 35.3% and a state tax rate of 2.4% (net of federal tax benefit including utilization of state net operating losses) for the year ended December 31, 2006. For the year ended December 31, 2005, the federal tax rate was 35.1% and the state tax rate was 3.1% (net of federal tax benefit). The 0.7% decrease in the state rate was due to changes in apportionment percentages as well as rate changes among the various states. Income tax expense decreased $4.2 million, or 13.0% from income tax expense of

$31.7 million for the year ended December 31, 2005. The decrease in income tax expense was due to a decrease in pre-tax financial statement income, which was $73.1 million for the year ended December 31, 2006 compared to $82.9 million for the same period in 2005.

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

During the year ended December 31, 2005, we acquired charged-off consumer receivables portfolios with an aggregate face value amount of $4.1 billion at a cost of $100.9 million, or 2.46% of face value (adjusted for buybacks through 2006). Included in these purchase totals were 35 portfolios with an aggregate face value of $292.6 million at a cost of $10.6 million, or 3.61% of face value, net of buybacks, which were acquired through four forward flow contracts. During the year ended December 31, 2004, we acquired charged-off consumer receivables portfolios with an aggregate face value of $4.3 billion at a cost of $86.7 million, or 2.00% of face value (adjusted for buybacks through 2006). Included in these purchase totals were 30 portfolios with an aggregate face value of $276.4 million at a cost of $8.0 million, or 2.88% of face value (adjusted for buybacks through 2006), which were acquired through five forward contracts. From period to period, we may buy paper of varying age, types and cost. As a result, the costs of our purchases, as a percent of face value, may fluctuate from one period to the next. The increase in our cost as a percent of face value to 2.45% for 2005 from 2.00% in 2004, is primarily due to increased competition for accounts, which resulted in higher purchase prices during 2005.

Operating Expenses

Total operating expenses were $170.4 million for the year ended December 31, 2005, a decrease of $12.3 million, or 6.8%, compared to total operating expenses of $182.7 million for the year ended December 31, 2004. Total operating expenses were 53.3% of cash collections for the year ended December 31, 2005, compared with 68.2% for the same period in 2004. Operating expenses as a percentage of cash collections during 2004 include a $45.0 million compensation charge and a $0.7 million payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period, due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of operating expenses are variable in relation to cash collections.

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

Excluding the $45.7 million compensation and related payroll tax charge in 2004, total operating expenses of $170.4 million during 2005 increased $33.3 million, or 24.3% from the $137.1 million in operating expenses for the same period in 2004. Operating expenses were 53.3% of cash collections for the year ended December 31, 2005, compared with 51.2% for the same period in 2004. The increase as a percent of cash collections was primarily due to an increase in collection expenses partially offset by a reduction in salaries and benefits expenses.

Salaries and Benefits.  Salary and benefit expenses were $76.1 million for the year ended December 31, 2005, a decrease of $34.9 million, or 31.5%, compared to salary and benefit expenses of $111.0 million for the year ended December 31, 2004. Salary and benefit expenses were 23.8% of cash collections during 2005 compared with 41.4% for the same period in 2004. Salary and benefit expenses decreased as a percentage of cash collections primarily due to the $45.7 million compensation and related payroll tax charge resulting from the vesting of the outstanding share appreciation rights upon our initial public offering in 2004.

Excluding the $45.7 million compensation and related payroll tax charge in 2004, salary and benefit expenses of $76.1 million for the year ended December 31, 2005 increased $10.8 million, or 16.4% over the $65.3 million in salary and benefit expenses during 2004. The increase over the prior year was primarily due to an increase in total employees, which grew to 1,980 at December 31, 2005 from 1,732 at December 31, 2004, in response to the growth in the number of our portfolios of charged-off consumer receivables. Salary and benefits expenses, excluding the $45.7 million compensation and related payroll tax charge, decreased to 23.8% of cash collections for the year ended December 31, 2005 from 24.4% of cash collections for the same period in 2004. The decrease in salary and benefits expenses, as adjusted, as a percent of cash collections were primarily due to improved benefit costs and increased efficiencies in legal collections. The overall gains in collection efficiency from our legal and forwarding areas were partially offset by decreases in traditional call center collections efficiency.

Collections Expense.  Collections expense increased to $74.0 million for the year ended December 31, 2005, reflecting an increase of $17.1 million, or 29.9%, over collections expense of $56.9 million for the year ended December 31, 2004. The increase was primarily attributable to the increased number of accounts on which we were collecting. Collections expense increased to 23.1% of cash collections for the year ended December 31, 2005 from 21.3% of cash collections for the year ended December 31, 2004. This increase as a percentage of cash collections was primarily due to increases in amounts spent for collection letters as well as increased legal collection expenses. The increase in the collection letters expense was primarily due to collection strategies that focused on stimulating payments through letter campaigns and an increase in the number of accounts owned and actively pursued. The increase in legal expense was due to an increase in the number of accounts for which legal action has been initiated.

Occupancy.  Occupancy expense was $8.4 million for the year ended December 31, 2005, an increase of $2.3 million, or 36.7%, over occupancy expense of $6.1 million for the year ended December 31, 2004. Occupancy expense was 2.6% and 2.3% of cash collections for the years ended December 31, 2005 and 2004, respectively. The increase as a percentage of cash collections was primarily attributable to the relocation of our headquarters to a larger facility in Warren, Michigan in November 2004.

Administrative.  Administrative expenses increased to $8.6 million for the year ended December 31, 2005, from $5.7 million for the year ended December 31, 2004, reflecting a $2.9 million, or 51.1%, increase. Administrative expenses were 2.7% and 2.1% as a percentage of cash collections for the years ended December 31, 2005 and 2004, respectively. The increase as a percentage of cash collections was principally due to costs related to the secondary offering, additional contract labor and consultants for the testing of internal controls for compliance with Section 404 of Sarbanes-Oxley, increased director fees and expenses and increased property tax assessments.

Depreciation and Amortization.  Depreciation and amortization expenses was $3.3 million for the year ended December 31, 2005, an increase of $0.4 million or 15.9% over depreciation and amortization expense of $2.9 million for the year ended December 31, 2004. Depreciation and amortization expenses were 1.1% of cash collections for each of the years ended December 31, 2005 and 2004, respectively. The increase as a percentage of cash collations was due to capital expenditures during 2005 and 2004, which were required to support the increased number of accounts serviced by us and the purchase of furniture and technology equipment in our new and expanded facilities.

Interest Income.  Interest income was $1.1 million during 2005, reflecting an increase of $1.1 million compared to nominal interest income for the year ended December 31, 2004. Interest income was 0.4% of cash collections for the year ended December 31, 2005. The increase as a percentage of cash collections was primarily due to interest received related to our increased cash position over the prior year in addition to higher interest rates during 2005 over the prior year.

Interest Expense.  Interest expense was $0.6 million for the year ended December 31, 2005, reflecting a decrease of $1.1 million, or 67.3%, compared to interest expense of $1.7 million for the year ended December 31, 2004. Interest expense was 0.2% and 0.6% as a percentage of cash collections for the years ended December 31, 2005 and 2004, respectively. During February 2004, we paid in full a related party debt of $40.0 million, which resulted in a reduction in interest expense of $0.4 million during the year ended December 31, 2005 from the same period in the prior year. Additionally, the decrease in interest expense was due to lower average borrowings on our line of credit, which decreased to $0.2 million for the year ended December 31, 2005 from $16.1 million for the same period in 2004. The reduction in our average borrowings was due to repayment of $37.7 million of debt from the proceeds of the initial public offering and cash generated from operations. Interest expense included the amortization of capitalized bank fees of $0.2 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively.

Income Taxes.  Income taxes of $31.7 million reflect a federal tax rate of 35.1% and a state tax rate of 3.1% (net of federal tax benefit including utilization of state net operating losses) for the year ended December 31, 2005. For the year ended December 31, 2004, the federal tax rate was 35.0% and the state tax rate was 2.2% (net of federal tax benefit). The 0.9% increase in the state rate was due to changing apportionment percentages among the various states, the decrease in the federal benefit of state tax expenses due to the utilization of state net operating losses, and other adjustments. Income taxes for the year ended December 31, 2004 (excluding the deferred tax charge related to RBR Holding Corp.) reflected income tax expense on 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings, LLC) was taxed as an S corporation under the Internal Revenue Code and, therefore, taxable income was included on the shareholders’ individual tax returns. Income taxes during the period February 5, 2004 through December 31, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. as part of the Reorganization.

Supplemental Performance Data

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since 1997 through December 31, 2006.

						Total Estimated
			Cash Collections	Estimated	Total	Collections as a
Purchase	Number of	Purchase	Including Cash	Remaining	Estimated	Percentage of
Period	Portfolios	Price(1)	Sales(2)	Collections(3)(4)	Collections	Purchase Price(2)
	(dollars in thousands)

1997	45	4,345	29,287	424	29,711	684
1998	61	16,411	81,236	3,881	85,117	519
1999	51	12,924	59,862	5,679	65,541	507
2000	49	20,593	117,554	18,455	136,009	660
2001	62	43,127	236,047	53,420	289,467	671
2002	94	72,261	288,696	113,335	402,031	556
2003	76	87,157	304,454	210,905	515,359	591
2004	106	86,655	154,392	215,940	370,332	427
2005	104	100,864	83,739	233,713	317,452	315
2006(5)	154	143,321	32,750	403,718	436,468	305

Total	802	$587,658	$1,388,017	$1,259,470	$2,647,487	451%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales, which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios, which occurred at the time of purchase.

(3)	Estimated remaining collections are based on historical cash collections. Please refer to forward-looking statements within Item 1A. Risk Factors on page 17 and Critical Accounting policies on page 46 for further information regarding these estimates.

(4)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using a 120 month collection forecast from the date of purchase.

(5)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of December 31, 2006.

			Unamortized	Unamortized
	Unamortized		Balance as a	Balance as a
	Balance as of	Purchase	Percentage of	Percentage of
Purchase Period	December 31, 2006	Price(1)	Purchase Price	Total
	(dollars in thousands)

2001	$87	$43,127	0.2%	0.0%
2002	11,801	72,261	16.3	3.9
2003	29,295	87,157	33.6	9.7
2004	50,526	86,655	58.3	16.9
2005	77,937	100,864	77.3	25.9
2006(2)	131,195	143,321	91.5	43.6

Total	$300,841	$533,385	56.4%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

Account Representative Productivity and Turnover

We measure traditional call center account representative productivity by two major categories, those with less than one year of experience and those with one or more years of experience. The following tables display our results.

Account Representatives by Experience(1)

	For the Year Ended
	December 31,
	2006	2005	2004

Number of account representatives:
One year or more(2)	573	510	471
Less than one year(3)	399	540	437

Total account representatives	972	1,050	908

(1)	Excluding Full Time Equivalent (“FTE”) account representatives from PARC from the date of acquisition through December 31, 2006.

(2)	Based on number of average traditional call center FTE account representatives with one or more years of service.

(3)	Based on number of average traditional call center FTE account representatives with less than one year of service, including new employees in training.

Collection Averages by Experience(1)

	For the Year Ended
	December 31,
	2006	2005	2004

Collection averages:
One year or more(2)	$193,951	$199,734	$195,426
Less than one year(3)	123,253	117,859	139,891
Overall average	164,932	157,661	168,708

(1)	Excluding collections and FTE account representatives from PARC from the date of acquisition through December 31, 2006.

(2)	Based on number of traditional call center FTE account representatives with one or more years of service.

(3)	Based on number of traditional call center FTE account representatives with less than one year of service, including new employees in training.

We believe that there is an adverse relationship between the collection department productivity and collection department turnover. We believe our employee relations are good considering the turnover experience inherent in our line of business. Collection averages tend to increase for the collection department as it gains experience. The following table provides annualized collection department turnover data for traditional collections for 2006, 2005 and 2004:

Turnover by Experience(1)

	For the Year Ended
	December 31,
	2006	2005	2004

Collection department turnover:
One year or more(2)	44.9%	39.3%	38.4%
Less than one year(3)	107.4	117.8	103.3
Overall turnover	69.5	78.8	69.0

(1)	Excluding collections and FTE within the collection department from PARC from the date of acquisition through December 31, 2006.

(2)	Based on number of traditional call center employees within the collection department with one or more years of service.

(3)	Based on number of traditional call center employees within the collection department with less than one year of service, including new employees in training.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.

Historical Collections(1)

Purchase	Purchase	Year Ended December 31,
Period	Price(3)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
		(dollars in thousands)

Pre-1997		$7,713	$5,684	$4,493	$3,718	$2,607	$1,862	$1,605	$1,283	$1,270	$918
1997	$4,345	1,682	4,919	5,573	5,017	3,563	2,681	1,785	1,526	1,342	1,090
1998	16,411	—	4,835	15,220	15,045	12,962	11,021	7,987	5,582	4,653	3,352
1999	12,925	—	—	3,761	11,331	10,862	9,750	8,278	6,675	5,022	3,935
2000	20,593	—	—	—	8,895	23,444	22,559	20,318	17,196	14,062	10,603
2001	43,127	—	—	—	—	17,630	50,327	50,967	45,713	39,865	30,472
2002	72,261	—	—	—	—	—	22,340	70,813	72,024	67,649	55,373
2003	87,157	—	—	—	—	—	—	36,067	94,564	94,234	79,423
2004	86,655	—	—	—	—	—	—	—	23,365	68,354	62,673
2005	100,864	—	—	—	—	—	—	—	—	23,459	60,280
2006(2)	143,321	—	—	—	—	—	—	—	—	—	32,751

Total		$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870

Cumulative Collections(1)

Purchase	Purchase	Total Through December 31,
Period	Price(3)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
		(dollars in thousands)

1997	$4,345	$1,682	$6,601	$12,174	$17,191	$20,754	$23,435	$25,220	$26,746	$28,088	$29,178
1998	16,411	—	4,835	20,055	35,100	48,062	59,083	67,070	72,652	77,305	80,657
1999	12,925	—	—	3,761	15,092	25,954	35,704	43,982	50,657	55,679	59,614
2000	20,593	—	—	—	8,895	32,339	54,898	75,216	92,412	106,474	117,077
2001	43,127	—	—	—	—	17,630	67,957	118,924	164,637	204,502	234,974
2002	72,261	—	—	—	—	—	22,340	93,153	165,177	232,826	288,199
2003	87,157	—	—	—	—	—	—	36,067	130,631	224,865	304,288
2004	86,655	—	—	—	—	—	—	—	23,365	91,719	154,392
2005	100,864	—	—	—	—	—	—	—	—	23,459	83,739
2006(2)	143,321	—	—	—	—	—	—	—	—	—	32,751

Cumulative Collections as Percentage of Purchase Price(1)

Purchase	Purchase	Total Through December 31,
Period	Price(3)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

1997	$4,345	39%	152%	280%	396%	478%	539%	580%	616%	646%	672%
1998	16,411	—	29	122	214	293	360	409	443	471	491
1999	12,925	—	—	29	117	201	276	340	392	431	461
2000	20,593	—	—	—	43	157	267	365	449	517	569
2001	43,127	—	—	—	—	41	158	276	382	474	545
2002	72,261	—	—	—	—	—	31	129	229	322	399
2003	87,157	—	—	—	—	—	—	41	150	258	349
2004	86,655	—	—	—	—	—	—	—	27	106	178
2005	100,864	—	—	—	—	—	—	—	—	23	83
2006(2)	143,321	—	—	—	—	—	—	—	—	—	23

(1)	Does not include proceeds from sales of any receivables.

(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.

(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

Below is a chart that illustrates our quarterly collections for years 2002 through 2006.

Cash Collections

Quarter	2002	2003	2004	2005	2006

First	$27,297,721	$44,017,730	$65,196,055	$80,397,640	$89,389,858
Second	30,475,078	51,190,533	67,566,031	84,862,856	89,609,982
Third	29,337,914	48,622,829	66,825,822	78,159,364	80,914,791
Fourth	33,429,419	53,988,333	68,339,797	76,490,350	80,955,115

Total cash collections	$120,540,132	$197,819,425	$267,927,705	$319,910,210	$340,869,746

Below is a table that illustrates the percentages by source of our total cash collections:

	Year Ending December 31,
	2002	2003	2004	2005	2006

Traditional collections	66.6%	60.7%	57.2%	51.8%	48.1%
Legal collections	24.2	28.5	31.0	35.8	39.3
Other collections	9.2	10.8	11.8	12.4	12.6

Total cash collections	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth. During 2006, we repurchased 2,520,160 shares of our common stock for $40.5 million as well as acquired 100% of the outstanding shares of PARC for $16.2 million in the second quarter of 2006. In addition, we had borrowings of $17.0 million against our line of credit for the funding of the investment in fourth quarter purchased receivables.

Stock Repurchase Program

During June 2006, we approved a stock repurchase program of up to 2,500,000 shares, or approximately 6.7%, of the total outstanding common stock. During 2006, we repurchased 2,520,160 shares for $40.5 million, of which 2,500,000 shares, acquired under the stock repurchase program, were repurchased for $40.2 million with an average purchase price of $16.08 per share. As of December 31, 2006, we have completed the repurchase of shares available under the stock repurchase program.

Borrowings

We maintain a $100.0 million line of credit (the “Credit Agreement”) secured by a first priority lien on all of our assets. The Credit Agreement expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into 30, 60 or 90-day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our line of credit includes an accordion loan feature that allows us to request a $20.0 million increase in the credit facility. The line of credit has certain covenants and restrictions that we must comply with, which, as of December 31, 2006, we believe we were in compliance with, including:

•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes;

•	leverage ratio (as defined in the Credit Agreement) cannot exceed 1.5 to 1.0;

•	debt to total capitalization ratio (as defined in the Credit Agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004, which required a balance of $199.7 million as of December 31, 2006.

During February 2004, we used $37.7 million of the proceeds from our initial public offering to reduce the outstanding amount on our line of credit. There was a balance of $17.0 million outstanding on our line of credit at December 31, 2006.

In accordance with the Credit Agreement, we obtained approval from the lender prior to the PARC acquisition.

Cash Flows

The majority of our purchases have been funded with internal cash flow. For the year ended December 31, 2006, we invested $133.1 million in purchased receivables, net of buybacks, while borrowing $17.0 million against our line of credit. Our cash balance has decreased from $50.5 million at December 31, 2005 to $11.3 million as of December 31, 2006. In addition, we had borrowings of $17.0 million against our line of credit as of December 31, 2006 for the funding of the investment in fourth quarter purchased receivables. The decline in our cash balance resulted from an increase of $34.1 million invested in charged-off consumer receivable portfolios to $135.0 million invested in 2006 from $100.9 million invested during 2005. The additional decline in the cash balance also resulted from our $40.5 million repurchase of 2,520,160 shares of common stock. Furthermore, we acquired 100% of the outstanding shares of PARC for $16.2 million.

Our operating activities provided cash of $65.8 million, $87.2 million and $61.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash provided by operating activities for the years ended December 31, 2006, 2005 and 2004 were generated primarily from net income earned through cash collections. Cash provided by operating activities for the year ended December 31, 2004 was reduced by a $19.0 million cash payment of withholding taxes and employer taxes related to the share appreciation rights.

Investing activities used cash of $77.3 million, $50.7 million and $35.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash used for investing purposes was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal, acquisition of PARC, net of cash acquired, as well as purchases of property and equipment.

Financing activities used cash of $27.7 million, $0.2 million and $17.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash used by financing activities in 2006 was primarily due to the $40.2 million repurchase of 2,500,000 shares in accordance with the stock repurchase program, which was a considerable portion of the $40.5 million repurchase of 2,520,160 shares, as well as the $4.4 million repayment of PARC’s loan balances on the date of acquisition, which was partially offset by $17.0 million of borrowings against the line of credit to fund the investment in purchased receivables. Cash used by financing activities in 2005 was primarily due to repayments on capital lease obligations. Cash used by financing activities in 2004 was primarily due to repayments on our line of credit, net of borrowings, and the repayment of our related party notes payable offset by proceeds from our initial public offering.

We believe that cash generated from operations combined with borrowing available under our line of credit, will be sufficient to fund our operations for the next 12 months, although no assurance can be given in this regard. In the future, if we need additional capital for investment in purchased receivables, working capital or to grow our business or acquire other businesses, we may seek to sell additional equity or debt securities or we may seek to increase the availability under our line of credit.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2006:

	Year Ending December 31,
	2007	2008(2)	2009	2010	2011	Thereafter

Capital lease obligations	$63,802	$18,634	$—	$—	$—	$—
Operating lease obligations	6,732,485	5,767,019	4,894,699	3,946,520	3,739,779	14,364,097
Purchased receivables(1)	—	—	—	—	—	—
Line of credit(2)	—	17,000,000	—	—	—	—
Employment agreements	815,000	315,000	105,000	—	—	—

Total	$7,611,287	$23,100,653	$4,999,699	$3,946,520	$3,739,779	$14,364,097

(1)	During 2006, we renewed one forward flow contract, entered into two new forward flow contracts as well as acquired two on-going forward flow contracts that commit us to purchase receivables for a fixed percentage of the face amount of the receivables. The three forward flow contracts have terms beyond December 2006 with the last contract expiring in October 2007. The three forward flow contracts have estimated monthly purchases of approximately $713,000, depending upon circumstances, and the other two on-going forward flow contracts have estimated monthly purchases of approximately $13,500 over the next twelve months.

(2)	To the extent that a balance is outstanding on our line of credit, it would be due in May 2008.

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

We adopted the provisions of SOP 03-3 in January 2005 and apply SOP 03-3 to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend PB 6 for consistent treatment and apply prospectively to receivables acquired before January 1, 2005. Purchased receivables acquired before January 1, 2005 will continue to be accounted for under PB 6, as amended, for provisions related to decreases in expected cash flows.

Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is calculated for each static pool of receivables based on the projected cash flows. The IRR is applied to the remaining balance of each static pool of accounts to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the IRR may be adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Effective January 2005, under SOP 03-3, if the revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

Application of the interest method of accounting requires the use of estimates, primarily estimated remaining collections, to calculate a projected IRR for each pool. These estimates are primarily based on historical cash collections. If future cash collections are materially different in amount or timing than the remaining collections estimate, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact on yields and revenues. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and result in an impairment being recorded.

Recently Issued Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on the Company’s financial statements.

SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”

In June 2006, the FASB issued SFAS Interpretation No. 48 — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance regarding subsequent derecognition of a tax position, classification, interest and penalties, accounting in interim periods, disclosure, and transition method. FIN 48 is effective for the fiscal years beginning after December 15, 2006. We are evaluating our tax positions and the potential impact of this guidance on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to the interest rate risk with our variable line of credit. The average borrowings on the variable line of credit were $0.2 million, $0.2 million and $16.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Assuming a 200 basis point increase in interest rates on our variable rate debt, interest expense would have increased approximately $4,000, $3,000 and $306,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated increase in interest expense is based on the portion of our variable interest debt that is not offset by interest rate swap agreements and assumes no changes in the volume or composition of the debt. Interest rate fluctuations do not have a material impact on interest income from cash equivalents or available-for-sale investments. As of December 31, 2006, we have $17.0 million of borrowings against our variable line of credit. We currently do not have any swap or hedge agreements outstanding.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Refer to the Report of Management on Internal Control Over Financial Reporting located on page F-2 of the separate financial section of this Annual Report which is incorporated herein by reference.

Ernst & Young, LLP, the independent registered public accounting firm that audited the financial statements contained herein, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Refer to the Report of Independent Registered Public Accounting Firm — Internal Control located on page F-3 of the separate financial section of this Annual Report and are incorporated herein by reference.

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company has adopted a code of business conduct applicable to all directors, officers and employees, and which complies with the definition of a “code of ethics” set forth in Section 406(c) of the Sarbanes-Oxley Act of 2002 and the requirement of a “code of ethics” prescribed by Rule 4350(n) of The NASDAQ Stock Market LLC, Inc. Marketplace Rules. The code of business conduct is accessible at no charge on the Company’s website at www.assetacceptance.com. In the event we make any amendment to, or grant any waiver of, a provision of our code of business conduct that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on our website.

The other information required by Item 10 is included in the Proxy Statement for the 2007 Annual Meeting of Stockholders of the Company to be held May 22, 2007 which will be filed with the Securities and Exchange Commission (the “Proxy Statement”) and is incorporated herein by reference. Information about our Executive Officers is set forth in Part I. Supplemental Item, under the caption “Executive Officers of the Company”.

Item 11.	Executive Compensation

The information required by Item 11 is included in the Proxy Statement for the 2007 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by Item 12 is included in the Proxy Statement for the 2007 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference. The Company also incorporates herein by reference the Equity Compensation Plan information contained in Item 5 of this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included in the Proxy Statement for the 2007 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accounting Fees And Services

The information required by Item 14 is included in the Proxy Statement for the 2007 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statements Schedules

(a) The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements on page F-1 of the separate financial section of this Annual Report, which is incorporated herein by reference.

(b) The following exhibits are filed as a part of this Annual Report.

The following exhibits were previously filed unless otherwise indicated.

Exhibit
Number	Description

2.1	Asset Contribution and Securities Purchase Agreement among Asset Acceptance Holdings, LLC, AAC Holding Corp., Consumer Credit Corp., their respective shareholders and AAC Investors, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
2.2	Share Exchange Agreement dated October 24, 2003, among Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and the other parties thereto. (Incorporated by reference to Exhibit 2.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
3.1	Amended and Restated Certificate of Incorporation of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

Exhibit
Number	Description

3.2	Amended and Restated Bylaws of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.2 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.1	Credit Agreement dated September 30, 2002, between Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, Consumer Credit, LLC, Bank One, N.A., Standard Federal Bank, N.A., National City Bank of Michigan/ Illinois, Fifth Third Bank, Eastern Michigan, Comerica Bank and Bank One, N.A., as Agent, as amended. (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.2	Form of Amended and Restated Registration Rights Agreement among Asset Acceptance Capital Corp. and its stockholders. (Incorporated by reference to Exhibit 10.3 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.3	Asset Acceptance Holdings, LLC Year 2002 Share Appreciation Rights Plan effective as of September 30, 2002. (Incorporated by reference to Exhibit 10.4 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.4	Form of Share Appreciation Rights Agreement used in connection with grants under the Asset Acceptance Holdings, LLC Year 2002 Share Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.5 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.5	Form of 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.6	Lease dated November 17, 2000 between Brooklyn Heights Business Park Limited and Asset Acceptance Corp. for the property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio, as amended. (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.7	Second Amendment to Lease Agreement (for property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio). (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987), originally filed on October 24, 2003)
10.8	Industrial Gross Lease Agreement dated June 28, 2000 between Nottingham Village, Inc. and Asset Acceptance Corp, as successor to Alegis Group, L.P. and Sherman Financial Group, LLC, for the property located at 9940 Franklin Square Drive, Baltimore, Maryland, as amended. (Incorporated by reference to Exhibit 10.12 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.9	Lease dated February 15, 2002 between Alpha Drive Development Associates, L.L.C. and Asset Acceptance Corp. for the property located at 48325 Alpha Drive, Wixom, Michigan. (Incorporated by reference to Exhibit 10.13 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.10	Lease Agreement dated April 25, 2003 between Northpoint Atrium Limited Partnership and Asset Acceptance, LLC for the property located at 10500 Heritage Street, San Antonio, Texas. (Incorporated by reference to Exhibit 10.14 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.11	Lease Agreement dated July 25, 2003 between Orsett/ Piedmont Limited Liability Company and Asset Acceptance, LLC for the property located at 9801 South 51st Street, Phoenix, Arizona. (Incorporated by reference to Exhibit 10.15 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.12	Business Lease dated August 25, 2003 between First Industrial Development Services, Inc. and Asset Acceptance, LLC for the property located in Hillsborough County, Florida, as amended by First Amendment to Lease dated December 29, 2003. (Incorporated by reference to Exhibit 10.16 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

Exhibit
Number	Description

10.13	Lease Agreement dated October 31, 2003 by and between Van Dyke Office LLC and Asset Acceptance, LLC for the property located at 28405 Van Dyke Avenue, Warren, Michigan. (Incorporated by reference to Exhibit 10.17 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.14	First Amendment to Lease Agreement and Second Amendment to Lease Agreement (for property located at 28405 Van Dyke Avenue, Warren, Michigan). (Incorporated by reference to Exhibit 10.29 filed with Asset Acceptance Capital Corp. Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-123178))
10.15	Third Amendment to Lease Agreement for property located 28405 Van Dyke (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly report on Form 10-Q for the quarterly period ended March 31, 2006 (Quarterly Report No. 000-50552))
10.16	Fourth Amendment to Lease Agreement for property located at 28405 Van Dyke (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006 (Quarterly Report No. 000-50552))
10.17	Lease Agreement dated April 25, 2005 between 55 E. Jackson LLC and Asset Acceptance, LLC for the property located at 55 E. Jackson Boulevard, Chicago, Illinois 60604 (Incorporated by reference to Exhibit 10.30 filed with Asset Acceptance Capital Corp. Annual report on Form 10-K for the period ended December 31, 2005 (Annual Report No. 000-50552))
10.18	Employment Agreement dated September 30, 2002, between Nathaniel F. Bradley IV and Asset Acceptance Holdings, LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.19 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.19	Second Amendment To Employment Agreement, dated December 23, 2005, between Nathaniel F. Bradley IV and Asset Acceptance Holdings, LLC (Incorporated by reference to Exhibit 10.27 filed with Asset Acceptance Capital Corp. Annual report on Form 10-K for the period ended December 31, 2005 originally filed on February 27, 2006)
10.20	Employment Agreement dated September 30, 2002, between Mark A. Redman and Asset Acceptance Holdings, LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.20 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.21	Second Amendment To Employment Agreement, dated December 23, 2005, between Mark A. Redman and Asset Acceptance Holdings, LLC (Incorporated by reference to Exhibit 10.28 filed with Asset Acceptance Capital Corp. Annual report on Form 10-K for the period ended December 31, 2005 originally filed on February 27, 2006)
10.22	Employment Agreement dated April 28, 2006, between Christopher L. Conway, Premium Asset Recovery Corp. and Asset Acceptance Holdings, LLC (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly report on Form 10-Q originally filed on August 9, 2006)
10.23	Employment Agreement dated April 28, 2006, between Adam O. Holzhauer, Premium Asset Recovery Corp. and Asset Acceptance Holdings, LLC (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly report on Form 10-Q originally filed on August 9, 2006)
10.24	Agreement between Ontario Systems Corporation and Lee Acceptance Corp. dated June 26, 1992, as amended. (Incorporated by reference to Exhibit 10.22 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.25	Third Amendment To Credit Agreement, dated as of January 30, 2004 by and among Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, and Consumer Credit, LLC, and Med-Fi Acceptance, LLC, Bank One, NA, Standard Federal Bank, NA, National City Bank Of Michigan/ Illinois, Fifth Third Bank, Eastern Michigan, and Comerica Bank (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.26	Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

Exhibit
Number		Description

10.27		Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Holdings, LLC (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.28		Guaranty Agreement, dated as of January 30, 2004 by RBR Holding Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.29		Guaranty Agreement, dated as of January 30, 2004 by AAC Investors, Inc. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.30		Fourth Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.23 previously filed with our Current Report on Form 8-K originally filed on December 30, 2004)
10.31		Joinder Agreement, dated as of August 14, 2006 by and among Asset Acceptance, LLC, Consumer Credit, LLC, Rx Acquisitions, LLC, Premium Asset Recovery Corporation and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on November 11, 2006)
10.32		Stock Purchase Agreement between Asset Acceptance Holdings, LLC and the Shareholders of Premium Asset Recovery Corporation (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly report on Form 10-Q, originally filed on November 11, 2006)
10	.33*	2006 Amendment to Form of 2004 Stock Incentive Plan
21		Subsidiaries of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 21.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-123178))
31	.1*	Certification of Chief Executive Officer dated March 5, 2007 relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006
31	.2*	Certification of Chief Financial Officer dated March 5, 2007, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated March 5, 2007, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2007.

ASSET ACCEPTANCE CAPITAL CORP.

By:	/s/ NATHANIEL F. BRADLEY IV
Nathaniel F. Bradley IV,
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 5, 2007.

Signature	Title

/s/ NATHANIEL F. BRADLEY IV Nathaniel F. Bradley IV	Chairman, President, Chief Executive Officer and Director (principal executive officer)

/s/ MARK A. REDMAN Mark A. Redman	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ JENNIFER ADAMS Jennifer Adams	Director

/s/ TERRENCE D. DANIELS Terrence D. Daniels	Director

/s/ DONALD HAIDER Donald Haider	Director

/s/ ANTHONY R. IGNACZAK Anthony R. Ignaczak	Director

/s/ WILLIAM I JACOBS William I Jacobs	Director

/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Director

William F. Pickard	Director

ASSET ACCEPTANCE CAPITAL CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006, based on the COSO criteria. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. That report is included herein.

Asset Acceptance Capital Corp.

/s/  Nathaniel F. Bradley IV
Chairman, President and Chief Executive Officer
March 5, 2007

/s/  Mark A. Redman
Senior Vice President and Chief Financial Officer
March 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — INTERNAL CONTROL

The Board of Directors and Stockholders of
Asset Acceptance Capital Corp.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Asset Acceptance Capital Corp. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of the Company and our report dated March 5, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
March 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Asset Acceptance Capital Corp.

We have audited the accompanying consolidated balance sheets of Asset Acceptance Capital Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, effective January 1, 2005 the Company changed its method of accounting for investments in purchased accounts receivable in accordance with Statement of Position 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
March 5, 2007

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	December 31,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$11,307,451	$50,518,934
Purchased receivables, net	300,840,508	248,990,772
Property and equipment, net	12,708,611	10,747,627
Goodwill	14,323,071	6,339,574
Income taxes receivable	3,235,426	—
Other assets	8,167,755	7,344,948

Total assets	$350,582,822	$323,941,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$3,666,042	$2,996,389
Accrued liabilities	13,026,622	11,643,385
Line of credit	17,000,000	—
Income taxes payable	—	1,071,179
Deferred tax liability, net	60,632,218	58,583,604
Capital lease obligations	79,821	186,944

Total liabilities	94,404,703	74,481,501

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued and outstanding shares — 37,225,275 at December 31, 2006 and 2005	372,253	372,253
Additional paid in capital	161,841,103	160,361,599
Retained earnings	134,244,500	88,726,502
Common stock in treasury; at cost, 2,505,160 shares at December 31, 2006	(40,279,737)	—

Total stockholders’ equity	256,178,119	249,460,354

Total liabilities and stockholders’ equity	$350,582,822	$323,941,855

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Income

	For the Years Ended December 31,
	2006	2005	2004

Revenues
Purchased receivable revenues, net	$251,693,213	$252,195,740	$213,723,161
Gain (loss) on sale of purchased receivables	2,953,607	(25,982)	467,670
Other revenues, net	225,946	514,109	562,299

Total revenues	254,872,766	252,683,867	214,753,130

Expenses
Salaries and benefits	82,273,658	76,107,311	111,034,466
Collections expense	79,367,568	73,974,369	56,948,596
Occupancy	8,967,026	8,352,320	6,108,996
Administrative	8,375,981	8,581,389	5,677,445
Depreciation and amortization	4,179,206	3,339,146	2,880,857
Loss on disposal of equipment	22,699	32,088	97,652

Total operating expenses	183,186,138	170,386,623	182,748,012

Income from operations	71,686,628	82,297,244	32,005,118
Other income (expense)
Interest income	2,034,733	1,142,888	28,191
Interest expense	(645,694)	(567,377)	(1,737,263)
Other	(12,090)	51,085	83,762

Income before income taxes	73,063,577	82,923,840	30,379,808
Income taxes	27,545,579	31,657,021	29,633,330

Net income	$45,517,998	$51,266,819	$746,478

Pro forma income taxes	$—	$—	$11,301,289

Pro forma net income	$—	$—	$19,078,519

Weighted average number of shares:
Basic	36,589,408	37,225,275	36,385,961
Diluted	36,620,577	37,270,297	36,393,705
Earnings per common share outstanding:
Basic	$1.24	$1.38	$0.02
Diluted	$1.24	$1.38	$0.02
Pro forma earnings per common share outstanding:
Basic	$—	$—	$0.52
Diluted	$—	$—	$0.52

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Stockholders’ Equity

			Additional		Common	Total
	Number of	Common	Paid in	Retained	Stock in	Stockholders’
	Shares	Stock	Capital	Earnings	Treasury	Equity

Balance at December 31, 2003	28,448,449	$284,484	$36,385,000	$37,713,205	$—	$74,382,689
Issuance of common stock	7,000,000	70,000	96,007,000	—	—	96,077,000
Contribution of assets	—	—	50,406	—	—	50,406
Issuance of common stock under employee stock plan	1,776,826	17,769	26,634,629	—	—	26,652,398
Compensation expense under share-based compensation plan	—	—	271,198	—	—	271,198
Distributions	—	—	—	(1,000,000)	—	(1,000,000)
Net income	—	—	—	746,478	—	746,478

Balance at December 31, 2004	37,225,275	372,253	159,348,233	37,459,683	—	197,180,169
Compensation expense under share-based compensation plan	—	—	1,013,366	—	—	1,013,366
Net income	—	—	—	51,266,819	—	51,266,819

Balance at December 31, 2005	37,225,275	372,253	160,361,599	88,726,502	—	249,460,354
Repurchases of common stock	—	—	—	—	(40,504,737)	(40,504,737)
Issuance of treasury shares	—	—	58,350	—	225,000	283,350
Compensation expense under share-based compensation plan	—	—	1,421,154	—	—	1,421,154
Net income	—	—	—	45,517,998	—	45,517,998

Balance at December 31, 2006	37,225,275	$372,253	$161,841,103	$134,244,500	$(40,279,737)	$256,178,119

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities
Net income	$45,517,998	$51,266,819	$746,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,179,206	3,339,146	2,880,857
Deferred income taxes	136,730	17,336,838	29,340,998
Share-based compensation expense	1,421,154	1,013,366	26,923,596
Net impairment of purchased receivables	17,891,809	22,285,355	—
Non-cash revenue	(1,136,906)	(6,745,221)	(2,316,091)
Loss on disposal of equipment	22,699	32,088	97,652
(Gain) loss on sale of purchased receivables	(2,953,607)	25,982	(467,670)
Changes in assets and liabilities, net of effects from purchase of PARC:
Increase in accounts payable and other liabilities	1,177,058	817,674	5,740,607
Decrease (increase) in other assets	3,723,798	(3,226,166)	(977,492)
Increase (decrease) in income taxes payable	(4,140,814)	1,068,679	(8,850)

Net cash provided by operating activities	65,839,125	87,214,560	61,960,085

Cash flows from investing activities
Proceeds from (repurchase of) the sale of purchased receivables	3,370,252	(29,776)	483,315
Investment in purchased receivables, net of buybacks	(133,149,151)	(100,221,771)	(86,980,198)
Principal collected on purchased receivables	72,421,630	52,174,335	56,520,635
Purchase of investment securities	(14,935,000)	—	—
Proceeds from sale of investment securities	14,935,000	—	—
Acquisition of PARC, net of cash acquired	(14,675,912)	—	—
Purchase of property and equipment	(5,408,237)	(2,662,269)	(5,753,169)
Proceeds from sale of property and equipment	157,497	—	—

Net cash used in investing activities	(77,283,921)	(50,739,481)	(35,729,417)

Cash flows from financing activities
Borrowings under line of credit	17,000,000	13,500,000	45,420,000
Repayment of line of credit	—	(13,500,000)	(118,370,000)
Repayment — related party	—	—	(39,560,110)
Repayment of capital lease obligations	(131,920)	(160,724)	(142,221)
Repayment of bank and other secured debt assumed from PARC	(4,413,380)	—	—
Purchase of treasury shares	(40,504,737)	—	—
Proceeds received for treasury shares	283,350	—	—
Distributions paid	—	—	(1,000,000)
Additional assets contributed	—	—	50,406
Proceeds from initial public offering, net of costs	—	—	96,077,000

Net cash used in financing activities	(27,766,687)	(160,724)	(17,524,925)

Net (decrease) increase in cash	(39,211,483)	36,314,355	8,705,743
Cash and cash equivalents at beginning of period	50,518,934	14,204,579	5,498,836

Cash and cash equivalents at end of period	$11,307,451	$50,518,934	$14,204,579

Supplemental disclosure of cash flow information
Cash paid for interest	$321,238	$344,267	$1,480,520
Cash paid for income taxes	$31,482,195	$11,801,891	$1,858,720
Non-cash investing and financing activities:
Capital lease obligations incurred	$24,797	$93,483	$177,641
Assumption of liabilities in conjunction with purchase of PARC:
Fair value of assets acquired less cash acquired	$20,311,217	$—	$—
Cash paid for capital stock less cash acquired	(14,675,912)	—	—

Net liabilities assumed	$5,635,305	$—	$—

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Operations

Asset Acceptance Capital Corp. and its subsidiaries (collectively referred to as the “Company”) are engaged in the purchase and collection of defaulted and charged-off accounts receivable portfolios. These receivables are acquired from consumer credit originators, primarily credit card issuers, consumer finance companies, healthcare providers, retail merchants, telecommunications and other utility providers as well as from resellers and other holders of consumer debt. The Company periodically sells receivables from these portfolios to unaffiliated companies.

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

The Company has presented pro forma income taxes and pro forma net income assuming the consolidated entity had been a C corporation for the year ended December 31, 2004. Tax rates used for pro forma income taxes are equal to the rates that would have been in effect had the Company been required to report tax expense in such years.

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

Investments

The Company accounts for its investments under the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards, (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company typically invests in debt securities, which it classifies and records as available-for-sale securities in the consolidated financial statements at market value with changes in market value included in other comprehensive income. At December 31, 2006 and 2005, the Company did not have any investments. In the event the Company’s investments experience an other than temporary impairment, such impairment is recognized in the consolidated statements of income.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Receivables Portfolios and Revenue Recognition

Purchased receivables are receivables that have been charged-off as uncollectible by the originating organ-ization and typically have been subject to previous collection efforts. The Company acquires the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (generally more than 90%) from their face values and are initially recorded at the Company’s cost to acquire the portfolio. Financing for the purchases is primarily provided by the Company’s cash generated from operations and the Company’s line of credit.

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

Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Based on historical cash collections, each pool is generally given an expected life of 60 months with the exception of healthcare pools, which are generally given a life of 36 months. The actual life of each pool may vary, but will generally amortize between 50 and 60 months with the exception of healthcare pools, which generally amortize between 30 and 40 months. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows less than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical trends to determine whether each static pool is performing as expected. This comparison is used to determine future estimated cash flows. Through financial statement reporting periods ended December 31, 2004, to the extent there were differences in actual performance versus expected performance, the IRR was adjusted prospectively to reflect the revised estimates of cash flow over the remaining life of the static pool. Effective January 2005, under SOP 03-3, if the revised cash flow estimates are greater than the original estimates, the IRR may be adjusted prospectively to reflect higher estimates of cash flow over the remaining life of the static pools. If the revised cash flow estimates are less than the original estimates, generally the IRR remains unchanged and an impairment may be recognized. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

The cost recovery method prescribed by SOP 03-3 and PB 6 are used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of December 31, 2006, the Company had 22 unamortized pools on the cost recovery method with an aggregate carrying value of $7.2 million or about 2.4% of the total carrying value of all purchased receivables. The Company had 19 unamortized pools on the cost recovery method with an aggregate carrying value of $3.8 million, or about 1.5% of the total carrying value of all purchased receivables as of December 31, 2005.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Periodically the Company will sell, on a non-recourse basis, all or a portion of a pool to third parties. The Company is an opportunistic seller and does not routinely review accounts as potential sales. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are generally compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and carrying value, in accordance with the SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of SFAS 125”. The agreements to sell receivables typically include general representations and warranties. Any accounts returned to the Company under these representations and warranties, and during the negotiated time frame, are netted against any “gains on sale of purchased receivables” or if they exceed the total reported gains for the period as a “loss on sale of purchased receivables”.

Changes in purchased receivables portfolios for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
	2006	2005

Beginning balance	$248,990,772	$216,479,676
Investment in purchased receivables, net of buybacks	133,149,151	100,221,771
Investment in purchased receivables acquired from PARC on April 28, 2006	8,293,763	—
Cost of sale of purchased receivables, net of returns	(416,645)	3,795
Cash collections	(340,869,746)	(319,910,210)
Purchased receivable revenues	251,693,213	252,195,740

Ending balance	$300,840,508	$248,990,772

Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of the purchased receivables. Changes in accretable yield for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
	2006	2005

Beginning balance	$848,545,458	$792,755,605
Revenue recognized on purchased receivables	(251,693,213)	(252,195,740)
Additions due to purchases during the period	282,601,117	235,356,934
Reclassifications from nonaccretable yield	79,175,922	72,628,659

Ending balance(1)	$958,629,284	$848,545,458

(1)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Please refer to forward-looking statements within Item 1A. Risk Factors on page 17 and Critical Accounting Policies on page 46 for further information regarding these estimates.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash collections for the years ended December 31, 2006, 2005 and 2004 include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of revenue from fully amortized pools are as follows:

	Year Ended December 31,
	2006	2005	2004

Revenue from fully amortized pools:
Pools that amortized before 60 months	$21,075,498	$28,801,081	$17,050,322
Pools that are 60 months or older	40,257,875	22,906,015	11,264,181
Pools under full cost recovery	4,776,544	4,384,993	2,862,737

Total revenue from fully amortized pools	$66,109,917	$56,092,089	$31,177,240

During the years ended December 31, 2006 and 2005, the Company recorded net impairments of $17.9 million and $22.3 million related to its purchased receivables. The net impairments charge reduced revenue and the allowance reduced the carrying value of the purchased receivables portfolios. No impairments were recognized during 2004 as the Company was accounting for revenue under PB 6. Changes in the allowance for receivable losses for the year were as follows:

	Year Ended December 31,
	2006	2005

Beginning balance	$22,285,355	$—
Impairments	21,017,509	23,877,355
Reversal of impairments(1)	(3,125,700)	(1,592,000)
Deductions(2)	(463,109)	—

Ending balance	$39,714,055	$22,285,355

(1)	During 2006, impairment reversals of $0.1 million and $3.0 million relate to impairment charges recognized during the fiscal years ended December 31, 2006 and 2005, respectively.

(2)	Deductions represent impairments on fully amortized purchased receivable portfolios that were written-off and cannot be reversed.

Finance Contract Receivables

Finance contract revenues are recognized based on the effective yield method. Unearned discounts on finance contract receivables were approximately $390,000 and $450,000 at December 31, 2006 and 2005, respectively. The fair value of finance contract receivables does not materially differ from their book value. An allowance for doubtful accounts is established for estimated losses on accounts based on historical losses. The allowance for doubtful accounts, which is netted against finance contract receivables on the consolidated statements of financial position, was approximately $617,000 and $135,000 at December 31, 2006 and 2005, respectively.

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross cash collections paid to the third parties as a component of collection expense. The percent of gross cash collections contributed by such third party relationships were 24.2%, 22.8% and 21.8% for the years ended December 31, 2006, 2005 and 2004, respectively.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment is recorded at cost. Expenditures for repairs and maintenance are charged to operations as incurred. The Company records depreciation expense on a straight-line basis with lives ranging from three to ten years. Depreciation expense was $3,646,439, $3,141,140 and $2,638,623 for the years ended December 31, 2006, 2005 and 2004, respectively.

Accrued Liabilities

As of December 31, 2006 and 2005, the total of accrued liabilities was $13,026,622 and $11,643,385, respectively. The details of the balances are identified in the following table.

	December 31,	December 31,
	2006	2005

Accrued payroll, benefits and bonuses	$8,408,244	$6,877,860
Deferred rent	2,858,418	1,793,844
Accrued general and administrative expenses	1,394,762	1,854,730
Other accrued expenses	365,198	1,116,951

Total accrued liabilities	$13,026,622	$11,643,385

Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The Company recognizes expense for defense costs when incurred.

Concentrations of Risk

The Company typically purchases portfolios in response to a request to bid received via e-mail or telephonically. The Company has also developed a marketing and acquisitions team that contacts and cultivates relationships with known and prospective sellers of portfolios. The Company has purchased portfolios from over 150 different debt sellers since 2000, including many of the largest consumer credit grantors in the United States. For the years ended December 31, 2006 and 2005, the Company invested 57.9% and 28.8%, respectively, of its purchased receivables from three sellers. Although the Company may invest 10% or more of its purchases in a year with a single debt seller, historically, the Company has not purchased more than 10% at cost from the same debt seller in consecutive years.

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

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation”, using the modified prospective application. The adoption of SFAS 123(R) requires all stock-based compensation awards granted to employees to be recognized in the consolidated financial statements at fair value, similar to that prescribed under SFAS 123. Prior to January 1, 2006, the Company recognized all stock-based compensation awards granted to employees under SFAS 123.

Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding. Diluted weighted average shares outstanding at December 31, 2006 and 2005, respectively, included 31,169 and 45,022 dilutive shares related to outstanding stock options. There were 221,749 and 12,715 outstanding options that were not included within the diluted weighted-average shares as their option price exceeded the market price of the Company’s stock at December 31, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets

Other intangible assets with finite lives arising from business combinations are amortized over their estimated useful lives, ranging from five to seven years, using the straight-line and double-declining methods. As prescribed by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is not amortized. Goodwill and other intangible assets are reviewed annually to assess recoverability or when impairment indicators are present. Impairment charges are recorded for intangible assets when the estimated fair value is less than the carrying value of that asset.

Intangible assets had a gross carrying amount of $5,417,500 and $1,207,500 at December 31, 2006 and 2005, respectively. The gross carrying amount at December 31, 2006 includes $1,980,000 of trademark and trade names that have an indefinite life and are not amortized. The accumulated amortization on intangible assets was $1,400,289 and $867,522 at December 31, 2006 and 2005, respectively and is included with other assets in the consolidated statements of financial position. Amortization expense was $532,767, $198,006 and $242,234 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for intangible assets subject to amortization at December 31, 2006 is as follows:

Year	Expense

2007	$608,928
2008	425,692
2009	384,395
2010	353,459
2011	166,792
Thereafter	97,945

Totals	$2,037,211

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on the Company’s financial statements.

SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”

In June 2006, the FASB issued SFAS Interpretation No. 48 — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance regarding subsequent derecognition of a tax position, classification, interest and penalties, accounting in interim periods, disclosure, and transition method. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The Company is evaluating its tax positions and the potential impact of this guidance on its financial statements.

2.	Line of Credit

The Company maintains a $100.0 million line of credit secured by a first priority lien on all of the Company’s assets. The Credit Agreement expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon the Company’s liquidity as defined in the Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into 30, 60 or 90-day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s line of credit includes an accordion loan feature that allows the Company to request a $20.0 million increase in the credit facility. Additionally, the Company pays an annual commitment fee of between 0.25% and 0.50% on the unused portion of the line of credit, depending on the Company’s liquidity. There was an outstanding balance of $17.0 million at December 31, 2006 with a weighted average interest rate of 8.25% and there was no outstanding balance as of December 31, 2005. For the years ended December 31, 2006, 2005 and 2004, the average borrowings under the line of credit were $0.2 million, $0.2 million and $16.1 million, respectively. Total interest expense related to the line of credit was $0.6 million, $0.6 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The interest expense included the amortization of capitalized bank fees of $222,544, $214,283 and $283,700 for the years ended December 31, 2006, 2005 and 2004, respectively. The line of credit facility has certain covenants and restrictions with which the Company must comply, including:

•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes;

•	leverage ratio (as defined in the Credit Agreement) cannot exceed 1.5 to 1.0;

•	debt to total capitalization ratio (as defined in the Credit Agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004 which required a balance of $199.7 million as of December 31, 2006.

Management believes it is in compliance with all terms of its Credit Agreement as of December 31, 2006.

In accordance with the Credit Agreement, the Company obtained approval from the lender for the PARC acquisition.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment

Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	December 31,	December 31,
	2006	2005

Computers and software	$12,343,711	$8,984,055
Furniture and fixtures	10,001,986	9,158,973
Leasehold improvements	2,051,391	2,017,496
Equipment under capital lease	321,783	485,299
Automobiles	47,404	136,525

Total property and equipment, cost	24,766,275	20,782,348
Less accumulated depreciation	(12,057,664)	(10,034,721)

Net property and equipment	$12,708,611	$10,747,627

4.	Acquisition of PARC

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

The following is an allocation of the purchase price to the assets acquired and liabilities assumed of PARC:

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

5.	Intangible Assets Related to PARC Acquisition

The Company acquired certain tangible and intangible assets with the purchase of PARC on April 28, 2006. Intangible assets acquired included customer contracts and relationships, non-compete agreements, trademarks and

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill. In accordance with SFAS 142, the Company is amortizing the customer relationships and contracts over seven years and the non-compete agreements over five years with a combined weighted-average amortization period of 5.74 years. In addition goodwill and trademarks are not amortized as they are considered to have an indefinite life. The Company reviews goodwill at least annually for impairment, in accordance with SFAS 142, and both of the indefinite and definitive lived intangible assets are reviewed at least annually for impairment, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

6.	Employee Benefits

The Company maintains a defined contribution profit sharing plan with 401(k) features for substantially all employees. The employees may contribute a maximum of $15,000 to the plan each year. The Company has elected to contribute 3% of each eligible participant’s compensation to the plan for 2006, 2005 and 2004. The Company’s related expense was $1,277,087, $1,163,154 and $953,903 for the years ended December 31, 2006, 2005 and 2004, respectively. The unpaid contribution was $1,279,413 and $1,148,610 as of December 31, 2006 and 2005, respectively. The unpaid contribution is included in accounts payable and accrued liabilities in the consolidated statements of financial position. Effective January 1, 2007, the Company amended its plan to provide a match for each eligible participant’s salary deferrals. The Company will match 100% on the first 3% contributed by each participant’s salary deferrals and will match 50% on the next 3% contributed by each participant’s salary deferrals. The Company’s match will be contributed each pay period.

The Company is self-insured for health and prescription drug benefits. Amounts charged to expense for health and prescription drug benefits, related administration and stop-loss insurance premiums were $6,986,404, $6,272,915 and $5,842,672 for the years ended December 31, 2006, 2005 and 2004, respectively, and was based on actual and estimated claims incurred. Accounts payable and accrued liabilities of the consolidated statements of financial position includes $650,000 and $1,181,000 for estimated health and drug benefits incurred but not paid for as of December 31, 2006 and 2005, respectively.

7.	Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation”, using the modified prospective application. The adoption of SFAS 123(R) requires all stock-based compensation awards granted to employees to be recognized in the consolidated financial statements at fair value, similar to that prescribed under SFAS 123. Prior to January 1, 2006, the Company recognized all stock-based compensation awards granted to employees under SFAS 123. Adoption of the SFAS 123(R) provisions did not have a material impact on our consolidated financial position, income or cash flows.

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

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Options issue year:	2006	2005	2004

Expected volatility	46.00%	46.00%	30.00%
Expected dividends	0.00%	0.00%	0.00%
Expected term	5 Years	5 Years	5 Years
Risk-free rate	4.55%-5.02%	3.82%-4.39%	2.98%-3.93%

Stock Options

As of December 31, 2006, the Company had options outstanding for 327,726 shares of its common stock under the 2004 stock incentive plan. These options have been granted to key employees and non-employee directors of the Company. Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant and have 10-year contractual terms. The options granted to key employees generally vest between one and five years from the grant date whereas the options granted to non-employee directors generally vest immediately. The fair values of the stock options are expensed on a straight-line basis over the vesting period. The related expense for the year ended December 31, 2006 includes $1,237,760 in administrative expenses for non-employee directors and $63,479 in salaries and benefits for employees. The related expense for the year ended December 31, 2005 includes $702,973 in administrative expenses for non-employee directors and $310,393 in salaries and benefits for employees. The related expense for the year ended December 31, 2004 includes $271,198 in administrative expenses for non-employee directors. The total tax benefit recognized in the consolidated statements of income was $486,663, $376,972 and $100,886 for the years ended December 31, 2006, 2005 and 2004, respectively. The following summarizes all stock option related transactions from January 1, 2006 through December 31, 2006:

			Weighted-Average	Aggregate
	Options	Weighted-Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value

January 1, 2006	251,049	$19.37
Granted	116,677	18.03
Exercised	(15,000)	18.89
Forfeited or expired	(25,000)	18.89

Outstanding at December 31, 2006	327,726	18.95	8.42	$123,448

Exercisable at December 31, 2006	290,226	$19.02	8.28	$87,248

The weighted-average fair value of the options granted during the years ended December 31, 2006, 2005 and 2004 were $8.43, $9.91 and $6.26, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was $30,000. No options were exercised during 2005 or 2004.

As of December 31, 2006, there was $285,278 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted with stock options. That cost is expected to be recognized over a weighted-average period of 4.08 years.

Cash received from options exercised during the year ended December 31, 2006 was $283,350 and the actual tax benefit realized for the tax deductions was $11,220 for the year ended December 31, 2006.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Shares

In connection with the April 28, 2006 acquisition of PARC, the Company agreed to grant 25,114 shares of restricted common stock as part of an employment agreement with PARC’s President. The value of the restricted shares are equal to the market price of the Company’s stock at the date of grant and contingently vest over approximately three years based upon certain performance goals.

The fair value of the restricted shares is expensed on a straight-line basis over the vesting period and assumes that performance goals will be achieved. If such goals are not met, the compensation cost previously recognized will be reversed. The related expense for the year ended December 31, 2006 includes $119,916 in salaries and benefits. There were no restricted shares granted or outstanding during 2005 or 2004, under the 2004 stock incentive plan.

As of December 31, 2006, there was $404,715 of total unrecognized compensation cost related to nonvested share-based compensation arrangement granted with restricted shares. That cost is expected to be recognized over a period of 2.25 years. There were no restricted shares vested as of December 31, 2006, under the 2004 stock incentive plan.

8.	Litigation Contingencies

The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of December 31, 2006 and does not believe exposure to be material.

9.	Long-Term Commitments

Leases

The Company has several operating leases outstanding which are primarily for office space, and several capital leases outstanding which are primarily for office equipment. Total rent expense related to operating leases were $7,334,989, $6,881,313 and $4,833,546 for the years ended December 31, 2006, 2005 and 2004, respectively.

The following is an analysis of the leased property under capital leases by major classes:

	December 31,	December 31,
	2006	2005

Office equipment	$321,783	$485,299
Less accumulated depreciation	(243,335)	(303,516)

Net leased property under capital leases	$78,448	$181,783

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of future minimum lease payments under operating and capital leases, together with the present value of the net minimum lease payments related to capital leases, as of December 31, 2006:

	Operating	Capital
	Leases	Leases

Years ending December 31:
2007	$6,732,485	$63,802
2008	5,767,019	18,634
2009	4,894,699	—
2010	3,946,520	—
2011	3,739,779	—
2012 and thereafter	14,364,097	—

Total minimum lease payments	$39,444,599	82,436

Less amount representing interest		(2,615)

Present value of net minimum lease payments		$79,821

Employment Agreements

The Company has four employment agreements with certain members of management. Such agreements call for the payment of base compensation and certain benefits. On February 2, 2004, the Company amended its employment agreements with Nathaniel F. Bradley IV, our Chairman, President and Chief Executive Officer and Mark A. Redman, Senior Vice President and Chief Financial Officer, to extend their employment agreements to December 31, 2007. At December 31, 2006, estimated remaining compensation under these agreements is approximately $1,235,000. Two of the four employment agreements will automatically renew on their respective expiration dates for one year periods unless the executive or the Company terminates the employment agreement in writing. The agreements also include confidentiality and non-compete provisions.

Registration Rights Agreement

In April 2005, the Company completed a secondary public offering of 5,750,000 shares of its common stock. All of these shares were sold by selling stockholders, which include members of management and other holders, and none of the shares were sold by the Company. The selling stockholders received all of the net proceeds from the sale of the shares. Pursuant to the registration rights agreement between the Company and certain of the selling stockholders, the Company paid approximately $500,000 of costs related to the secondary offering. In addition, the selling stockholders collectively retain the right to request three additional registrations of specified shares under the registration rights agreement, in which case the Company will be required to bear applicable offering expenses in the quarter in which any future offering occurs.

10.	Estimated Fair Value of Financial Instruments

The accompanying financial statements include estimated fair value information as of December 31, 2006 and 2005, as required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Receivables

The Company records purchased receivables at cost, which is discounted from the contractual receivable balance. The carrying value of receivables, which is based upon estimated future cash flows, approximated fair value at December 31, 2006 and 2005.

Line of Credit

The book value of the Company’s line of credit balance approximates its fair value at December 31, 2006. There was no outstanding balance at December 31, 2005.

11.	Income Taxes

The components of income tax expense from continuing operations are set forth below:

	Year Ended December 31,
	2006	2005	2004

Income taxes consist of:
Federal actual	$25,483,469	$12,538,136	$160,000
State actual	1,925,380	1,782,047	132,333
Federal deferred	338,836	16,557,716	27,770,065
State deferred — net	(202,106)	779,122	1,570,932

Total	$27,545,579	$31,657,021	$29,633,330

Tax expense differs from the application of statutory rates to pretax income. The reconciliation of income tax expense and the statutory rates is set forth below:

	Year Ended December 31,
	2006	2005	2004

Federal taxes at statutory rate	$25,550,425	$29,027,349	$10,639,104
Other adjustments	214,130	339,362	—
S corporation benefit — federal	—	—	(825,193)
S corporation benefit — state	—	—	(51,869)
Deferred tax charge — federal	—	—	18,116,154
Deferred tax charge — state	—	—	1,190,490
State income taxes, net of federal tax benefit	1,781,024	2,290,310	564,644

Effective income taxes	$27,545,579	$31,657,021	$29,633,330

Income taxes for the year ended December 31, 2004 included: (1) a deferred tax charge of $19.3 million resulting from RBR Holding Corp. losing its S corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004 and (2) a tax benefit of $17.0 million from the vesting of 1,200,638 share appreciation rights related to Asset Acceptance Holdings, LLC’s 2002 share appreciation rights plan.

Income taxes for the year ended December 31, 2004 (excluding the deferred tax charge related to RBR Holding Corp. and the tax benefit related to the vesting of the share appreciation rights) reflected income tax expense on only 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings, LLC) was taxed as an S corporation under the Internal Revenue Code and, therefore, taxable income was included on the shareholders’ individual tax returns. Income taxes during the period February 5, 2004 through December 31, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The tax effect of temporary differences that gave rise to the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2006	2005

Deferred tax asset:
Accrued expenses	$1,721,060	$1,393,107
Stock options	899,056	480,427
Intangible assets	9,617	200,032
Charge-off adjustment	230,758	50,490
Operating loss carryforward	—	47,321
Other	91,511	50,613

Total	2,952,002	2,221,990

Deferred tax liability:
Purchased receivables revenue recognition	60,599,473	58,079,410
Property and equipment	1,459,541	1,580,525
Transaction costs	717,049	538,175
Special tax basis adjustment	480,201	335,182
Prepaid expenses	220,338	150,804
Other	107,618	121,498

Total	63,584,220	60,805,594

Net deferred tax liability	$60,632,218	$58,583,604

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Selected Quarterly Operating Results (unaudited)

The following tables set forth a summary of the Company’s consolidated results on a quarterly basis for the years ended December 31, 2006 and 2005. The information for each of these quarters is unaudited and, in the Company’s opinion, has been prepared on a basis consistent with the Company’s audited consolidated financial statements appearing elsewhere in this Annual Report. This information includes all adjustments, consisting only of normal recurring adjustments the Company considered necessary for a fair presentation of this information when read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this Annual Report. Results of operations for any quarter are not necessarily indicative of the results for a full year or any future periods.

Quarterly Financial Data

	Quarter
	First	Second	Third	Fourth
	(in thousands except per share data)

2006
Total revenues	$67,381	$66,781	$59,170	$61,541
Total operating expenses	47,555	47,217	42,922	45,492
Income from operations	19,826	19,564	16,248	16,049
Net income	12,590	12,419	10,701	9,808
Weighted average shares:
Basic	37,213	37,216	36,858	35,091
Diluted	37,243	37,256	36,892	35,125
Earnings per common share outstanding:
Basic	$0.34	$0.33	$0.29	$0.28
Diluted	$0.34	$0.33	$0.29	$0.28

	Quarter
	First	Second	Third	Fourth
	(in thousands except per share data)

2005
Total revenues	$66,035	$68,803	$64,017	$53,830
Total operating expenses	41,812	42,520	42,225	43,830
Income from operations	24,223	26,283	21,792	10,000
Net income	15,145	16,317	13,707	6,098
Weighted average shares:
Basic	37,225	37,225	37,225	37,225
Diluted	37,245	37,264	37,306	37,267
Earnings per common share outstanding:
Basic	$0.41	$0.44	$0.37	$0.16
Diluted	$0.41	$0.44	$0.37	$0.16

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Changes in Allowance For Receivable Losses

	Quarter
	First	Second	Third	Fourth

2006
Beginning balance	$22,285,355	$24,979,355	$30,407,355	$36,640,955
Impairments	3,295,000	6,900,000	6,867,300	3,955,209
Reversal of impairments(1)	(601,000)	(1,442,500)	(587,600)	(494,600)
Deductions(2)	—	(29,500)	(46,100)	(387,509)

Ending balance	$24,979,355	$30,407,355	$36,640,955	$39,714,055

(1)	During 2006, impairment reversals of $0.1 million and $3.0 million relate to impairment charges recognized during the fiscal years ended December 31, 2006 and 2005, respectively.

(2)	Deductions represent impairments on fully amortized purchased receivable portfolios that were written-off and cannot be reversed.

	Quarter
	First	Second	Third	Fourth

2005
Beginning balance	$—	$700,000	$2,398,000	$6,994,000
Impairments	700,000	1,698,000	5,112,000	16,367,355
Reversal of impairments(1)	—	—	(516,000)	(1,076,000)

Ending balance	$700,000	$2,398,000	$6,994,000	$22,285,355

(1)	During 2005, impairment reversals of $813,000 relate to the second quarter impairment charges and $779,000 impairment reversals relate to third quarter impairment charges.

13.	Subsequent Event — Consolidation of Certain Remote Call Centers

On March 1, 2007, we filed a current report with the SEC on Form 8-K reporting our plans to close our White Marsh, Maryland and Wixom, Michigan offices in 2007. Closing these two offices will reduce occupancy expenses by approximately $1.5 million per year.

The Company does not expect there to be a meaningful reduction of other operating expenses, such as salaries and benefits, as a result of this office consolidation effort. The Company plans to offer relocation benefits to certain Maryland employees and plans to replace most other Maryland revenue generating positions in its remaining call center locations. Additionally, the Company plans to offer positions to all the Wixom, Michigan associates in the Warren, Michigan headquarters.

In conjunction with these office closings the Company plans will incur approximately $1.5 million in restructuring charges. This includes one-time termination benefits of approximately $0.2 million, accelerated depreciation charges on furniture and equipment of approximately $0.6 million, contract termination costs of approximately $0.5 million for the remaining lease payments on the Wixom, Michigan office and other exit costs of approximately $0.2 million. The termination benefits and other exit costs will require the outlay of cash, while the accelerated depreciation represents non-cash charges.

The decision to consolidate call center locations was made in the first quarter of 2007 and accordingly the financial impact is not reflected in the Company’s December 31, 2006 financial statements. The actions to close the White Marsh, Maryland and Wixom, Michigan offices are expected to be substantially complete by December 31, 2007.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Contribution and Securities Purchase Agreement among Asset Acceptance Holdings, LLC, AAC Holding Corp., Consumer Credit Corp., their respective shareholders and AAC Investors, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
2.2	Share Exchange Agreement dated October 24, 2003, among Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and the other parties thereto. (Incorporated by reference to Exhibit 2.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
3.1	Amended and Restated Certificate of Incorporation of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
3.2	Amended and Restated Bylaws of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.2 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.1	Credit Agreement dated September 30, 2002, between Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, Consumer Credit, LLC, Bank One, N.A., Standard Federal Bank, N.A., National City Bank of Michigan/ Illinois, Fifth Third Bank, Eastern Michigan, Comerica Bank and Bank One, N.A., as Agent, as amended. (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.2	Form of Amended and Restated Registration Rights Agreement among Asset Acceptance Capital Corp. and its stockholders. (Incorporated by reference to Exhibit 10.3 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.3	Asset Acceptance Holdings, LLC Year 2002 Share Appreciation Rights Plan effective as of September 30, 2002. (Incorporated by reference to Exhibit 10.4 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.4	Form of Share Appreciation Rights Agreement used in connection with grants under the Asset Acceptance Holdings, LLC Year 2002 Share Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.5 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.5	Form of 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.6	Lease dated November 17, 2000 between Brooklyn Heights Business Park Limited and Asset Acceptance Corp. for the property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio, as amended. (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.7	Second Amendment to Lease Agreement (for property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio). (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987), originally filed on October 24, 2003)
10.8	Industrial Gross Lease Agreement dated June 28, 2000 between Nottingham Village, Inc. and Asset Acceptance Corp, as successor to Alegis Group, L.P. and Sherman Financial Group, LLC, for the property located at 9940 Franklin Square Drive, Baltimore, Maryland, as amended. (Incorporated by reference to Exhibit 10.12 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.9	Lease dated February 15, 2002 between Alpha Drive Development Associates, L.L.C. and Asset Acceptance Corp. for the property located at 48325 Alpha Drive, Wixom, Michigan. (Incorporated by reference to Exhibit 10.13 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

Exhibit
Number	Description

10.10	Lease Agreement dated April 25, 2003 between Northpoint Atrium Limited Partnership and Asset Acceptance, LLC for the property located at 10500 Heritage Street, San Antonio, Texas. (Incorporated by reference to Exhibit 10.14 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.11	Lease Agreement dated July 25, 2003 between Orsett/ Piedmont Limited Liability Company and Asset Acceptance, LLC for the property located at 9801 South 51st Street, Phoenix, Arizona. (Incorporated by reference to Exhibit 10.15 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.12	Business Lease dated August 25, 2003 between First Industrial Development Services, Inc. and Asset Acceptance, LLC for the property located in Hillsborough County, Florida, as amended by First Amendment to Lease dated December 29, 2003. (Incorporated by reference to Exhibit 10.16 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.13	Lease Agreement dated October 31, 2003 by and between Van Dyke Office LLC and Asset Acceptance, LLC for the property located at 28405 Van Dyke Avenue, Warren, Michigan. (Incorporated by reference to Exhibit 10.17 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.14	First Amendment to Lease Agreement and Second Amendment to Lease Agreement (for property located at 28405 Van Dyke Avenue, Warren, Michigan). (Incorporated by reference to Exhibit 10.29 filed with Asset Acceptance Capital Corp. Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-123178))
10.15	Third Amendment to Lease Agreement for property located 28405 Van Dyke (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly report on Form 10-Q for the quarterly period ended March 31, 2006 (Quarterly Report No. 000-50552))
10.16	Fourth Amendment to Lease Agreement for property located at 28405 Van Dyke (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly report on Form 10-Q for the quarterly period ended June 30, 2006 (Quarterly Report No. 000-50552))
10.17	Lease Agreement dated April 25, 2005 between 55 E. Jackson LLC and Asset Acceptance, LLC for the property located at 55 E. Jackson Boulevard, Chicago, Illinois 60604 (Incorporated by reference to Exhibit 10.30 filed with Asset Acceptance Capital Corp. Annual report on Form 10-K for the period ended December 31, 2005 (Annual Report No. 000-50552))
10.18	Employment Agreement dated September 30, 2002, between Nathaniel F. Bradley IV and Asset Acceptance Holdings, LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.19 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.19	Second Amendment To Employment Agreement, dated December 23, 2005, between Nathaniel F. Bradley IV and Asset Acceptance Holdings, LLC (Incorporated by reference to Exhibit 10.27 filed with Asset Acceptance Capital Corp. Annual report on Form 10-K for the period ended December 31, 2005 originally filed on February 27, 2006)
10.20	Employment Agreement dated September 30, 2002, between Mark A. Redman and Asset Acceptance Holdings, LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.20 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.21	Second Amendment To Employment Agreement, dated December 23, 2005, between Mark A. Redman and Asset Acceptance Holdings, LLC (Incorporated by reference to Exhibit 10.28 filed with Asset Acceptance Capital Corp. Annual report on Form 10-K for the period ended December 31, 2005 originally filed on February 27, 2006)
10.22	Employment Agreement dated April 28, 2006, between Christopher L. Conway, Premium Asset Recovery Corp. and Asset Acceptance Holdings, LLC (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly report on Form 10-Q originally filed on August 9, 2006)
10.23	Employment Agreement dated April 28, 2006, between Adam O. Holzhauer, Premium Asset Recovery Corp. and Asset Acceptance Holdings, LLC (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly report on Form 10-Q originally filed on August 9, 2006)

Exhibit
Number		Description

10.24		Agreement between Ontario Systems Corporation and Lee Acceptance Corp. dated June 26, 1992, as amended. (Incorporated by reference to Exhibit 10.22 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.25		Third Amendment To Credit Agreement, dated as of January 30, 2004 by and among Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, and Consumer Credit, LLC, and Med-Fi Acceptance, LLC, Bank One, NA, Standard Federal Bank, NA, National City Bank Of Michigan/ Illinois, Fifth Third Bank, Eastern Michigan, and Comerica Bank (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.26		Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.27		Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Holdings, LLC (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.28		Guaranty Agreement, dated as of January 30, 2004 by RBR Holding Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.29		Guaranty Agreement, dated as of January 30, 2004 by AAC Investors, Inc. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.30		Fourth Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.23 previously filed with our Current Report on Form 8-K originally filed on December 30, 2004)
10.31		Joinder Agreement, dated as of August 14, 2006 by and among Asset Acceptance, LLC, Consumer Credit, LLC, Rx Acquisitions, LLC, Premium Asset Recovery Corporation and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on November 11, 2006)
10.32		Stock Purchase Agreement between Asset Acceptance Holdings, LLC and the Shareholders of Premium Asset Recovery Corporation (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly report on Form 10-Q, originally filed on November 11, 2006)
10	.33*	2006 Amendment to Form of 2004 Stock Incentive Plan
21		Subsidiaries of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 21.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-123178))
31	.1*	Certification of Chief Executive Officer dated March 5, 2007 relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006
31	.2*	Certification of Chief Financial Officer dated March 5, 2007, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated March 5, 2007, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006

*	Filed herewith