Form 10-Q
period 2007-03-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2007-05-04
CIK 1264707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
          As of April 19, 2007, 34,698,625 shares of the Registrant’s common stock were outstanding.

ASSET ACCEPTANCE CAPITAL CORP.
Quarterly Report on Form 10-Q

		Page
PART I – Financial Information
Item 1.	Consolidated Financial Statements (unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29
PART II – Other Information
Item 1.	Legal Proceedings	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6.	Exhibits	30
Signatures		31
Exhibits:	10.1 2007 Annual Incentive Compensation Plan for Management
	31.1 Rule 13a-14(a) Certification of Chief Executive Officer
	31.2 Rule 13a-14(a) Certification of Chief Financial Officer
	32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
Certification
Certification
Certification
Quarterly Report on Form 10-Q
This Form 10-Q and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Financial Position
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash	$9,724,661	$11,307,451
Purchased receivables, net	307,983,677	300,840,508
Property and equipment, net	12,233,421	12,708,611
Goodwill	14,323,071	14,323,071
Income taxes receivable	—	3,235,426
Other assets	7,929,013	8,167,755

Total assets	$352,193,843	$350,582,822

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,772,846	$3,666,042
Accrued liabilities	13,664,655	13,026,622
Line of credit	7,000,000	17,000,000
Income taxes payable	1,445,956	—
Deferred tax liability, net	60,830,004	60,632,218
Capital lease obligations	55,926	79,821

Total liabilities	86,769,387	94,404,703

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 37,250,389 and 37,225,275 at March 31, 2007 and December 31, 2006, respectively	372,504	372,253
Additional paid in capital	161,934,996	161,841,103
Retained earnings	144,095,753	134,244,500
Common stock in treasury; at cost, 2,551,764 and 2,505,160 shares at March 31, 2007 and December 31, 2006, respectively	(40,978,797)	(40,279,737)

Total stockholders’ equity	265,424,456	256,178,119

Total liabilities and stockholders’ equity	$352,193,843	$350,582,822

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues
Purchased receivable revenues, net	$66,782,034	$67,264,780
Other revenues, net	523,993	116,205

Total revenues	67,306,027	67,380,985

Expenses
Salaries and benefits	22,448,455	23,325,502
Collections expense	23,069,940	18,814,848
Occupancy	2,339,385	2,174,856
Administrative	2,213,356	2,350,499
Restructuring charges	148,111	—
Depreciation and amortization	1,088,892	889,617
(Gain) loss on disposal of equipment	(5,415)	145

Total operating expenses	51,302,724	47,555,467

Income from operations	16,003,303	19,825,518
Other income (expense)
Interest income	15,727	580,957
Interest expense	(263,818)	(177,544)
Other	12,209	(9,539)

Income before income taxes	15,767,421	20,219,392
Income taxes	5,916,168	7,629,297

Net income	$9,851,253	$12,590,095

Weighted average number of shares:
Basic	34,718,820	37,213,179
Diluted	34,725,992	37,243,261
Earnings per common share outstanding:
Basic	$0.28	$0.34
Diluted	$0.28	$0.34
See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$9,851,253	$12,590,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,088,892	889,617
Deferred income taxes	197,786	1,042,794
Share-based compensation expense	94,144	204,755
Net impairment of purchased receivables	4,473,100	2,694,000
Non-cash revenue	(438,475)	(503,347)
(Gain) loss on disposal of equipment	(5,415)	145
Changes in assets and liabilities:
Increase in accounts payable and other liabilities	744,837	4,854,096
Decrease in other assets	73,747	66,592
Increase in income taxes payable, net	4,681,382	5,100,000

Net cash provided by operating activities	20,761,251	26,938,747

Cash flows from investing activities
Investment in purchased receivables, net of buy backs	(36,214,485)	(25,432,528)
Principal collected on purchased receivables	25,036,691	19,934,425
Purchase of property and equipment	(454,785)	(2,078,772)
Proceeds from sale of property and equipment	11,493	—

Net cash used in investing activities	(11,621,086)	(7,576,875)

Cash flows from financing activities
Borrowings under line of credit	17,000,000	—
Repayment of line of credit	(27,000,000)	—
Repayment of capital lease obligations	(23,895)	(38,410)
Purchase of treasury shares	(699,060)	(302,406)

Net cash used in financing activities	(10,722,955)	(340,816)

Net (decrease) increase in cash	(1,582,790)	19,021,056
Cash at beginning of period	11,307,451	50,518,934

Cash at end of period	$9,724,661	$69,539,990

Supplemental disclosure of cash flow information
Cash paid for interest	$208,083	$132,239
Cash paid for income taxes	1,037,000	1,506,093
Non-cash investing and financing activities:
Capital lease obligations incurred	—	24,171
See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
  Nature of Operations
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
     The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2007 and its results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006, and all adjustments were of a normal recurring nature. The results of operations of the Company for the three months ended March 31, 2007 and 2006 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2006.
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

     The Company accounts for its investment in purchased receivables using the guidance provided by the Accounting Standards Executive Committee Statement of Position 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer” (“SOP 03-3”). The provisions of SOP 03-3 were adopted by the Company effective January 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend previously followed guidance, the Accounting Standards Executive Committee Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans”, for consistent treatment and apply prospectively to purchased receivables acquired before January 1, 2005. The Company purchases pools of homogenous accounts receivable and records each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are assumed to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.
     Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Based on historical cash collections, each pool is given an expected life of 60 months with the exception of healthcare pools, which are generally given a life of 36 months. The actual life of each pool may vary, but will generally amortize between 50 and 60 months with the exception of healthcare pools, which generally amortize between 30 and 40 months. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical trends to determine whether each static pool is performing as expected. This comparison is used to determine future estimated cash flows. If the revised cash flow estimates are greater than the original estimates, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.
     The cost recovery method prescribed by SOP 03-3 is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of March 31, 2007, the Company had 21 unamortized pools on the cost recovery method with an aggregate carrying value of $7.8 million or about 2.5% of the total carrying value of all purchased receivables. The Company had 22 unamortized pools on the cost recovery method with an aggregate carrying value of $7.2 million, or about 2.4% of the total carrying value of all purchased receivables as of December 31, 2006.
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

     Periodically the Company will sell, on a non-recourse basis, all or a portion of a pool to third parties. The Company is an opportunistic seller and does not routinely review accounts as potential sales. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are generally compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and carrying value, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of SFAS 125”. The agreements to sell receivables typically include general representations and warranties. Any accounts returned to the Company under these representations and warranties, and during the negotiated time frame, are netted against any “gains on sale of purchased receivables” or if they exceed the total reported gains for the period as a “loss on sale of purchased receivables”.
     Changes in purchased receivable portfolios for the three months ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,
	2007	2006
Beginning balance	$300,840,508	$248,990,772
Investment in purchased receivables, net of buybacks	36,214,485	26,032,528
Cash collections	(95,853,350)	(89,389,858)
Purchased receivable revenues	66,782,034	67,264,780

Ending balance	$307,983,677	$252,898,222

     Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of the purchased receivables. Changes in accretable yield for the three months ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,
	2007	2006
Beginning balance	$958,629,284	$848,545,458
Revenue recognized on purchased receivables	(66,782,034)	(67,264,780)
Additions due to purchases during the period	63,553,108	54,694,181
Reclassifications from nonaccretable yield	20,306,279	51,697,410

Ending balance (1)	$975,706,637	$887,672,269

(1)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Please refer to Forward-Looking Statements on page 15 and Critical Accounting Policies on page 28 for further information regarding these estimates.
     Cash collections for the three months ended March 31, 2007 and 2006 include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of revenue from fully amortized pools were as follows:

	Three months ended March 31,
	2007	2006
Revenues from fully amortized pools:
Pools that amortized before 60 months	$5,273,827	$8,531,014
Pools that are 60 months or older	11,698,801	6,787,986
Pools under full cost recovery	1,489,854	1,387,108

Total revenue from fully amortized pools	$18,462,482	$16,706,108

     During the three months ended March 31, 2007 and 2006, the Company recorded net impairments of $4.5 million and $2.7 million, respectively, related to its purchased receivables and allowance for receivable losses. The net impairments charge reduced revenue and the allowance reduced the carrying value of the purchased receivable portfolios. Changes in the allowance for receivable losses for the three months ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,
	2007	2006
Beginning balance	$39,714,055	$22,285,355
Impairments	4,714,000	3,295,000
Reversal of impairments (1)	(240,900)	(601,000)
Deductions (2)	(362,000)	—

Ending balance	$43,825,155	$24,979,355

(1)	The impairment reversals relate to impairment charges recognized during the fiscal years ended December 31, 2006 and 2005.

(2)	Deductions represent impairments on fully amortized purchased receivable portfolios that were written-off and cannot be reversed.
  Seasonality
     Collections within portfolios tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenue recognized is relatively level due to the application of the interest method for revenue recognition. In addition, the Company’s operating results may be affected to a lesser extent by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and integrating these receivables into the Company’s systems. Consequently, income and margins may fluctuate from quarter to quarter.
  Collections from Third Parties
     The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross cash collections paid to the third parties as a component of collection expense. The percent of gross cash collections from such third party relationships were 23.9% and 23.0% for the three months ended March 31, 2007 and 2006, respectively.
  Accrued Liabilities
     As of March 31, 2007 and December 31, 2006, the total of accrued liabilities were $13,664,655 and $13,026,622, respectively. The details of the balances are identified in the following table.

	March 31, 2007	December 31, 2006
Accrued payroll, benefits and bonuses	$8,621,425	$8,408,244
Deferred rent	2,800,391	2,858,418
Accrued general and administrative expenses	1,660,494	1,394,762
Accrued restructuring charges	135,690	—
Other accrued expenses	446,655	365,198

Total accrued liabilities	$13,664,655	$13,026,622

  Concentration of Risk
     For the three months ended March 31, 2007 and 2006, the Company invested 71.6% and 84.9%, respectively, in purchased receivables from three sellers, with two sellers included in the top three in both of the three-month periods.

  Earnings Per Share
     Earnings per share reflect net income divided by the weighted-average number of shares outstanding. Diluted weighted average shares outstanding at March 31, 2007 and 2006 included 7,172 and 30,082 dilutive shares, respectively, related to outstanding stock options. There were 288,936 and 86,539 outstanding options that were not included within the diluted weighted-average shares as their option price exceeded the market price of the Company’s stock at March 31, 2007 and 2006, respectively.
  Reclassifications
     Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.
  Recently Issued Accounting Pronouncements
     SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”
     Effective January 1, 2007, the Company adopted SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance regarding subsequent derecognition of a tax position, classification, interest and penalties, accounting in interim periods, disclosure, and transition method. The Company was not required to record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48 and has no material unrecognized tax benefits at January 1, 2007. See Note 7, Income Taxes, for additional details.
  SFAS No. 157, “Fair Value Measurements”
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on its financial statements.
2. Line of Credit
     The Company maintains a $100.0 million line of credit (the “Credit Agreement”) secured by a first priority lien on all of the Company’s assets that expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon the Company’s liquidity as defined in the Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into 30, 60 or 90-day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s line of credit includes an accordion loan feature that allows the Company to request a $20.0 million increase in the credit facility. Additionally, the Company pays an annual commitment fee of between 0.25% and 0.50% on the unused portion of the line of credit, depending on the Company’s liquidity. There was an outstanding balance of $7.0 million and $17.0 million at March 31, 2007 and December 31, 2006, respectively. The line of credit facility has certain covenants and restrictions with which the Company must comply, including:
•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes;

•	leverage ratio (as defined in the line of Credit Agreement) cannot exceed 1.5 to 1.0;

•	debt to total capitalization ratio (as defined in the line of Credit Agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004, which required a balance of $204.6 million as of March 31, 2007.
         Management believes it is in compliance with all terms of its line of Credit Agreement as of March 31, 2007.

     On April 24, 2007, the Company announced a special cash dividend and share repurchase plan which includes a new credit facility; refer to Note 8, Subsequent Event – Special Cash Dividend and Share Repurchase.
3. Property and Equipment
     Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	March 31, 2007	December 31, 2006
Computers and software	$12,484,893	$12,343,711
Furniture and fixtures	10,086,211	10,001,986
Leasehold improvements	2,054,509	2,051,391
Equipment under capital lease	307,001	321,783
Automobiles	51,709	47,404

Total property and equipment, cost	24,984,323	24,766,275
Less accumulated depreciation	(12,750,902)	(12,057,664)

Net property and equipment	$12,233,421	$12,708,611

4. Restructuring Charges and Change in Accounting Estimates
     The Company recognizes costs associated with exit or disposal activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Examples of costs covered by SFAS 146 include employee termination benefits, contract termination costs and other costs to consolidate or close facilities and relocate employees.
     In order to eliminate excess office capacity and to become more efficient, on March 1, 2007, the Company announced plans to close its White Marsh, Maryland and Wixom, Michigan offices during 2007. In conjunction with these office closings, the Company expects to incur approximately $1.5 million in restructuring charges. Restructuring charges include one-time employee termination benefits of approximately $0.2 million, accelerated depreciation charges on furniture and equipment of approximately $0.6 million, contract termination costs of approximately $0.5 million for the remaining lease payments on the Wixom, Michigan office and other exit costs of approximately $0.2 million.
     The Company recorded restructuring charges of $148,111 for the three months ended March 31, 2007 as follows:

March 31, 2007
One-time termination benefits	$84,119
Long-lived assets charge	51,571
Other exit costs	12,421

Total restructuring charges	$148,111

     These expenses are included in “restructuring charges” in the consolidated statements of income.
     The Company has recorded a restructuring liability as of March 31, 2007 of $135,690. Detailed information relating to the liability balance is outlined below:

	One-Time Termination Benefits	Long-Lived Assets Charge	Other Exit Costs	Total
Restructuring liability as of January 1, 2007	$—	$—	$—	$—
Costs incurred and charged to expense	84,119	51,571	12,421	148,111
Costs paid	—	—	(12,421)	(12,421)

Restructuring liability as of March 31, 2007	$84,119	$51,571	$—	$135,690

     The Company has changed the service life of certain long-lived assets that will be disposed of when the offices close. This change in estimate did not have a material impact on income from operations, net income or earnings per share for the three months ended March 31, 2007.

     The Company does not expect there to be a material affect on its future results of operations, liquidity, or capital resources as a result of this office consolidation effort. The Company plans to offer relocation benefits to certain Maryland employees and plans to replace most other Maryland revenue generating positions in its remaining call center locations or to third-party agencies. Additionally, the Company plans to offer positions to all the Wixom, Michigan associates in the Warren, Michigan headquarters.
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
     The Company adopted a stock incentive plan during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key employees, non-employee directors and consultants. The Company has reserved 3,700,000 shares of common stock, in addition to treasury shares, for issuance in conjunction with all options and other stock-based awards to be granted under the plan. The purpose of the plan is (1) to promote the best interests of the Company and its stockholders by encouraging employees and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (2) to enhance the ability of the Company to attract and retain qualified employees, non-employee directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock. The Company’s share-based compensation arrangements are described below.
  Stock Options
     Effective January 1, 2006, the Company began utilizing the Whaley Quadratic approximation model, an intrinsic value method, to calculate the fair value of the stock awards on the date of grant using the assumptions noted in the following table. The fair value of the stock option awards calculated by the Whaley Quadratic approximation model is not significantly different from the Black-Scholes model utilized in prior years. The Whaley Quadratic model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. With regard to the Company’s assumptions stated below, the expected volatility is based on the historical volatility of the Company’s stock and management’s estimate of the volatility over the contractual term of the options. The expected term of the option is based on management’s estimate of the period of time for which the options are expected to be outstanding. The risk-free rate is derived from the five-year U.S. Treasury yield curve on the date of grant.

Options issue year:	2007	2006
Expected volatility	47.00%	46.00%
Expected dividends	0.00%	0.00%
Expected term	5 Years	5 Years
Risk-free rate	4.68%	4.55%-5.02%
     As of March 31, 2007, the Company had options outstanding for 328,027 shares of its common stock under the 2004 stock incentive plan. These options have been granted to key employees and non-employee directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. The options granted to key employees generally vest between one and five years from the grant date whereas the options granted to non-employee directors generally vest immediately. The fair values of the stock options are expensed on a straight-line basis over the vesting period. The related expense for the three months ended March 31, 2007 includes $2,204 in administrative expenses for non-employee directors and $18,824 in salaries and benefits for employees. The related expense for the three months ended March 31, 2006 includes $178,395 in administrative expenses for non-employee directors and $26,360 in salaries and benefits for employees. The total tax benefit recognized in the consolidated statements of income was

$7,864 and $76,578 for the three months ended March 31, 2007 and 2006, respectively. The following summarizes all stock option related transactions from January 1, 2007 through March 31, 2007.

			Weighted-Average	Aggregate
	Options	Weighted-Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
January 1, 2007	327,726	$18.95
Granted	301	15.56
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2007	328,027	18.95	8.17	$30,350

Exercisable at March 31, 2007	290,527	$19.02	8.04	$21,150

     The weighted-average fair value of the options granted during the three months ended March 31, 2007 and 2006 were $7.32 and $8.06, respectively. No options were exercised during the three months ended March 31, 2007 and 2006.
     As of March 31, 2007, there was $266,439 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plan. That cost is expected to be recognized over a weighted-average period of 3.85 years.
  Deferred Stock Units
     As of March 31, 2007, the Company granted 1,809 deferred stock units (“DSUs”) of its common stock to non-employee directors under the 2004 stock incentive plan. Each DSU is equivalent to one share of common stock of the Company and becomes settled when the participant ceases to be a non-employee director or upon the occurrence of certain other events. In addition, the number of DSUs granted is increased by additional DSUs in an amount equal to the relationship of dividends declared to the value of the Company’s common stock. The value of each DSU is equal to the market price of the Company’s stock at the date of grant. DSUs granted to non-employee directors vest immediately.
     The fair value of the DSUs granted during the three months ended March 31, 2007 were expensed immediately to correspond with the vesting schedule. The related expense for the three months ended March 31, 2007 includes $28,148 in administrative expenses. There were no DSUs granted or outstanding during the three months ended March 31, 2006.
     The following summaries all DSU related transactions from January 1, 2007 through March 31, 2007.

		Weighted-Average
		Grant-Date
	DSUs	Fair Value
January 1, 2007	—	$—
Granted	1,809	15.56

Balance at March 31, 2007	1,809	$15.56

     As of March 31, 2007, there were no unrecognized costs related to nonvested share-based compensation arrangement granted with DSUs.
  Restricted Shares
     In April 2006, the Company granted 25,114 restricted shares as part of an employment agreement with PARC’s President. The value of the restricted shares was equal to the market price of the Company’s stock at the date of grant and the shares contingently vest over approximately three years based upon certain performance goals.
     The fair value of the restricted shares is expensed on a straight-line basis over the vesting period and assumes that performance goals will be achieved. If such goals are not met, the compensation cost previously recognized will be reversed. The related expense for the three months ended March 31, 2007 includes $44,968 in salaries and benefits. There were no restricted shares granted or outstanding during the three months ended March 31, 2006.

     As of March 31, 2007, there was $359,747 of total unrecognized compensation cost related to nonvested share-based compensation arrangement granted with restricted shares. That cost is expected to be recognized over a period of 2.00 years. There were no restricted shares vested as of March 31, 2007.
6. Litigation Contingencies
     The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of March 31, 2007 and does not believe exposure to be material.
7. Income Taxes
     The Company records interest and penalties related to unrecognized tax benefits as income tax expense. Interest and penalties related to the Company’s uncertain tax positions at January 1, 2007 were not significant.
     The federal income tax returns of the Company for 2003, 2004, 2005, and 2006 are subject to examination by the IRS, generally for three years after they are filed. The significant state income tax returns of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.
     The Company recorded an income tax provision of $5.9 million and $7.6 million for the three months ended March 31, 2007 and 2006, respectively. The provision for income tax expense reflects an effective income tax rate of 37.5% and 37.7% for the three months ended March 31, 2007 and 2006, respectively.
8. Subsequent Event – Special Cash Dividend and Share Repurchase
     On April 24, 2007, the Company announced a special cash dividend and share repurchase plan to return $150 million to its shareholders, subject to final approval from the board of directors. The Company plans to repurchase approximately $75 million of its shares. The remaining balance of the $150 million will be paid as a special one-time dividend following completion of the tender offer. The plan requires the recapitalization of the Company’s balance sheet and includes completion of a new credit facility. The recapitalization plan is expected to be completed by June 30, 2007.
     The Company has not yet commenced the tender offer. On the commencement date of the tender offer, an offer to purchase, a letter of transmittal and related documents will be filed with the Securities and Exchange Commission, will be mailed to shareholders of record and will also be made available for distribution to beneficial owners of shares of common stock. The solicitation of offers to buy the Company’s common stock will only be made pursuant to the offer to purchase, the letter of transmittal and related documents. When they are available, shareholders should read those materials carefully because they will contain important information, including the various terms of, and conditions to, the tender offer. When they are available, shareholders will be able to obtain the offer to purchase, the letter of transmittal and related documents without charge from the Securities and Exchange Commission’s website at www.sec.gov or from the information agent that we select. Shareholders are urged to read carefully those materials when they become available prior to making any decisions with respect to the tender offer.

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
     During the first quarter of 2007, we invested $36.6 million (net of buybacks) in charged-off consumer receivable portfolios, with an aggregate face value of $0.8 billion, or 4.74% of face value. We have seen prices for charged-off accounts receivable portfolios increase to relatively high levels over the past three to four years as a result of increased competition and our mix of asset types and account types acquired. The increase continued during the first quarter of 2007 as our percentage cost of face value increased to 4.74% from 3.63% for the three months ended March 31, 2007 and 2006, respectively. Management believes the increased average percentage cost in the first quarter of 2007 when compared to the first quarter of 2006 is related more to the quality (type and age) of the accounts purchased than an indication of overall pricing trends in the market. We cannot give any assurances about future prices either overall or within account or asset types. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.
     The growth rate of cash collections for the three months ended March 31, 2007 slowed to a 7.2% increase compared to the prior year’s increase of 11.2%. However, the growth rate increased at a rate greater than the three prior quarters. The primary factor contributing to the slowdown in collection growth is the pace of purchase growth at face value, which has been relatively flat for the years 2002 through 2006.
     For the first quarter of 2007, cash collections were $95.9 million, a 7.2% increase over the prior year. Total revenues for the first quarter of 2007 were $67.3 million, a 0.1% decrease from the prior year. The total operating expenses for the first quarter of 2007 were $51.3 million, a 7.9% increase over the prior year. The increase in total operating expenses is primarily due to increased collections expense. Several categories of collections expense increased, including telephone and postage expenses, related to additional accounts acquired during the fourth quarter of 2006 and first quarter 2007. The increased collections expense was partially offset by a decrease in salaries and benefits expense due to a decrease in average overall employee headcount from the first quarter of 2006 to the first quarter of 2007. Net income was $9.9 million for the first quarter of 2007, compared to a net income of $12.6 million for the same period in 2006. Net income for the first quarter of 2007 and 2006 included net impairment charges of $4.5 million and $2.7 million, respectively. The net impairment charges reduced revenue and the carrying value of the purchased receivables.
     On March 1, 2007, the Company announced plans to close its White Marsh, Maryland and Wixom, Michigan offices during 2007. As part of this office consolidation effort, the Company recorded approximately $0.1 million in pre-tax restructuring charges for costs and expenses primarily related to employee one-time termination benefits and changes to the service life of certain long-lived assets . These costs are included in restructuring charges in the consolidated statements of income.
Forward-Looking Statements
     This report contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss in our annual report on Form 10-K for the year ended December 31, 2006 in the section titled “Risk Factors” and elsewhere in this report. Please note that the protections afford us under the Private Securities Litigation Reform Act of 1995 will not apply to forward-looking statements that may be made in connection with our planned tender offer discussed at Note 8 to the consolidated financial statements on page 14, and Liquidity and Capital Resources on page 27.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include the following:
•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	our ability to recover sufficient amounts on our charged-off receivable portfolios;

•	our ability to hire and retain qualified personnel;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	a decrease in collections as a result of negative attention or news regarding the debt collection industry and debtor’s willingness to pay the debt we acquire;

•	our ability to make reasonable estimates of the timing and amount of future cash receipts for purposes of recording purchased receivable revenues in accordance with Accounting Standards Executive Committee Statement of Position 03-3 as well as the Accounting Standards Executive Committee Practice Bulletin 6;

•	our ability to acquire and to collect on charged-off receivable portfolios in industries in which we have little or no experience;

•	our ability to maintain existing, and secure additional financing on acceptable terms;

•	the loss of any of our executive officers or other key personnel;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	our ability to effectively manage excess capacity, reduce workforce or close remote call center locations;

•	the temporary or permanent loss of our computer or telecommunications systems, as well as our ability to respond to changes in technology and increased competition;

•	changes in our overall performance based upon significant macroeconomic conditions;

•	our ability to substantiate our application of tax rules against examinations and challenges made by tax authorities; and

•	other unanticipated events and conditions that may hinder our ability to compete.

Results of Operations
     The following table sets forth selected statement of income data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated.

	Percent of Total Revenues		Percent of Cash Collections
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Revenues
Purchased receivable revenues, net	99.2%	99.8%	69.7%	75.3%
Other revenue, net	0.8	0.2	0.5	0.1

Total revenues	100.0	100.0	70.2	75.4

Expenses
Salaries and benefits	33.3	34.6	23.4	26.1
Collections expense	34.3	27.9	24.1	21.1
Occupancy	3.5	3.3	2.4	2.4
Administrative	3.3	3.5	2.3	2.6
Restructuring charges	0.2	—	0.1	—
Depreciation and amortization	1.6	1.3	1.1	1.0
(Gain) loss on disposal of equipment	(0.0)	0.0	(0.0)	0.0

Total operating expenses	76.2	70.6	53.4	53.2

Income from operations	23.8	29.4	16.8	22.2
Other income (expense)
Interest income	0.0	0.9	0.0	0.6
Interest expense	(0.4)	(0.3)	(0.3)	(0.2)
Other	0.0	(0.0)	0.0	(0.0)

Income before income taxes	23.4	30.0	16.5	22.6
Income taxes	8.8	11.3	6.2	8.5

Net income	14.6%	18.7%	10.3%	14.1%

  Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006
  Revenue
     Total revenues were $67.3 million for the three months ended March 31, 2007, a decrease of $0.1 million, or 0.1%, from total revenues of $67.4 million for the three months ended March 31, 2006. Purchased receivable revenues were $66.8 million for the three months ended March 31, 2007, a decrease of $0.5 million, or 0.7%, from the three months ended March 31, 2006 amount of $67.3 million. Purchased receivable revenues reflects net impairments recognized during the three months ended March 31, 2007 and 2006 of $4.5 million and $2.7 million, respectively. The decrease in revenues was primarily due to an increase in net impairments on purchased receivables and by lower average internal rates of return assigned to recent purchases. Cash collections on charged-off consumer receivables increased 7.2% to $95.9 million for the three months ended March 31, 2007 from $89.4 million for the same period in 2006. Cash collections for the three months ended March 31, 2007 and 2006 include collections from fully amortized portfolios of $18.5 million and $16.7 million, respectively, of which 100% were reported as revenue.
     During the three months ended March 31, 2007, we acquired charged-off consumer receivable portfolios with an aggregate face value of $0.8 billion at a cost of $36.6 million, or 4.74% of face value, net of buybacks. Included in these purchase totals were 15 portfolios with an aggregate face value of $56.2 million at a cost of $2.7 million, or 4.80% of face value, which were acquired through five forward flow contracts. Revenues on portfolios purchased from our top three sellers were $18.5 million and $17.5 million during the three months ended March 31, 2007 and 2006, respectively, with two sellers included in the top three in both three-month periods. During the three months ended March 31, 2006, we acquired charged-off consumer receivable portfolios with an aggregate face value of $0.7 billion at a cost of $26.3 million, or 3.63% of face value (adjusted for buybacks through March 31, 2007). Included in these purchase totals were three portfolios with an aggregated face value of $15.8 million at a cost of $0.5 million, or 2.85% of face value (adjusted for buybacks through March 31, 2007), which were acquired through one forward flow contract. From period to period we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.
  Operating Expenses
     Total operating expenses were $51.3 million for the three months ended March 31, 2007, an increase of $3.7 million, or 7.9%, compared to total operating expenses of $47.6 million for the three months ended March 31, 2006. Total operating expenses were 53.4% of cash collections for the three months ended March 31, 2007, compared with 53.2% for the same period in 2006. The increase as a percent of cash collections was due to increases in collections expense, which is partially offset by a decrease in salaries and benefits. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period, due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.
     Salaries and Benefits. Salary and benefit expenses were $22.4 million for the three months ended March 31, 2007, a decrease of $0.9 million, or 3.8%, compared to salary and benefit expenses of $23.3 million for the three months ended March 31, 2006. Salary and benefit expenses were 23.4% of cash collections for the three months ended March 31, 2007, compared with 26.1% for the same period in 2006. Salary and benefit expenses decreased primarily due to the 14.3% decrease in average overall employee headcount from the three months ended March 31, 2007 compared to the same period in 2006.
     Collections Expense. Collections expense were $23.1 million for the three months ended March 31, 2007, an increase of $4.3 million, or 22.6%, compared to collections expense of $18.8 million for the three months ended March 31, 2006. Collections expense was 24.1% of cash collections during the three months ended March 31, 2007 compared with 21.1% for the same period in 2006. Collections expense increased as a percentage of cash collections primarily due to increases in telephone and postage expenses, as well as increased legal and third party collection expenses. The increases in the telephone and postage expenses were primarily due to an increase in the number of accounts owned and actively pursued resulting from the investment in portfolios during the fourth quarter of 2006 and first quarter of 2007. In addition, the increase in postage expense is due to collection strategies that focus on stimulating payments through letter campaigns. The increase in legal and third party collection expenses were primarily due to an increase in the number of accounts for which legal and forwarding activities have been initiated.
     Occupancy. Occupancy expense was $2.3 million for the three months ended March 31, 2007, an increase of $0.1 million, or 7.6%, over occupancy expense of $2.2 million for the three months ended March 31, 2006. Occupancy expense was 2.4% of cash collections for each of the three months ended March 31, 2007 and 2006, respectively.
     Administrative. Administrative expenses decreased to $2.2 million for the three months ended March 31, 2007, from $2.4 million for the three months ended March 31, 2006, reflecting a $0.2 million, or 5.8%, decrease. Administrative expenses were 2.3% of cash collections during the three months ended March 31, 2007 compared with 2.6% for the same period in 2006.
     Restructuring Charges. Restructuring charges were $0.1 million for the three months ended March 31, 2007 as a result of our plans to close our White Marsh, Maryland and Wixom, Michigan offices during 2007. As part of this office consolidation effort, we recorded approximately $0.1 million in pre-tax restructuring charges for costs and expenses primarily related to employee one-time termination benefits and changes to the service life of certain long-lived assets. These costs are included in restructuring charges in the consolidated statements of income.
     Depreciation and Amortization. Depreciation and amortization expense was $1.1 million for the three months ended March 31, 2007, an increase of $0.2 million or 22.4% over depreciation and amortization expense of $0.9 million for the three months ended March 31, 2006. Depreciation and amortization expense was 1.1% of cash collections during the three months ended March 31, 2007 compared with 1.0% for the same period in 2006.

Depreciation and amortization increased as a percentage of cash collections primarily due to depreciation for new telecommunications equipment purchased during 2006 as well as the amortization of intangible assets acquired as a result of the acquisition of PARC on April 28, 2006.
     Interest Income. Interest income was $15,727 for the three months ended March 31, 2007, reflecting a decrease of $565,230 compared to $580,957 for the three months ended March 31, 2006. The decrease was due primarily to interest received related to a lower cash position over the prior year.
     Interest Expense. Interest expense was $0.3 million for the three months ended March 31, 2007, reflecting an increase of $0.1 million, or 48.6%, compared to interest expense of $0.2 million for the three months ended March 31, 2006. Interest expense was 0.3% of cash collections during the three months ended March 31, 2007 compared with 0.2% for the same period in 2006. The increase in interest expense was due to increased average borrowings during the three months ended March 31, 2007 compared to the same period in 2006. Interest expense also includes the amortization of capitalized bank fees of $56,944 and $54,982 for the three months ended March 31, 2007 and 2006, respectively.
     Income Taxes. Income tax expense of $5.9 million reflects a federal tax rate of 35.2% and a state tax rate of 2.3% (net of federal tax benefit) for the three months ended March 31, 2007. For the three months ended March 31, 2006, income tax expense was $7.6 million and reflected a federal tax rate of 35.3% and state tax rate of 2.4% (net of federal tax benefit including utilization of state net operating losses). The 0.1% decrease in the state rate was due to changing apportionment percentages among the various states. Income tax expense decreased $1.7 million, or 22.5% from income tax expense of $7.6 million for the three months ended March 31, 2006. The decrease in tax expense was due to a decrease in pre-tax financial statement income, which was $15.8 million for the three months ended March 31, 2007, compared to $20.2 million for the same period in 2006.

Supplemental Performance Data
  Portfolio Performance
     The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis from January 1, 1997 through March 31, 2007.

						Total Estimated
			Cash Collections	Estimated	Total	Collections as a
	Number of	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Portfolios	Price (1)	Sales (2)	Collections (3)(4)	Collections	Purchase Price (2)
		(dollars in thousands)
1997	45	$4,345	$29,455	$231	$29,686	683%
1998	61	16,411	81,475	3,153	84,628	516
1999	51	12,924	60,545	4,937	65,482	507
2000	49	20,592	119,260	16,467	135,727	659
2001	62	43,116	242,466	48,451	290,917	675
2002	94	72,114	300,671	102,228	402,899	559
2003	76	87,157	323,277	188,426	511,703	587
2004	106	86,260	171,305	190,805	362,110	420
2005	104	99,580	98,673	220,673	319,346	321
2006 (5)	154	142,959	59,263	409,509	468,772	328
2007 (6)	33	36,565	1,438	98,810	100,248	274

Total	835	$622,023	$1,487,828	$1,283,690	$2,771,518	446%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios which occurred at the time of purchase.

(3)	Estimated remaining collections are based on historical cash collections. Please refer to Forward-Looking Statements on page 15 and Critical Accounting Policies on page 28 for further information regarding these estimates.

(4)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using a 120 month collection forecast from the date of purchase.

(5)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

(6)	Includes only three months of activity through March 31, 2007.

     The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of March 31, 2007.

			Unamortized
	Unamortized		Balance as a	Unamortized
	Balance as of	Purchase	Percentage of	Balance as a
Purchase Period	March 31, 2007	Price (1)	Purchase Price	Percentage of Total
	(dollars in thousands)
2002	$7,686	$72,114	10.7%	2.5%
2003	24,164	87,157	27.7	7.8
2004	45,551	86,260	52.8	14.8
2005	73,077	99,580	73.4	23.7
2006 (2)	120,743	142,959	84.5	39.3
2007 (3)	36,763	36,565	100.5	11.9

Total	$307,984	$524,635	58.7%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

(3)	Includes only three months of activity through March 31, 2007.
     The following table summarizes the purchased receivable revenues and amortization rates by year of purchase for the three months ended March 31, 2007 and 2006, respectively.

	Three months ended March 31, 2007
Year of			Amortization	Weighted		Net	Zero Basis
Purchase	Collections	Revenue	Rate	Avg. Yield(1)		Impairments	Collections
2001 and prior	$10,330,950	$10,244,254	0.8%	N/M	%	$—	$10,166,762
2002	12,016,761	7,943,214	33.9	26.01		216,800	4,554,522
2003	16,780,060	11,649,217	30.6	15.03		763,300	2,676,504
2004	14,034,358	9,179,365	34.6	7.64		1,931,000	768,617
2005	14,740,661	10,436,031	29.2	4.98		934,000	10,536
2006	26,513,052	16,379,887	38.2	4.41		628,000	285,541
2007	1,437,508	950,066	33.9	2.63		—	—

Totals	$95,853,350	$66,782,034	30.3	7.25		$4,473,100	$18,462,482

	Three months ended March 31, 2006
Year of			Amortization	Weighted		Net	Zero Basis
Purchase	Collections	Revenue	Rate	Avg. Yield(1)		Impairments	Collections
2001 and prior	$14,410,828	$12,669,200	12.1	N/M	%	$(10,000)	$10,462,591
2002	16,082,438	12,078,566	24.9	15.13		108,000	2,767,420
2003	23,807,397	17,456,259	26.7	12.31		1,134,000	3,054,016
2004	18,245,705	12,616,974	30.8	6.57		339,000	422,081
2005	16,430,263	11,939,277	27.3	4.61		1,123,000	—
2006	413,227	504,504	(22.1)	1.87		—	—
2007	N/A	N/A	N/A	N/A		N/A	N/A

Totals	$89,389,858	$67,264,780	24.8	8.67		$2,694,000	$16,706,108

(1)	Weighted average yield is the average monthly yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

  Account Representative Productivity and Turnover
     We measure traditional call center account representative productivity by two major categories, those with less than one year of experience and those with one or more years of experience. The following tables display our results.
Account Representatives by Experience

	Three months ended		Year ended
	March 31,		December 31,
Number of account representatives:	2007	2006(3)	2006(3)	2005(3)
One year or more (1)	600	560	573	510
Less than one year (2)	297	524	399	540

Total account representatives	897	1,084	972	1,050

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.

(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new employees in training.

(3)	Excludes PARC’s FTE account representatives for periods prior to January 1, 2007.
Collection Averages by Experience

	Three months ended		Year ended
	March 31,		December 31,
Collection averages:	2007	2006(3)	2006(3)	2005(3)
One year or more (1)	$60,294	$52,302	$193,951	$199,734
Less than one year (2)	41,225	30,980	123,253	117,859
Overall average	53,988	41,995	164,932	157,661

(1)	Based on number of average traditional call center FTE account representatives and supervisors with one or more years of service.

(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new employees in training.

(3)	Excludes PARC’s FTE account representatives for periods prior to January 1, 2007.
     Collection averages tend to increase for the collection department as account representatives gain experience. The following table provides annualized collection department turnover data for traditional collections for the three months ended March 31, 2007 and 2006 as well as for the years ended December 31, 2006 and 2005:
Turnover by Experience

	Three months ended		Year ended
	March 31,		December 31,
	2007	2006(3)	2006(3)	2005(3)
Collection department turnover:
One year or more (1)	44.3%	28.6%	44.9%	39.3%
Less than one year (2)	116.6	98.3	107.4	117.8
Overall turnover	66.6	61.5	69.5	78.8

(1)	Based on number of traditional call center employees within the collection department with one or more years of service.

(2)	Based on number of traditional call center employees within the collection department with less than one year of service, including new employees in training.

(3)	Excludes traditional call center employees within PARC’s collection department for periods prior to January 1, 2007.

  Cash Collections
     The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.
Historical Collections (1)

												Three
												Months
												Ended
Purchase	Purchase	Year Ended December 31,										March 31,
Period	Price (3)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
						(dollars in thousands)
Pre-1997		$7,713	$5,684	$4,493	$3,718	$2,607	$1,862	$1,606	$1,283	$1,270	$918	$185
1997	$4,345	1,682	4,919	5,573	5,017	3,563	2,681	1,784	1,526	1,342	1,090	223
1998	16,411	—	4,835	15,220	15,045	12,962	11,021	7,987	5,582	4,653	3,352	694
1999	12,924	—	—	3,761	11,331	10,862	9,750	8,278	6,675	5,022	3,935	810
2000	20,592	—	—	—	8,895	23,444	22,559	20,318	17,196	14,062	10,603	2,082
2001	43,116	—	—	—	—	17,630	50,327	50,967	45,713	39,865	30,472	6,337
2002	72,114	—	—	—	—	—	22,340	70,813	72,024	67,649	55,373	12,017
2003	87,157	—	—	—	—	—	—	36,067	94,564	94,234	79,423	16,780
2004	86,260	—	—	—	—	—	—	—	23,365	68,354	62,673	14,034
2005	99,580	—	—	—	—	—	—	—	—	23,459	60,280	14,741
2006 (2)	142,959	—	—	—	—	—	—	—	—	—	32,751	26,513
2007	36,565	—	—	—	—	—	—	—	—	—	—	1,437

Total		$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$95,853

Cumulative Collections (1)

												Total
												Through
Purchase	Purchase	Total Through December 31,										March 31,
Period	Price (3)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
						(dollars in thousands)
1997	$4,345	$1,682	$6,601	$12,174	$17,191	$20,754	$23,435	$25,219	$26,745	$28,087	$29,177	$29,400
1998	16,411	—	4,835	20,055	35,100	48,062	59,083	67,070	72,652	77,305	80,657	81,351
1999	12,924	—	—	3,761	15,092	25,954	35,704	43,982	50,657	55,679	59,614	60,424
2000	20,592	—	—	—	8,895	32,339	54,898	75,216	92,412	106,474	117,077	119,159
2001	43,116	—	—	—	—	17,630	67,957	118,924	164,637	204,502	234,974	241,311
2002	72,114	—	—	—	—	—	22,340	93,153	165,177	232,826	288,199	300,216
2003	87,157	—	—	—	—	—	—	36,067	130,631	224,865	304,288	321,068
2004	86,260	—	—	—	—	—	—	—	23,365	91,719	154,392	168,426
2005	99,580	—	—	—	—	—	—	—	—	23,459	83,739	98,480
2006 (2)	142,959	—	—	—	—	—	—	—	—	—	32,751	59,264
2007	36,565	—	—	—	—	—	—	—	—	—	—	1,437
Cumulative Collections as Percentage of Purchase Price (1)

												Total
												Through
Purchase	Purchase	Total Through December 31,										March 31,
Period	Price (3)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
1997	$4,345	39%	152%	280%	396%	478%	539%	580%	616%	646%	672%	677%
1998	16,411	—	29	122	214	293	360	409	443	471	491	496
1999	12,924	—	—	29	117	201	276	340	392	431	461	468
2000	20,592	—	—	—	43	157	267	365	449	517	569	579
2001	43,116	—	—	—	—	41	158	276	382	474	545	560
2002	72,114	—	—	—	—	—	31	129	229	323	400	416
2003	87,157	—	—	—	—	—	—	41	150	258	349	368
2004	86,260	—	—	—	—	—	—	—	27	106	179	195
2005	99,580	—	—	—	—	—	—	—	—	24	84	99
2006 (2)	142,959	—	—	—	—	—	—	—	—	—	23	41
2007	36,565	—	—	—	—	—	—	—	—	—	—	4

(1)	Does not include proceeds from sales of any receivables.

(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.

(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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
     Below is a chart that illustrates our quarterly cash collections for years 2003 through March 31, 2007.
Cash Collections

Quarter	2003	2004	2005	2006	2007
First	$44,017,730	$65,196,055	$80,397,640	$89,389,858	$95,853,350
Second	51,190,533	67,566,031	84,862,856	89,609,982	—
Third	48,622,829	66,825,822	78,159,364	80,914,791	—
Fourth	53,988,333	68,339,797	76,490,350	80,955,115	—

Total cash collections	$197,819,425	$267,927,705	$319,910,210	$340,869,746	$95,853,350

     Below is a table that illustrates the percentages by source of our total cash collections:

	For the three months ended
	March 31,
	2006	2007
Traditional collections	50.9%	49.4%
Legal collections	36.8	37.4
Other collections	12.3	13.2

Total cash collections	100.0%	100.0%

     The following chart categorizes our purchased receivable portfolios acquired during January 1, 1997 through March 31, 2007 into major asset types, as of March 31, 2007.

	Face Value of
	Charged-off		No. of
Asset Type	Receivables (2)%		Accounts	%
	(in thousands)
Visa®/MasterCard®/Discover®	$13,422,881	48.4%	6,568	25.8%
Private Label Credit Cards	3,773,989	13.6	5,354	21.0
Telecommunications/Utility/Gas	2,645,183	9.5	6,728	26.5
Health Club	1,493,584	5.4	1,488	5.9
Auto Deficiency	1,392,169	5.0	247	1.0
Installment Loans	795,213	2.9	284	1.1
Wireless Telecommunications	721,268	2.6	1,730	6.8
Other (1)	3,502,493	12.6	3,020	11.9

Total	$27,746,780	100.0%	25,419	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
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

     The following chart categorizes our purchased receivable portfolios acquired during January 1, 1997 through March 31, 2007 into major account types as of March 31, 2007.

	Face Value of
	Charged-off		No. of
Account Type	Receivables (2)%		Accounts	%
	(in thousands)
Fresh	$1,491,713	5.4%	764	3.0%
Primary	4,201,526	15.1	3,406	13.4
Secondary	4,982,663	18.0	5,516	21.7
Tertiary (1)	13,950,275	50.3	13,233	52.1
Other	3,120,603	11.2	2,500	9.8

Total	$27,746,780	100.0%	25,419	100.0%

(1)	Excluding the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
     We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivables portfolios acquired during January 1, 1997 through March 31, 2007 based on geographic location of debtor, as of March 31, 2007.

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables (3)(4)%		Accounts	%
	(in thousands)
Texas (1)	$4,079,394	14.7%	3,831	15.1%
California	3,192,319	11.5	3,213	12.5
Florida (1)	2,885,102	10.4	1,888	7.4
Michigan (1)	1,800,889	6.5	2,240	8.8
New York	1,607,473	5.8	1,135	4.5
Ohio (1)	1,385,106	5.0	1,654	6.6
Illinois (1)	1,199,502	4.3	1,483	5.7
Pennsylvania	903,454	3.3	755	3.0
North Carolina	813,230	2.9	587	2.3
Georgia	746,138	2.7	660	2.6
New Jersey	723,896	2.6	591	2.3
Arizona	595,241	2.1	523	2.1
Other (2)	7,815,036	28.2	6,859	27.1

Total	$27,746,780	100.0%	25,419	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

(4)	Excluding the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.
Liquidity and Capital Resources
     Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth. During the three months ended March 31, 2007, we had borrowings of $17.0 million against our line of credit for the funding of the investment in first quarter purchased receivables.

     On April 24, 2007, we announced a special cash dividend and share repurchase plan to return $150 million to our shareholders, subject to final approval from the board of directors. We plan to repurchase approximately $75 million of our shares. The remaining balance of the $150 million will be paid as a special one-time dividend following completion of the tender offer. The plan requires the recapitalization of our balance sheet and includes completion of a new credit facility. The recapitalization plan is expected to be completed by June 30, 2007 and would increase our outstanding long-term debt, decrease our stockholders’ equity balance and increase our interest expense associated with the new credit facility. A portion of cash flow generated from operations will also be used for interest payments and to repay debt.
  Borrowings
     We maintain a $100.0 million line of credit secured by a first priority lien on all of our assets. The Credit Agreement expires in May 2008 and bears interest at prime or 25 basis points over prime depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into 30, 60 or 90-day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our line of credit includes an accordion loan feature that allows us to request a $20.0 million increase in the credit facility. The line of credit has certain covenants and restrictions that we must comply with, which, as of March 31, 2007, we believe we were in compliance with, including:
•	funds borrowed can be used to purchase portfolios of charged-off receivables and for general corporate purposes;

•	leverage ratio (as defined in the line of Credit Agreement) cannot exceed 1.5 to 1.0;

•	debt to total capitalization ratio (as defined in the line of Credit Agreement) cannot exceed 1.25 to 1.0; and

•	tangible net worth must exceed $145.0 million plus 50% of net income after September 30, 2004, which required a balance of $204.6 million as of March 31, 2007.
     There was $7.0 million outstanding on our line of credit at March 31, 2007.
  Cash Flows
     The majority of our purchases have been funded with internal cash flow. For the three months ended March 31, 2007, we invested $36.2 million in purchased receivables, net of buybacks with $17.0 million borrowings against our line of credit. Our cash balance has decreased from $11.3 million at December 31, 2006 to $9.7 million as of March 31, 2007.
     Our operating activities provided cash of $20.8 million and $26.9 million for the three months ended March 31, 2007and 2006, respectively. Cash provided by operating activities for the three months ended March 31, 2007 and 2006 was generated primarily from net income earned through cash collections as well as increases in income taxes payable, accounts payable and other liabilities due to the timing of payments as of March 31, 2007 compared to December 31, 2006.
     Investing activities used cash of $11.6 million and $7.6 million for the three months ended March 31, 2007 and 2006, respectively. Cash used for investing purposes in the first quarter of 2007 and 2006 was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal.
     Financing activities used cash of $10.7 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. Cash used by financing activities for the first quarter of 2007 was primarily due to repayments on our line of credit, net of borrowings. In addition, cash used by financing activities for the first quarter of 2007 and 2006 was due to the repurchase of 46,604 and 20,160 shares of common stock, respectively, as well as repayments on capital lease obligations. The Company exercised its right to buy its shares from former employees at $15.00 per share.

     We believe that cash generated from operations combined with borrowing available under our line of credit, will be sufficient to fund our operations for the next twelve months, although no assurance can be given in this regard. In the future, if we need additional capital for investment in purchased receivables, working capital or to grow our business or acquire other businesses, we may seek to sell additional equity or debt securities or we may seek to increase the availability under our line of credit.
Future Contractual Cash Obligations
     The following table summarizes our future contractual cash obligations as of March 31, 2007:

	Year Ending December 31,
	2007	2008 (3)	2009	2010	2011	Thereafter
Capital lease obligations (1)	$39,075	$18,634	$—	$—	$—	$—
Operating lease obligations (1)	5,033,244	5,767,019	4,894,699	3,946,520	3,739,779	14,364,097
Purchased receivables (2)	—	—	—	—	—	—
Line of credit (3)	—	7,000,000	—	—	—	—
Employment agreements	611,250	315,000	105,000	—	—	—

Total	$5,683,569	$13,100,653	$4,999,699	$3,946,520	$3,739,779	$14,364,097

(1)	Future minimum lease payments under capital lease obligations and operating lease obligations have not been reduced by the amount of our restructuring activities that relates to the leased equipment or facilities.

(2)	During 2007, we renewed three forward flow contracts, entered into one new forward flow contract as well as maintained two on-going forward flow contracts that commits us to purchase receivables for a fixed percentage of the face amount of the receivables. The four forward flow contracts have terms beyond March 31, 2007 with the last contract expiring in December 2007. The four forward flow contracts have estimated monthly purchases of approximately $1.5 million, depending upon circumstances, and the other two on-going forward flow contracts have estimated monthly purchases of approximately $13,800 over the next twelve months.

(3)	To the extent that a balance is outstanding on our line of credit, it would be due in May 2008.
Off-Balance Sheet Arrangements
     We currently do not have any off-balance sheet arrangements.
Critical Accounting Policies
     We utilize the interest method of accounting for our purchased receivables because we believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated. This belief is predicated on our historical results and our knowledge of the industry. The interest method is prescribed by the Accounting Standards Executive Committee Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”).
     We adopted the provisions of SOP 03-3 in January 2005 and apply SOP 03-3 to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend previously followed guidance, the Accounting Standards Executive Committee Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans”, for consistent treatment and apply prospectively to purchased receivables acquired before January 1, 2005. We purchase pools of homogenous accounts receivable and record each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are assumed to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. We therefore aggregate most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk relates to the interest rate risk with our variable line of credit. The average borrowings on the variable line of credit were $8.0 million for the three months ended March 31, 2007. Assuming a 200 basis point increase in interest rates on our variable rate debt, interest expense would have increased approximately $40,000 for the three months ended March 31, 2007. The estimated increase in interest expense is based on the portion of our variable interest debt. There were no borrowings on the variable line of credit for the three months ended March 31, 2006. Interest rate fluctuations do not have a material impact on interest income from cash equivalents or available-for-sale investments.
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
     There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     The following table provides information about the Company’s common stock repurchase during the first quarter of 2007.

		Average	Total Number of	Maximum Number of
	Total Number	Price	Shares Purchased as Part	Shares that May Yet
	of Shares	Paid per	of Publicly Announced	Be Purchased Under
Period	Purchased (1)	Share	Plans or Programs	the Plans or Programs
January 1, 2007 – January 31, 2007	—	$—	—	—
February 1, 2007 – February 28, 2007	46,604	15.00	—	—
March 1, 2007 – March 31, 2007	—	—	—	—

Total	46,604	$15.00	—	—

(1)	The Company exercised its right to repurchase its shares from former employees at $15.00 per share.
Item 6. Exhibits

Exhibit
Number		Description
10.1		2007 Annual Incentive Compensation Plan for Management (Incorporated by reference to Exhibit 10.1 included with Current Report on Form 8-K filed on February 16, 2007)

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2007.

ASSET ACCEPTANCE CAPITAL CORP.
Date: May 3, 2007	By:	/s/ Nathaniel F. Bradley IV
Nathaniel F. Bradley IV
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2007	By:	/s/ Mark A. Redman
Mark A. Redman
Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)