Form 10-Q
period 2007-06-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2007-08-07
CIK 1264707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
     As of July 26, 2007, 30,568,041 shares of the Registrant’s common stock were outstanding.

ASSET ACCEPTANCE CAPITAL CORP.
Quarterly Report on Form 10-Q

		Page
	PART I — Financial Information
Item 1.	Consolidated Financial Statements (unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32
	PART II — Other Information
Item 1.	Legal Proceedings	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 6.	Exhibits	34
Signatures		35
Exhibits:
10.1 Stock Repurchase Agreement dated as of May 8, 2007, among Asset Acceptance Capital Corp., AAC Quad-C Investors LLC, Nathaniel F. Bradley IV and Mark A. Redman (Incorporated by reference to Exhibit 99(D)(2) included with Asset Acceptance Capital Corp.’s Schedule TO as filed on May 9, 2007)

	10.2 Amendment to the 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 included with Current Report on Form 8-K filed on May 29, 2007)

10.3 Credit Agreement dated June 5, 2007, between Asset Acceptance Capital Corp. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 included with Current Report on Form 8-K filed on June 5, 2007)

	31.1 Rule 13a-14(a) Certification of Chief Executive Officer
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

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Financial Position
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS

Cash	$86,048,161	$11,307,451
Purchased receivables, net	315,364,014	300,840,508
Property and equipment, net	11,428,098	12,708,611
Goodwill	14,323,071	14,323,071
Income taxes receivable	3,022,463	3,235,426
Other assets	11,378,793	8,167,755

Total assets	$441,564,600	$350,582,822

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,678,088	$3,666,042
Accrued liabilities	16,674,173	13,026,622
Dividends payable	74,845,716	—
Notes payable	162,000,000	17,000,000
Deferred tax liability, net	62,528,135	60,632,218
Capital lease obligations	42,925	79,821

Total liabilities	319,769,037	94,404,703

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,120,571 and 37,225,275 at June 30, 2007 and December 31, 2006, respectively	331,206	372,253
Additional paid in capital	145,232,183	161,841,103
Retained earnings	17,207,851	134,244,500
Common stock in treasury; at cost, 2,551,556 and 2,505,160 shares at June 30, 2007 and December 31, 2006, respectively	(40,975,677)	(40,279,737)

Total stockholders’ equity	121,795,563	256,178,119

Total liabilities and stockholders’ equity	$441,564,600	$350,582,822

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues
Purchased receivable revenues, net	$65,514,898	$63,943,322	$132,296,932	$131,208,102
Gain on sale of purchased receivables	—	2,326,335	—	2,326,335
Other revenues, net	350,976	511,535	874,969	627,740

Total revenues	65,865,874	66,781,192	133,171,901	134,162,177

Expenses
Salaries and benefits	20,952,579	20,558,512	43,401,034	43,884,014
Collections expense	23,709,050	20,376,282	46,778,990	39,191,130
Occupancy	2,307,643	2,254,632	4,647,028	4,429,488
Administrative	3,281,103	2,965,691	5,494,459	5,316,190
Restructuring charges	328,925	—	477,036	—
Depreciation and amortization	1,079,374	1,056,167	2,168,266	1,945,784
Loss on disposal of equipment	6,714	5,377	1,299	5,522

Total operating expenses	51,665,388	47,216,661	102,968,112	94,772,128

Income from operations	14,200,486	19,564,531	30,203,789	39,390,049
Other income (expense)
Interest income	206,397	623,224	222,124	1,204,181
Interest expense	(1,138,562)	(191,562)	(1,402,380)	(369,106)
Other	10,256	(176,015)	22,465	(185,554)

Income before income taxes	13,278,577	19,820,178	29,045,998	40,039,570
Income taxes	4,999,412	7,401,332	10,915,580	15,030,629

Net income	$8,279,165	$12,418,846	$18,130,418	$25,008,941

Weighted-average number of shares:
Basic	34,279,507	37,215,664	34,498,008	37,210,419
Diluted	34,293,511	37,256,039	34,508,368	37,285,998
Earnings per common share outstanding:
Basic	$0.24	$0.33	$0.53	$0.67
Diluted	$0.24	$0.33	$0.53	$0.67
Dividends declared per common share	$2.45	$—	$2.45	$—
See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$18,130,418	$25,008,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,168,266	1,945,784
Deferred income taxes	1,895,917	429,399
Share-based compensation expense	1,076,038	1,199,050
Net impairment of purchased receivables	9,616,200	8,151,500
Non-cash revenue	(684,940)	(1,018,991)
Loss on disposal of equipment	1,299	5,522
Gain on sale of purchased receivables	—	(2,326,335)
Changes in assets and liabilities, net of effects from purchase of PARC in 2006:
Increase in accounts payable and other liabilities	3,659,597	290,616
(Decrease) increase in other assets	(3,334,412)	220,292
Increase (decrease) in income taxes payable	212,963	(728,065)

Net cash provided by operating activities	32,741,346	33,177,713

Cash flows from investing activities
Proceeds from the sale of purchased receivables	—	2,750,539
Investment in purchased receivables, net of buy backs	(73,511,945)	(44,531,507)
Principal collected on purchased receivables	50,057,179	40,659,229
Purchase of property and equipment	(770,485)	(3,261,654)
Proceeds from the sale of property and equipment	4,807	158,135
Purchase of investment securities	—	(4,935,010)
Payment for purchase of PARC, net of cash acquired	—	(14,688,104)

Net cash used in investing activities	(24,220,444)	(23,848,372)

Cash flows from financing activities
Repurchase of common stock	(78,743,296)	(302,406)
Proceeds received for treasury shares	—	283,350
Borrowings under notes payable	199,000,000	—
Repayment of notes payable	(54,000,000)	—
Repayment of capital lease obligations	(36,896)	(75,423)
Repayment of bank and other secured debt assumed from PARC	—	(4,413,380)

Net cash provided by (used in) financing activities	66,219,808	(4,507,859)

Net increase in cash	74,740,710	4,821,482
Cash at beginning of period	11,307,451	50,518,934

Cash at end of period	$86,048,161	$55,340,416

Supplemental disclosure of cash flow information
Cash paid for interest	$484,377	$133,993
Cash paid for income taxes	$8,826,290	$15,999,736
Non-cash investing and financing activities:
Accrual for dividends payable	$74,845,716	$—
Accrual for common stock repurchases from former employees	1,947,270	—
Accrual for tender offer transaction costs	941,914	—
Capital lease obligations incurred	—	24,797

Assumption of liabilities in conjunction with purchase of PARC:
Fair value of assets acquired less cash acquired	$—	$20,323,409
Cash paid for capital stock less cash acquired	—	(14,688,104)

Net liabilities assumed	$—	$5,635,305

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited financial statements of Asset Acceptance Capital Corp. and its subsidiaries (collectively referred to as the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2007 and its results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006, and all adjustments were of a normal recurring nature. The results of operations of the Company for the three and six months ended June 30, 2007 and 2006 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2006.
  Nature of Operations
     The Company is engaged in the purchase and collection of defaulted and charged-off accounts receivable portfolios. These receivables are acquired from consumer credit originators, primarily credit card issuers, consumer finance companies, healthcare providers, retail merchants, telecommunications and other utility providers as well as from resellers and other holders of consumer debt. The Company periodically sells receivables from these portfolios to unaffiliated companies.
     In addition, the Company finances the sales of consumer product retailers as well as services medical receivables on a contingent fee basis.
  Reporting Entity
     On April 28, 2006, the Company entered into an agreement to purchase 100% of the outstanding shares of Premium Asset Recovery Corporation and its wholly-owned subsidiary, Outcoll Services, Inc (“PARC”). As a result, the consolidated financial statements include the accounts of Asset Acceptance Capital Corp. consisting of direct and indirect subsidiaries AAC Investors, Inc., RBR Holding Corp., Asset Acceptance Holdings, LLC, Asset Acceptance, LLC, Rx Acquisitions, LLC, Consumer Credit, LLC and PARC (since the date of acquisition). All significant intercompany balances and transactions have been eliminated in consolidation.
  Purchased Receivables Portfolios and Revenue Recognition
     Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and typically have been subject to previous collection efforts. The Company acquires the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (generally more than 90%) from their face values and are initially recorded at the Company’s cost to acquire the portfolio. Financing for the purchases is primarily provided by the Company’s cash generated from operations and the Company’s revolving credit facility.
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
     Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Based on historical cash collections, each pool is given an expected life of 60 months with the exception of healthcare pools, which are generally given a life of 36 months. The actual life of each pool may vary, but will generally amortize in approximately 60 months with some pools amortizing sooner and some amortizing later. Healthcare pools generally amortize in approximately 36 months. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical trends to determine whether each static pool is performing as expected. This comparison is used to determine future estimated cash flows. If the revised cash flow estimates are greater than the original estimates, the IRR is adjusted prospectively to reflect revised estimate of cash flows over the remaining life of the static pool. If the revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.
     The cost recovery method prescribed by SOP 03-3 is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of June 30, 2007, the Company had 24 unamortized pools on the cost recovery method with an aggregate carrying value of $7.6 million or about 2.4% of the total carrying value of all purchased receivables. The Company had 22 unamortized pools on the cost recovery method with an aggregate carrying value of $7.2 million, or about 2.4% of the total carrying value of all purchased receivables as of December 31, 2006.
     The agreements to purchase receivables typically include general representations and warranties from the sellers covering account holder death, bankruptcy, fraud and settled or paid accounts prior to sale. The representation and warranty period permits the return of certain accounts from the Company back to the seller. The general time frame to return accounts is within 60 to 240 days. Proceeds from returns, also referred to as buybacks, are applied against the carrying value of the static pool.
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
     Changes in purchased receivable portfolios for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Beginning balance	$307,983,677	$252,898,222	$300,840,508	$248,990,772
Investment in purchased receivables, net of buybacks	37,297,460	18,498,979	73,511,945	44,531,507
Investment in purchased receivables acquired from PARC on April 28, 2006	—	8,293,763	—	8,293,763
Cost of sale of purchased receivables, net of returns	—	(424,204)	—	(424,204)
Cash collections	(95,432,021)	(89,609,982)	(191,285,371)	(178,999,840)
Purchased receivable revenues	65,514,898	63,943,322	132,296,932	131,208,102

Ending balance	$315,364,014	$253,600,100	$315,364,014	$253,600,100

     Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of the purchased receivables. Changes in accretable yield for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Beginning balance	$975,706,637	$887,672,269	$958,629,284	$848,545,458
Revenue recognized on purchased receivables	(65,514,898)	(63,943,322)	(132,296,932)	(131,208,102)
Additions due to purchases during the period	73,023,794	58,449,860	136,576,902	113,144,041
Reclassifications from nonaccretable yield	1,477,537	11,715,945	21,783,816	63,413,355

Ending balance (1)	$984,693,070	$893,894,752	$984,693,070	$893,894,752

(1)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Please refer to Forward-Looking Statements on page 17 and Critical Accounting Policies on page 31 for further information regarding these estimates.
     Cash collections for the three months and six months ended June 30, 2007 and 2006 include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of revenue from fully amortized pools were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue from fully amortized pools:
Pools that amortized before 60 months	$7,536,316	$7,148,243	$11,836,008	$13,821,064
Pools that are 60 months or older	13,177,866	8,946,849	25,850,802	17,593,028
Pools under full cost recovery	1,446,120	1,111,529	2,935,974	2,498,637

Total revenue from fully amortized pools	$22,160,302	$17,206,621	$40,622,784	$33,912,729

     During the three and six months ended June 30, 2007, the Company recorded net impairments of $5.1 million and $9.6 million, respectively, related to its purchased receivables and allowance for receivable losses. The Company recorded net impairments of $5.5 million and $8.2 million during the three and six months ended June 30, 2006, respectively. The net impairments charge reduced revenue and the allowance reduced the carrying value of the purchased receivable portfolios. Changes in the allowance for receivable losses for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Beginning balance	$43,825,155	$24,979,355	$39,714,055	$22,285,355
Impairments	5,320,000	6,900,000	10,034,000	10,195,000
Reversal of impairments (1)	(176,900)	(1,442,500)	(417,800)	(2,043,500)
Deductions (2)	(552,600)	(29,500)	(914,600)	(29,500)

Ending balance	$48,415,655	$30,407,355	$48,415,655	$30,407,355

(1)	The impairment reversals relate to impairment charges recognized during the fiscal years ended December 31, 2006 and 2005.

(2)	Deductions represent impairments on fully amortized purchased receivable portfolios that were written-off and cannot be reversed.
  Seasonality
     Collections within portfolios tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenue recognized is relatively level due to the application of the provisions prescribed by SOP 03-3. In addition, the Company’s operating results may be affected to a lesser extent by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and integrating these receivables into the Company’s systems. Consequently, income and margins may fluctuate from quarter to quarter.
  Collections from Third Parties
     The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross cash collections paid to the third parties as a component of collection expense. The percent of gross cash collections from such third party relationships were 24.9% and 22.9% for the three months ended June 30, 2007 and 2006, respectively, and 24.4% and 22.9% for the six months ended June 30, 2007 and 2006, respectively.
  Accrued Liabilities
     As of June 30, 2007 and December 31, 2006, the totals of accrued liabilities were $16,674,173 and $13,026,622, respectively. The details of the balances are identified in the following table.

	June 30, 2007	December 31, 2006
Accrued payroll, benefits and bonuses	$7,824,628	$8,408,244
Accrued general and administrative expenses	4,885,419	1,394,762
Deferred rent	2,739,296	2,858,418
Accrued restructuring charges	168,123	—
Other accrued expenses	1,056,707	365,198

Total accrued liabilities	$16,674,173	$13,026,622

     Other accrued expenses include $0.9 million of accrued transaction costs relating to the Company’s recapitalization transaction that was consummated in the quarter ended June 30, 2007. Refer to Note 2, “Recapitalization”.
  Concentration of Risk
     For the three and six months ended June 30, 2007, the Company invested 68.4% and 55.7%, respectively, in purchased receivables from its top three sellers. For the three and six months ended June 30, 2006, the Company invested 73.4% and 71.7%, respectively, in purchased receivables from its top three sellers. Two sellers are included in the top three in both of the three-month periods. The same two sellers are included in the top three in both of the six-month periods.
  Earnings Per Share
Earnings per share reflect net income divided by the weighted-average number of shares outstanding. Diluted weighted-average shares outstanding at June 30, 2007 and 2006 included 10,360 and 75,579 dilutive shares, respectively, related to outstanding stock-based compensation awards. There were 354,499 and 139,011 outstanding options that were not included within the diluted weighted-average shares as their option price exceeded the market price of the Company’s stock at June 30, 2007 and 2006, respectively. See Note 2, “Recapitalization” for a discussion of the Company’s recapitalization transaction that was consummated in the quarter ended June 30, 2007.
  Reclassifications
     Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.
  Recently Issued Accounting Pronouncements
     SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”
     Effective January 1, 2007, the Company adopted SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance regarding subsequent derecognition of a tax position, classification, interest and penalties, accounting in interim periods, disclosure, and transition method. The Company was not required to record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48 and has no material unrecognized tax benefits at January 1, 2007. See Note 7, “Income Taxes”, for additional details.
  SFAS No. 157, “Fair Value Measurements”
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
2. Recapitalization
     On April 24, 2007, the Company announced a recapitalization plan (the “Recapitalization Plan”) to return approximately $150.0 million to the Company’s shareholders. Pursuant to the Recapitalization Plan, on June 12, 2007, the Company completed a modified “Dutch auction” tender offer, resulting in the repurchase of 1,982,250 of the Company’s common shares for an aggregate purchase price of $37.2 million, or $18.75 per share.
     On June 28, 2007, under a repurchase agreement announced on April 24, 2007, the Company purchased shares from (i) its largest shareholder, (ii) its Chairman, President and Chief Executive Officer, and (iii) its Senior Vice President and Chief Financial Officer. These shareholders elected not to tender any shares in the tender offer and the repurchase agreement allowed them to maintain their pro rata beneficial ownership interest in the Company after giving effect to the tender offer and purchase under the repurchase agreement. The Company repurchased 2,017,750 common shares from these shareholders for an aggregate price of $37.8 million, or $18.75 per share.
     On June 18, 2007, the Company’s Board of Directors declared a special one-time cash dividend of $2.45 per share, or $74.8 million in aggregate, which was paid on July 31, 2007 to holders of record on July 19, 2007.
     In order to fund these transactions, the Company obtained a $150.0 million term loan through a new credit agreement (the “New Credit Agreement”) aggregating $250.0 million, which was funded on June 12, 2007 and terminated its prior credit facility. Refer to Note 3, “Notes Payable” for further information about the new credit facilities and repayment of the prior facility.
     As a result of the payment of the special one-time cash dividend, the Company adjusted the number of deferred stock units outstanding under the Company’s 2004 stock incentive plan, as amended, and also changed the exercise price and number of outstanding stock options issued under the 2004 stock incentive plan, as amended, in order to avoid dilution to holders of the deferred stock units and outstanding stock options as a result of the one-time special cash dividend. Refer to Note 6, “Share-Based Compensation” for further information.
     During the quarter ended June 30, 2007, the Company incurred approximately $0.2 million of interest expense related to the write-off of deferred financing fees associated with extinguished debt. In connection with the New Credit Agreement, the Company paid approximately $2.3 million in fees, which were recorded as a deferred financing cost and included in other assets in the consolidated balance sheet. In addition, the Company incurred approximately $1.1 million in transaction costs associated with the Dutch auction tender offer and recorded these costs as a reduction in stockholders’ equity.
     Subsequent to the completion of the Recapitalization Plan, the Company’s interest expense will be significantly higher as a result of the borrowings incurred to fund the cash return to shareholders. The following pro forma financial information has been compiled as if the Company had completed the Recapitalization Plan as of January 1, 2006 for fiscal 2006 and January 1, 2007 for fiscal 2007. Borrowing rates in effect as of June 30, 2007 were used to compute pro forma interest expense. As the recapitalization involved a repurchase of shares, pro forma shares outstanding are also provided.

	Pro Forma Financial Information
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Income before income taxes, as reported	$13,278,577	$19,820,178	$29,045,998	$40,039,570
Add back reported interest expense	1,138,562	191,562	1,402,380	369,106
Add back costs related to extinguishment of financing	227,775	—	227,775	—
Deductions pro forma interest expense	(3,435,562)	(3,113,562)	(6,622,380)	(6,214,106)

Pro forma income before income taxes	11,209,352	16,898,178	24,053,773	34,194,570
Pro forma income taxes	(4,192,298)	(6,319,919)	(8,996,111)	(12,788,769)

Pro forma net income	$7,017,054	$10,578,259	$15,057,662	$21,405,801

Pro forma basic net income per common share	$0.23	$0.32	$0.49	$0.65
Pro forma diluted net income per common share	$0.23	$0.32	$0.49	$0.65

Reported interest expense	$1,138,562	$191,562	$1,402,380	$369,106
Incremental interest on new borrowings	2,255,000	2,859,000	5,115,000	5,719,000
Incremental amortization of new credit facility fees	42,000	63,000	105,000	126,000

Pro forma interest expense	$3,435,562	$3,113,562	$6,622,380	$6,214,106

Pro forma effective tax rates	37.4%	37.4%	37.4%	37.4%

Weighted-average common shares outstanding during the period	34,279,507	37,215,664	34,498,008	37,210,419
Incremental full period impact of repurchased shares	(3,710,492)	(4,129,818)	(3,918,996)	(4,129,818)

Pro forma basic shares outstanding	30,569,015	33,085,846	30,579,012	33,080,601

Weighted-average common shares outstanding during the period plus dilutive potential common shares	34,293,511	37,256,039	34,508,368	37,285,998
Incremental impact of the special dividend on the number of dilutive deferred stock units outstanding	355	—	174	—
Incremental full period impact of repurchased shares	(3,710,492)	(4,129,818)	(3,918,996)	(4,129,818)

Pro forma diluted shares outstanding	30,583,374	33,126,221	30,589,546	33,156,180

3. Notes Payable
     The Company entered into a New Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, effective as of June 12, 2007, as part of the Recapitalization Plan discussed in Note 2, “Recapitalization”. Under the terms of the New Credit Agreement, the Company has obtained a new five year $100 million revolving credit facility (the “New Revolving Credit Facility”) and a new six year $150 million term loan facility (the “New Term Loan Facility” and, together with the New Revolving Credit Facility, the “New Credit Facilities”). The New Credit Facilities bear interest at prime or up to 100 basis points over prime depending upon the Company’s liquidity, as defined in the New Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month LIBOR contracts at rates between 125 to 225 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s New Revolving Credit Facility includes an accordion loan feature that allows it to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The New Credit Agreement has certain covenants and restrictions that the Company must comply with, which, as of June 30, 2007 are:
•	Leverage Ratio (as defined) cannot exceed 1.25 to 1.0 at any time on or before December 30, 2008, 1.125 to 1.0 at any time on or after December 31, 2008 and on or before December 30, 2010, or 1.0 to 1.0 at any time thereafter;

•	Ratio of Total Liabilities to Tangible Net Worth cannot exceed 3.0 to 1.0 at any time on or before December 30, 2007, 2.5 to 1.0 at any time on or after December 31, 2007 and on or before December 30, 2008, 2.0 to 1.0 at any time on or after December 31, 2008 and on or before December 30, 2009, 1.75 to 1.0 at any time on or after December 31, 2009 and on or before December 30, 2010, or 1.5 to 1.0 at any time thereafter;

•	Tangible Net Worth must equal or exceed $80.0 million plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.
     Commitment fees on the unused portion of the New Revolving Credit Facility are paid quarterly, in arrears, and are calculated as an amount equal to a margin of 0.25% to 0.50%, depending on the Company’s liquidity, on the average amount available on the New Revolving Credit Facility.
     The New Credit Agreement requires the Company to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the New Term Loan Facility within 90 days of the effective date, or September 10, 2007.
     Termination of Former Credit Agreement. On June 12, 2007, the initial funding occurred under the New Credit Agreement and, as a result, the Company’s existing credit agreement, dated as of September 30, 2002, as amended, with JPMorgan Chase, N.A., as agent, and syndicate of lenders named therein (the “Former Credit Agreement”), which contained a $100 million revolving credit facility, terminated. The Former Credit Agreement was scheduled to expire in May 2008. The Company incurred no penalties or prepayment premiums in connection with early termination of the Former Credit Agreement. Under the terms of the Former Credit Agreement, the Company paid interest at prime or 25 basis points over prime depending upon the Company’s liquidity, as defined in the Former Credit Agreement. Alternately, at the Company’s discretion, it could have borrowed by entering into 30, 60 or 90-day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s Former Credit Agreement included an accordion loan feature that allowed it to request a $20.0 million increase in the credit facility.
     There was $162.0 million balance outstanding on the Company’s New Credit Facilities at June 30, 2007. Management believes it is in compliance with all terms of the Company’s New Credit Agreement as of June 30, 2007.
4. Property and Equipment
     Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	June 30, 2007	December 31, 2006
Computers and software	$12,761,085	$12,343,711
Furniture and fixtures	10,125,619	10,001,986
Leasehold improvements	2,054,509	2,051,391
Equipment under capital lease	307,001	321,783
Automobiles	51,709	47,404

Total property and equipment, cost	25,299,923	24,766,275
Less accumulated depreciation	(13,871,825)	(12,057,664)

Net property and equipment	$11,428,098	$12,708,611

5. Restructuring Charges
     The Company recognizes costs associated with exit or disposal activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Examples of costs covered by SFAS 146 include employee termination benefits, contract termination costs and other costs to consolidate or close facilities and relocate employees.
     In order to eliminate excess office capacity and to increase efficiency, on March 1, 2007, the Company announced plans to close its White Marsh, Maryland and Wixom, Michigan offices during 2007. In conjunction with these office closures, the Company expects to incur approximately $1.5 million in restructuring charges. Restructuring charges include one-time employee termination benefits of approximately $0.2 million, accelerated depreciation charges on furniture and equipment of approximately $0.6 million, contract termination costs of approximately $0.5 million for the remaining lease payments on the Wixom, Michigan office and other exit costs of approximately $0.2 million.

     The Company recorded restructuring charges of $328,925 and $477,036 for the three and six months ended June 30, 2007 as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
One-time termination benefits	$170,322	$254,441
Long-lived assets charge (1)	154,713	206,284
Other exit costs	3,890	16,311

Total restructuring charges	$328,925	$477,036

(1)	The accelerated depreciation related to long-lived assets charge is included in “property and equipment, net” in the consolidated statements of financial position.
     These expenses are included in “restructuring charges” in the consolidated statements of income.
     The Company has recorded a restructuring liability as of June 30, 2007 of $168,123. Detailed information relating to the liability balance is outlined below:

	One-Time	Long-Lived
	Termination	Assets	Other
	Benefits	Charge	Exit Costs	Total
Restructuring liability as of January 1, 2007	$—	$—	$—	$—
Costs incurred and charged to expense	84,119	51,571	12,421	148,111
Costs paid	—	—	(12,421)	(12,421)

Restructuring liability as of March 31, 2007	84,119	51,571	—	135,690
Costs incurred and charged to expense	84,004	(51,571)	—	32,433
Costs paid	—	—	—	—

Restructuring liability as of June 30, 2007	$168,123	$—	$—	$168,123

     The Company has changed the service life of certain long-lived assets that will be disposed of when the offices close. This change in estimate did not have a material impact on income from operations, net income or earnings per share for the three and six months ended June 30, 2007.
     The Company does not expect there to be a material impact on its future results of operations, liquidity, or capital resources as a result of this office consolidation effort. The Company has offered relocation benefits to certain Maryland employees and plans to replace most other Maryland revenue generating positions in its remaining call center locations or with third-party agencies. Additionally, the Company has offered positions to all the Wixom, Michigan associates in the Warren, Michigan headquarters.
6. Share-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation” using the modified prospective application. The adoption of SFAS 123(R) requires all stock-based compensation awards granted to employees to be recognized in the consolidated financial statements at fair value, similar to that prescribed under SFAS 123. Adoption of the SFAS 123(R) provisions did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     The Company adopted a stock incentive plan, as amended, (the “Stock Incentive Plan”) during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key employees, non-employee directors and consultants. The Company has reserved 3,700,000 shares of common stock, in addition to treasury shares, for issuance in conjunction with all options and other stock-based awards to be granted under the plan. The purpose of the plan is (1) to promote the best interests of the Company and its stockholders by encouraging employees and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (2) to enhance the ability of the Company to attract and retain qualified employees, non-employee directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.
     By vote of the majority of the Company’s shares represented at the annual meeting, the Company amended the Stock Incentive Plan on May 22, 2007 to expand an anti-dilution provision. The additional compensation expense resulting from the amendment to the Stock Incentive Plan for the quarter ended June 30, 2007 was $491,925.
     As discussed in Note 2,“Recapitalization” the Company consummated a recapitalization transaction, including declaration of a special one-time cash dividend, in the quarter ended June 30, 2007. By a resolution of the Board of Directors, the payment of the special dividend will result in an increase in the number of deferred stock units outstanding and a change to the exercise price and number of outstanding stock options. Refer to Note 2 for the incremental impact on the weighted-average number of dilutive shares and on diluted earnings per share resulting from the additional shares subject to stock options and deferred stock units. The methodology used to adjust the awards was consistent with IRS Code Section 409A and the then proposed regulations promulgated thereunder and IRC Section 424 and the regulations promulgated thereunder, compliance with which was necessary to avoid adverse tax issues for the holders of awards. Such methodology also results in the fair value of the adjusted awards post-dividend to be equal to that of the unadjusted awards pre-dividend, with the result that there is no additional compensation expense in accordance with accounting for modifications to awards under SFAS 123(R).
     The Company’s share-based compensation arrangements are described below.
  Stock Options
     Effective January 1, 2006, the Company began utilizing the Whaley Quadratic approximation model, an intrinsic value method, to calculate the fair value of the stock awards on the date of grant using the assumptions noted in the following table. The fair value of the stock option awards calculated by the Whaley Quadratic approximation model is not significantly different from the Black-Scholes model utilized before 2006. The Whaley Quadratic model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. With regard to the Company’s assumptions stated below, the expected volatility is based on the historical volatility of the Company’s stock and management’s estimate of the volatility over the contractual term of the options. The expected term of the option is based on management’s estimate of the period of time for which the options are expected to be outstanding. The risk-free rate is derived from the five-year U.S. Treasury yield curve on the date of grant.

Options issue year:	2007	2006
Expected volatility	45.89%-47.00%	46.00%
Expected dividends	0.00%	0.00%
Expected term	5 Years	5 Years
Risk-free rate	4.68%-4.76%	4.55%-5.02%
     As of June 30, 2007, the Company had options outstanding for 398,027 shares of its common stock under the Stock Incentive Plan. These options have been granted to key employees and non-employee directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. The options granted to key employees generally vest between one and five years from the grant date whereas the options granted to non-employee directors generally vest immediately. The fair values of the stock options are expensed on a straight-line basis over the vesting period. The related expense for the six months ended June 30, 2007 includes $1,102,038 in administrative expenses for non-employee directors and $37,662 in salaries and benefits for employees. The related expense for the six months ended June 30, 2006 includes $1,138,656 in administrative expenses for non-employee directors and $30,416 in salaries and benefits for employees. The total tax benefit recognized in the consolidated statements of income was $428,527 and $437,233 for the six months ended June 30, 2007 and 2006, respectively. The following summarizes all stock option related transactions from January 1, 2007 through June 30, 2007:

			Weighted-Average	Aggregate
	Options	Weighted-Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
January 1, 2007	327,726	$18.95
Granted	70,301	18.69
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2007	398,027	18.91	8.27	$190,218

Exercisable at June 30, 2007	360,527	$18.96	8.20	$136,418

     The weighted-average fair value of the options granted during the six months ended June 30, 2007 and 2006 were $8.68 and $8.88, respectively. No options were exercised during the six months ended June 30, 2007. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $30,000.
     As of June 30, 2007, there was $296,609 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of 3.63 years.
     Cash received from options exercised during the six months ended June 30, 2006 was $283,350 and the actual tax benefit realized for the tax deductions was $11,220 for the six months ended June 30, 2006.

  Deferred Stock Units
     As of June 30, 2007, the Company granted 3,312 deferred stock units (“DSUs”) of its common stock to non-employee directors under the Stock Incentive Plan, as amended. Each DSU is equivalent to one share of common stock of the Company and becomes settled when the participant ceases to be a non-employee director or upon the occurrence of certain other events. The value of each DSU is equal to the market price of the Company’s stock at the date of grant. DSUs granted to non-employee directors vest immediately.
     The fair value of the DSUs granted during the six months ended June 30, 2007 were expensed immediately to correspond with the vesting schedule. The related expense for the six months ended June 30, 2007 includes $56,254 in administrative expenses. There were no DSUs granted or outstanding during the six months ended June 30, 2006.
     The following summaries all DSU related transactions from January 1, 2007 through June 30, 2007.

		Weighted-Average
		Grant-Date
	DSUs	Fair Value
January 1, 2007	—	$—
Granted	3,312	16.98

Balance at June 30, 2007	3,312	$16.98

     As of June 30, 2007, there were no unrecognized costs related to nonvested share-based compensation arrangement granted with DSUs.
  Restricted Shares
     In April 2006, the Company granted 25,114 restricted shares as part of an employment agreement with PARC’s President. The value of the restricted shares was equal to the closing price of the Company’s stock at the date of grant and the shares were expected to contingently vest over approximately three years based upon certain performance goals.
     The fair value of the restricted shares is expensed on a straight-line basis over the vesting period based on the number of shares that are expected to vest. If performance goals are not expected to be met, the compensation expense previously recognized is reversed. The related amount for the six months ended June 30, 2007 includes a reversal of compensation expense previously recognized of $119,916 in salaries and benefits because no restricted shares are expected to vest. There were no restricted shares vested as of June 30, 2007. Management is currently reviewing the restricted share agreement for possible amendment. The related expense for the six months ended June 30, 2006 includes $29,978 in salaries and benefits.
     As of June 30, 2007, there was $524,631 of total unrecognized compensation expense related to the nonvested restricted shares. That cost is not expected to be recognized because these shares are not expected to vest.
7. Litigation Contingencies
     The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of June 30, 2007 and does not believe exposure to be material.
8. Income Taxes
     The Company recorded an income tax provision of $5.0 million and $7.4 million for the three months ended June 30, 2007 and 2006, respectively, and $10.9 million and $15.0 million for the six months ended June 30, 2007 and 2006, respectively. The provision for income tax expense reflects an effective income tax rate of 37.7% and 37.3% for the three months ended June 30, 2007 and 2006, respectively, and 37.6% and 37.5% for the six months ended June 30, 2007 and 2006, respectively.
     The federal income tax returns of the Company for 2003, 2004, 2005, and 2006 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.
     The Company records interest and penalties related to unrecognized tax benefits as income tax expense. Interest and penalties related to the Company’s uncertain tax positions at January 1, 2007 were not significant.
     In July 2007, the State of Michigan enacted a new business tax system. The new tax regime includes both a tax on income and a gross receipts tax. Historically, a significant portion of the Company’s business has been allocable to Michigan for state taxation purposes. The Company is evaluating the impact of this new tax regime on its financial statements.

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
     During the six months ended June 30, 2007, we invested $74.8 million (net of buybacks) in charged-off consumer receivable portfolios, with an aggregate face value of $1.9 billion, or 3.95% of face value. The prices we pay for charged-off accounts receivable portfolios remain at relatively high levels as a result of increased competition. We cannot give any assurances about future prices either overall or within account or asset types. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.
     For the six months ended June 30, 2007, cash collections were $191.3 million, a 6.9% increase over the prior year. Total revenues for the six months ended were $133.2 million, a 0.7% decrease from the prior year. The total operating expenses for the six months ended June 30, 2007 were $103.0 million, an 8.6% increase over the prior year. The increase in total operating expenses is primarily due to increased collections expense. Collections expense increased as a percentage of cash collections to 24.5% for the six months ended June 30, 2007 versus 21.9% in the same period for 2006. Several categories of collections expense increased, including court costs and contingent fees paid to third parties collecting on our behalf, as well as increased telephone, mailing costs and information acquisition expenses, related to additional accounts acquired during the fourth quarter of 2006, and first half of 2007. The increased collections expense was partially offset by a decrease in salaries and benefits due to a decrease in average overall employee headcount from the six months ended June 30, 2006 to the six months ended June 30, 2007. Net income was $18.1 million for the six months ended June 30, 2007, compared to a net income of $25.0 million for the same period in 2006. Net income for the six months ended June 30, 2007 and 2006 included net impairment charges of $9.6 million and $8.2 million, respectively. The net impairment charges reduced revenue and the carrying value of the purchased receivables.
     On April 24, 2007, we announced a plan to return $150.0 million to our shareholders through share repurchases and a special one-time cash dividend. During the second quarter of 2007, we repurchased 4,000,000 shares for $75.0 million with an average purchase price of $18.75 per share. Also during the second quarter of 2007, we committed to paying a dividend of $2.45 per share on July 31, 2007 to our record holders as of July 19, 2007. The total amount of the dividend, approximately $74.8 million, is the remaining balance of the $150.0 million recapitalization.
     To fund the return of capital to shareholders, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein to provide a $100 million revolving credit facility and a $150.0 million term loan facility. The term loan was funded on June 12, 2007 and was partially utilized to fund share repurchases during June 2007. The remainder of the term loan borrowings was used to pay the July 31, 2007 special one-time cash dividend.
     Subsequent to the completion of the recapitalization, our interest expense will be significantly higher as a result of the borrowings incurred to fund the cash return to shareholders. Based on rates in effect during the second quarter of 2007, we expect interest expense to increase by approximately $3.0 million per quarter as a result of increased borrowings under the term loan. Interest expense could change as a result of fluctuations in interest rates.
     On March 1, 2007, we announced plans to close our White Marsh, Maryland and Wixom, Michigan offices during 2007. As part of this office consolidation, we recorded approximately $0.5 million in pre-tax restructuring charges for costs primarily related to employee one-time termination benefits and changes to the service life of certain long-lived assets. These costs are included in restructuring charges in the consolidated statements of income. In conjunction with these office closures, the Company expects to incur approximately $1.5 million in restructuring charges during 2007.

Forward-Looking Statements
     This report contains forward-looking statements that involve risks and uncertainties and that are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss in our annual report on Form 10-K for the year ended December 31, 2006 in the section titled “Risk Factors” and elsewhere in this report.
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

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues
Purchased receivable revenues, net	99.5%	95.7%	99.3%	97.8%	68.6%	71.3%	69.2%	73.3%
Gain on sale of purchased receivables	0.0	3.5	0.0	1.7	0.0	2.6	0.0	1.3
Other revenues, net	0.5	0.8	0.7	0.5	0.4	0.6	0.4	0.4

Total revenues	100.0	100.0	100.0	100.0	69.0	74.5	69.6	75.0

Expenses
Salaries and benefits	31.8	30.8	32.6	32.7	22.0	23.0	22.7	24.5
Collections expense	36.0	30.5	35.1	29.2	24.8	22.7	24.5	21.9
Occupancy	3.5	3.4	3.5	3.3	2.4	2.5	2.4	2.5
Administrative	5.0	4.4	4.1	4.0	3.4	3.3	2.9	3.0
Restructuring charges	0.5	0.0	0.4	0.0	0.4	0.0	0.2	0.0
Depreciation and amortization	1.6	1.6	1.6	1.4	1.1	1.2	1.1	1.1
Loss on disposal of equipment	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Total operating expenses	78.4	70.7	77.3	70.6	54.1	52.7	53.8	53.0

Income from operations	21.6	29.3	22.7	29.4	14.9	21.8	15.8	22.0
Other income (expense)
Interest income	0.3	0.9	0.2	0.9	0.2	0.7	0.1	0.7
Interest expense	(1.7)	(0.3)	(1.1)	(0.3)	(1.2)	(0.2)	(0.7)	(0.2)
Other	0.0	(0.2)	0.0	(0.2)	0.0	(0.2)	0.0	(0.1)

Income before income taxes	20.2	29.7	21.8	29.8	13.9	22.1	15.2	22.4
Income taxes	7.6	11.1	8.2	11.2	5.2	8.2	5.7	8.4

Net Income	12.6%	18.6%	13.6%	18.6%	8.7%	13.9%	9.5%	14.0%

  Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006
  Revenue
     Total revenues were $65.9 million for the three months ended June 30, 2007, a decrease of $0.9 million, or 1.4%, from total revenues of $66.8 million for the three months ended June 30, 2006. Purchased receivable revenues were $65.5 million for the three months ended June 30, 2007, an increase of $1.6 million, or 2.5%, from the three months ended June 30, 2006 amount of $63.9 million. Purchased receivable revenues reflect net impairments recognized during the three months ended June 30, 2007 and 2006 of $5.1 million and $5.5 million, respectively. Total revenue reflects a recognized gain on sale of purchased receivables during the three months ended June 30, 2006 of $2.3 million. The increase in purchased receivable revenues was primarily due to an increase in the average outstanding balance of purchased receivables as a result of recent purchases, which is partially offset by lower average internal rates of return assigned to recent purchases. Refer to the summarization tables on page 23 within the “Portfolio Performance” section, under the heading “Supplemental Performance Data”. Cash collections on charged-off consumer receivables increased 6.5% to $95.4 million for the three months ended June 30, 2007 from $89.6 million for the same period in 2006. Cash collections for the three months ended June 30, 2007 and 2006 include collections from fully amortized portfolios of $22.2 million and $17.2 million, respectively, of which 100% were reported as revenue.
     During the three months ended June 30, 2007, we acquired charged-off consumer receivable portfolios with an aggregate face value of $1.1 billion at a cost of $38.1 million, or 3.40% of face value, net of buybacks. Included in these purchase totals were 19 portfolios with an aggregate face value of $93.7 million at a cost of $5.1 million, or 5.40% of face value, which were acquired through seven forward flow contracts. Revenues on portfolios purchased from our top three sellers were $18.1 million and $16.1 million during the three months ended June 30, 2007 and 2006, respectively, with two sellers included in the top three in both three-month periods. During the three months ended June 30, 2006, we acquired charged-off consumer receivable portfolios with an aggregate face value of $524.9 million at a cost of $18.9 million, or 3.59% of face value (adjusted for buybacks through June 30, 2007). Included in these purchase totals were five portfolios with an aggregate face value of $19.0 million at a cost of $0.5 million, or 2.75% of face value (adjusted for buybacks through June 30, 2007), which were acquired through two forward flow contracts. From period to period, we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.

  Operating Expenses
     Total operating expenses were $51.7 million for the three months ended June 30, 2007, an increase of $4.5 million, or 9.4%, compared to total operating expenses of $47.2 million for the three months ended June 30, 2006. Total operating expenses were 54.1% of cash collections for the three months ended June 30, 2007, compared with 52.7% for the same period in 2006. The increase as a percent of cash collections is due to increases in collections expense and restructuring charges, which is partially offset by decreases in salaries and benefits and administrative expenses. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period, due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.
     Salaries and Benefits. Salary and benefit expenses were $21.0 million for the three months ended June 30, 2007, an increase of $0.4 million, or 1.9%, compared to salary and benefit expenses of $20.6 million for the three months ended June 30, 2006. Salary and benefit expenses were 22.0% of cash collections for the three months ended June 30, 2007, compared with 23.0% for the same period in 2006. Salary and benefit expenses decreased as a percentage of cash collections primarily due to a decrease in average overall employee headcount for the three months ended June 30, 2007 compared to the same period in 2006 which is partially offset by increased incentive compensation associated with traditional cash collections.
     Collections Expense. Collections expense increased to $23.7 million for the three months ended June 30, 2007, reflecting an increase of $3.3 million, or 16.4%, over collections expense of $20.4 million for the three months ended June 30, 2006. Collections expense was 24.8% of cash collections during the three months ended June 30, 2007 compared with 22.7% for the same period in 2006. Collections expense increased as a percentage of cash collections primarily due to increases in court costs and contingent fees paid to third parties collecting on our behalf, as well as increased telephone expenses. The increases in the court costs and third party collection expenses were primarily due to change in our collection strategies as well as an increase in the number of accounts for which legal and forwarding activities have been initiated. In addition, the increase in telephone expenses were primarily due to an increase in the number of accounts owned and actively pursued resulting from the investment in portfolios during the fourth quarter of 2006 and first half of 2007.
     Occupancy. Occupancy expense was $2.3 million for each of the three months ended June 30, 2007 and 2006, respectively. Occupancy expense was 2.4% and 2.5% of cash collections during the three months ended June 30, 2007 and 2006, respectively.
     Administrative. Administrative expenses increased to $3.3 million for the three months ended June 30, 2007, from $3.0 million for the three months ended June 30, 2006, reflecting a $0.3 million, or 10.6%, increase. Administrative expenses were 3.4% of cash collections during the three months ended June 30, 2007 compared with 3.3% for the same period in 2006. Administrative expenses for the quarter ended June 30, 2007 include $0.5 million in share-based compensation expense relating to an amendment to our Stock Incentive Plan to add an anti-dilution provision.
     Restructuring Charges. Restructuring charges were $0.3 million for the three months ended June 30, 2007 as a result of our plans to close our White Marsh, Maryland and Wixom, Michigan offices during 2007. Expenses were primarily related to employee one-time termination benefits and changes to the service life of certain long-lived assets.
     Depreciation and Amortization. Depreciation and amortization expense was $1.1 million for each of the three months ended June 30, 2007 and 2006, respectively. Depreciation and amortization expense was 1.1% of cash collections during the three months ended June 30, 2007 compared with 1.2% for the same period in 2006.
     Interest Income. Interest income was $0.2 million for the three months ended June 30, 2007, reflecting a decrease of $0.4 million compared to $0.6 million for the three months ended June 30, 2006. The decrease was due primarily to lower cash balances compared to the prior year.
     Interest Expense. Interest expense was $1.1 million for the three months ended June 30, 2007, reflecting an increase of $0.9 million compared to interest expense of $0.2 million for the three months ended June 30, 2006. Interest expense was 1.2% of cash collections during the three months ended June 30, 2007 compared with 0.2% for the same period in 2006. The increase in interest expense was due to increased average borrowings during the three months ended June 30, 2007 compared to the same period in 2006. Average borrowings during the quarter ended June 30, 2007 reflect the new $150.0 million term loan that was funded on June 12, 2007 to fund our recapitalization and special one-time cash dividend. We recorded interest expense of $0.6 million on the new term loan. Interest expense also includes the amortization of capitalized bank fees of $0.3 million and less than $0.1 million for the three months ended June 30, 2007 and 2006, respectively. Included in the amortization of capitalized bank fees for the quarter ended June 30, 2007 is 0.2 million relating to the former credit agreement that was terminated on June 12, 2007.
     Income Taxes. Income tax expense of $5.0 million reflects a federal tax rate of 35.2% and a state tax rate of 2.5% (net of federal tax benefit) for the three months ended June 30, 2007. For the three months ended June 30, 2006, income tax expense was $7.4 million and reflected a federal tax rate of 34.9% and state tax rate of 2.4% (net of federal tax benefit including utilization of state net operating losses). The 0.1% increase in the state rate was due to changing apportionment percentages among the various states. Income tax expense decreased $2.4 million, or 32.5% from income tax expense of $7.4 million for the three months ended June 30, 2006. The decrease in tax expense was due to a decrease in pre-tax financial statement income, which was $13.3 million for the three months ended June 30, 2007, compared to $19.8 million for the same period in 2006.
  Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006
  Revenue
     Total revenues were $133.2 million for the six months ended June 30, 2007, a decrease of $1.0 million, or 0.7%, from total revenues of $134.2 million for the six months ended June 30, 2006. Purchased receivable revenues were $132.3 million for the six months ended June 30, 2007, an increase of $1.1 million, or 0.8%, from the six months ended June 30, 2006 amount of $131.2 million. Purchased receivable revenues reflect net impairments recognized during the six months ended June 30, 2007 and 2006 of $9.6 million and $8.2 million, respectively. Total revenue reflects a recognized gain on sale of purchased receivables during the six months ended June 30, 2006 of $2.3 million. The increase in purchased receivable revenues was primarily due to an increase in the average outstanding balance of purchased receivables as a result of recent purchases, which is partially offset by lower average internal rates of return assigned to recent purchases. Refer to the summarization table on page 23 within the “Portfolio Perfomance” section, under the heading “Supplemental Performance Data”. Cash collections on charged-off consumer receivables increased 6.9% to $191.3 million for the six months ended June 30, 2007 from $179.0 million for the same period in 2006. Cash collections for the six months ended June 30, 2007 and 2006 include collections from fully amortized portfolios of $40.6 million and $33.9 million, respectively, of which 100% were reported as revenue.
     During the six months ended June 30, 2007, we acquired charged-off consumer receivable portfolios with an aggregate face value of $1.9 billion at a cost of $74.8 million, or 3.95% of face value, net of buybacks. Included in these purchase totals were 34 portfolios with an aggregate face value of $150.0 million at a cost of $7.8 million, or 5.18% of face value, which were acquired through seven forward flow contracts. Revenues on portfolios purchased from our top three sellers were $36.6 million and $33.6 million during the six months ended June 30, 2007 and 2006, respectively, with two sellers included in the top three in both six-month periods. During the six months ended June 30, 2006, we acquired charged-off consumer receivable portfolios with an aggregate face value of $1.2 billion at a cost of $45.2 million, or 3.62% of face value (adjusted for buybacks through June 30, 2007). Included in these purchase totals were eight portfolios with an aggregate face value of $34.8 million at a cost of $1.0 million, or 2.80% of face value (adjusted for buybacks through June 30, 2007), which were acquired through two forward flow contracts. From period to period we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.
  Operating Expenses
     Total operating expenses were $103.0 million for the six months ended June 30, 2007, an increase of $8.2 million, or 8.6%, compared to total operating expenses of $94.8 million for the six months ended June 30, 2006. Total operating expenses were 53.8% of cash collections for the six months ended June 30, 2007, compared with 53.0% for the same period in 2006. The increase as a percent of cash collections is due to increases in collections expense and restructuring charges, which is partially offset by a decrease in salaries and benefits and administrative expenses. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period, due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.
     Salaries and Benefits. Salary and benefit expenses were $43.4 million for the six months ended June 30, 2007, a decrease of $0.5 million, or 1.1%, compared to salary and benefit expenses of $43.9 million for the six months ended June 30, 2006. Salary and benefit expenses were 22.7% of cash collections for the six months ended June 30, 2007, compared with 24.5% for the same period in 2006. Salary and benefit expenses decreased as a percentage of cash collections primarily due to a decrease in average overall employee headcount for the six months ended June 30, 2007 compared to the same period in 2006, which is partially offset by increased incentive compensation associated with traditional cash collections.

     Collections Expense. Collections expense increased to $46.8 million for the six months ended June 30, 2007, reflecting an increase of $7.6 million, or 19.4%, over collections expense of $39.2 million for the six months ended June 30, 2006. Collections expense was 24.5% of cash collections during the six months ended June 30, 2007 compared with 21.9% for the same period in 2006. Collections expense increased as a percentage of cash collections primarily due to increases in court costs and contingent fees paid to third parties collecting on our behalf, as well as increased telephone, mailing costs and information acquisition expenses. The increases in the court costs and third party collection expenses were primarily due to changes in our collection strategies as well as an increase in the number of accounts for which legal and forwarding activities have been initiated. In addition, the increases in the telephone, mailing costs and information acquisition expenses were primarily due to an increase in the number of accounts owned and actively pursued resulting from the investment in portfolios during the fourth quarter of 2006, and first half of 2007.
     Occupancy. Occupancy expense was $4.6 million for the six months ended June 30, 2007, an increase of $0.2 million, or 4.9%, over occupancy expense of $4.4 million for the six months ended June 30, 2006. Occupancy expense was 2.4% and 2.5% of cash collections during the six months ended June 30, 2007 and 2006, respectively.
     Administrative. Administrative expenses increased to $5.5 million for the six months ended June 30, 2007, from $5.3 million for the six months ended June 30, 2006, reflecting a $0.2 million, or 3.4%, increase. Administrative expenses were 2.9% of cash collections during the six months ended June 30, 2007 compared with 3.0% for the same period in 2006. Administrative expenses decreased as a percentage of cash collections primarily due to a lower share-based compensation expense during the six months ended June 30, 2007 compared to the same period in 2006. Administration expenses for the six months ended June 30, 2006 include $0.5 million in share-based compensation expense relating to an amendment to our Stock Incentive Plan to add an anti-dilution provision.
     Restructuring Charges. Restructuring charges were $0.5 million for the six months ended June 30, 2007 as a result of our plans to close our White Marsh, Maryland and Wixom, Michigan offices during 2007. Expenses were primarily related to employee one-time termination benefits and changes to the service life of certain long-lived assets.
     Depreciation and Amortization. Depreciation and amortization expense was $2.2 million for the six months ended June 30, 2007, an increase of $0.3 million or 11.4% over depreciation and amortization expense of $1.9 million for the six months ended June 30, 2006. Depreciation and amortization expense was 1.1% of cash collections during each of the six months ended June 30, 2007 and 2006, respectively.
     Interest Income. Interest income was $0.2 million for the six months ended June 30, 2007, reflecting a decrease of $1.0 million compared to $1.2 million for the six months ended June 30, 2006. The decrease was due primarily to lower cash balances compared to the prior year.
     Interest Expense. Interest expense was $1.4 million for the six months ended June 30, 2007, reflecting an increase of $1.0 million compared to interest expense of $0.4 million for the six months ended June 30, 2006. Interest expense was 0.7% of cash collections during the six months ended June 30, 2007 compared with 0.2% for the same period in 2006. The increase in interest expense was due to increased average borrowings during the six months ended June 30, 2007 compared to the same period in 2006. Average borrowings during the six months ended June 30, 2007 reflect the new $150.0 million term loan that was borrowed on June 12, 2007 to fund our recapitalization and special one-time cash dividend. We incurred interest expense of $0.6 million on the new term loan. Interest expense also includes the amortization of capitalized bank fees of $0.4 million and $0.1 million for the six months ended June 30, 2007 and 2006, respectively. Included in the amortization of capitalized bank fees for the six months ended June 30, 2007 is $0.2 million relating to the former credit agreement that was terminated on June 12, 2007.
     Income Taxes. Income tax expense of $10.9 million reflects a federal tax rate of 35.2% and a state tax rate of 2.4% (net of federal tax benefit including utilization of state net operating losses) for the six months ended June 30, 2007. For the six months ended June 30, 2006, income tax expense was $15.0 million and reflected a federal tax rate of 35.1% and state tax rate of 2.4% (net of federal tax benefit including utilization of state net operating losses). Income tax expense decreased $4.1 million, or 27.4% from income tax expense of $15.0 million for the six months ended June 30, 2006. The decrease in tax expense was due to a decrease in pre-tax financial statement income, which was $29.0 million for the six months ended June 30, 2007, compared to $40.0 million for the same period in 2006.

Supplemental Performance Data
  Portfolio Performance
     The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis from January 1, 1997 through June 30, 2007.

						Total Estimated
			Cash Collections	Estimated	Total	Collections as a
	Number of	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Portfolios	Price (1)	Sales (2)	Collections(3)(4)	Collections	Purchase Price (2)
	(dollars in thousands)
1997	45	$4,345	$29,758	$89	$29,847	687%
1998	61	16,411	82,739	2,534	85,273	520
1999	51	12,924	61,488	4,330	65,818	509
2000	49	20,592	121,746	14,820	136,566	663
2001	62	43,031	248,499	44,118	292,617	680
2002	94	72,258	311,128	87,473	398,601	552
2003	76	87,156	336,885	169,841	506,726	581
2004	106	86,577	181,247	173,611	354,858	410
2005	104	100,801	112,214	204,311	316,525	314
2006 (5)	154	142,517	85,474	392,847	478,321	336
2007 (6)	70	74,775	7,687	206,083	213,770	286

Total	872	$661,387	$1,578,865	$1,300,057	$2,878,922	435%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios which occurred at the time of purchase.

(3)	Estimated remaining collections are based on historical cash collections. Please refer to Forward-Looking Statements on page 17 and Critical Accounting policies on page 31 for further information regarding these estimates.

(4)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using a 120 month collection forecast from the date of purchase.

(5)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

(6)	Includes only six months of activity through June 30, 2007.
     The following tables summarize the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of June 30, 2007.

			Unamortized	Unamortized
	Unamortized		Balance as a	Balance as a
	Balance as of	Purchase	Percentage of	Percentage of
Purchase Period	June 30, 2007	Price (1)	Purchase Price	Total
	(dollars in thousands)
2002	$4,928	$72,258	6.8%	1.6%
2003	18,635	87,156	21.4	5.9
2004	40,254	86,577	46.5	12.8
2005	68,772	100,801	68.2	21.8
2006 (2)	111,458	142,517	78.2	35.3
2007	71,317	74,775	95.4	22.6

Total	$315,364	$564,084	55.9%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

     The following table summarizes the purchased receivable revenues and amortization rates by year of purchase for the three and six months ended June 30, 2007 and 2006, respectively.

	Three months ended June 30, 2007
Year of			Amortization		Monthly		Net	Zero Basis
Purchase	Collections	Revenue	Rate		Yield(1)		Impairments	Collections
2001 and prior	$10,350,761	$10,448,031	N/M	%	N/M	%	$—	$10,446,375
2002	10,415,239	7,617,746	26.9		38.23		(7,700)	5,303,457
2003	15,650,934	10,123,237	35.3		16.67		861,000	3,360,246
2004	12,820,784	7,470,809	41.7		7.76		2,544,800	851,626
2005	13,733,997	8,952,035	34.8		4.99		1,745,000	19,693
2006	26,210,165	17,622,050	32.8		5.00		—	2,178,905
2007	6,250,141	3,280,990	47.5		2.12		—	—

Totals	$95,432,021	$65,514,898	31.3		7.55		$5,143,100	$22,160,302

	Three months ended June 30, 2006
Year of			Amortization	Monthly		Net	Zero Basis
Purchase	Collections	Revenue	Rate	Yield(1)		Impairments	Collections
2001 and prior	$13,689,505	$11,955,694	12.7%	N/M	%	$343,000	$11,293,183
2002	14,677,512	10,248,012	30.2	15.74		307,500	2,544,985
2003	20,935,583	14,921,541	28.7	12.63		1,606,000	2,573,810
2004	16,762,796	12,709,035	24.2	6.82		(353,000)	772,939
2005	15,908,332	9,400,689	40.9	4.92		3,554,000	—
2006	7,636,254	4,708,351	38.3	3.62		—	21,704
2007	N/A	N/A	N/A	N/A		N/A	N/A

Totals	$89,609,982	$63,943,322	28.6	8.88		$5,457,500	$17,206,621

	Six months ended June 30, 2007
Year of			Amortization		Monthly		Net	Zero Basis
Purchase	Collections	Revenue	Rate		Yield(1)		Impairments	Collections
2001 and prior	$20,681,710	$20,692,285	N/M	%	N/M	%	$—	$20,613,137
2002	22,432,000	15,560,961	30.6		30.72		209,100	9,857,978
2003	32,430,995	21,772,454	32.9		15.76		1,624,300	6,036,750
2004	26,855,142	16,650,174	38.0		7.69		4,475,800	1,620,244
2005	28,474,658	19,421,293	31.8		4.97		2,679,000	30,229
2006	52,723,217	33,969,471	35.6		4.69		628,000	2,464,446
2007	7,687,649	4,230,294	45.0		1.37		—	—

Totals	$191,285,371	$132,296,932	30.8		7.22		$9,616,200	$40,622,784

	Six months ended June 30, 2006
Year of			Amortization	Monthly		Net	Zero Basis
Purchase	Collections	Revenue	Rate	Yield(1)		Impairments	Collections
2001 and prior	$28,100,333	$24,624,893	12.4%	N/M	%	$333,000	$21,755,774
2002	30,759,950	22,326,578	27.4	15.41		415,500	5,312,405
2003	44,742,980	32,377,801	27.6	12.46		2,740,000	5,627,826
2004	35,008,501	25,326,009	27.7	6.69		(14,000)	1,195,020
2005	32,338,595	21,339,966	34.0	4.76		4,677,000	—
2006	8,049,481	5,212,855	35.2	2.36		—	21,704
2007	N/A	N/A	N/A	N/A		N/A	N/A

Totals	$178,999,840	$131,208,102	26.7	8.72		$8,151,500	$33,912,729

(1)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

Account Representative Productivity and Turnover
     We measure traditional call center account representative productivity by two major categories, those with less than one year of experience and those with one or more years of experience. The following tables display our results:
Account Representatives by Experience

	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2007	2006(3)	2007	2006(3)	2006(3)	2005(3)
Number of account representatives:
One year or more (1)	576	574	589	567	573	510
Less than one year (2)	346	421	321	472	399	540

Total account representatives	922	995	910	1,039	972	1,050

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.

(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new employees in training.

(3)	Excludes PARC’s FTE account representatives for periods prior to January 1, 2007.
Collection Averages by Experience

	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2007	2006(3)	2007	2006(3)	2006(3)	2005(3)
Collection averages:
One year or more (1)	$54,982	$49,629	$115,387	$101,899	$193,951	$199,734
Less than one year (2)	40,249	32,819	81,400	63,598	123,253	117,859
Overall average	49,458	42,515	103,384	84,488	164,932	157,661

(1)	Based on number of average traditional call center FTE account representatives and supervisors with one or more years of service.

(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new employees in training.

(3)	Excludes PARC’s FTE account representatives for periods prior to January 1, 2007.
     Collection averages tend to increase for the collection department as account representatives gain experience. The following table provides annualized collection department turnover data for traditional collections for the three and six months ended June 30, 2007 and 2006 as well as for the years ended December 31, 2006 and 2005:
Turnover by Experience

	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2007	2006(3)	2007	2006(3)	2006	2005(3)
Collection department turnover:
One year or more (1)	34.4%	54.5%	39.4%	41.8%	44.9%	39.3%
Less than one year (2)	137.8	107.0	128.0	102.1	107.4	117.8
Overall turnover	70.8	75.7	68.7	68.3	69.5	78.8

(1)	Based on number of traditional call center employees within the collection department with one or more years of service.

(2)	Based on number of traditional call center employees within the collection department with less than one year of service, including new employees in training.

(3)	Excludes traditional call center employees within PARC’s collection department for periods prior to January 1, 2007.

  Cash Collections
     The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.
Historical Collections (1)

												Six Months
												Ended
Purchase	Purchase	Year Ended December 31,										June 30,
Period	Price(3)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(dollars in thousands)
Pre-1997		$7,713	$5,684	$4,493	$3,718	$2,607	$1,862	$1,605	$1,283	$1,270	$918	$437
1997	$4,345	1,682	4,919	5,573	5,017	3,563	2,681	1,785	1,526	1,342	1,090	470
1998	16,411	—	4,835	15,220	15,045	12,962	11,021	7,987	5,582	4,653	3,352	1,504
1999	12,924	—	—	3,761	11,331	10,862	9,750	8,278	6,675	5,022	3,935	1,626
2000	20,592	—	—	—	8,895	23,444	22,559	20,318	17,196	14,062	10,603	4,192
2001	43,031	—	—	—	—	17,630	50,327	50,967	45,713	39,865	30,472	12,453
2002	72,258	—	—	—	—	—	22,340	70,813	72,024	67,649	55,373	22,432
2003	87,156	—	—	—	—	—	—	36,067	94,564	94,234	79,423	32,431
2004	86,577	—	—	—	—	—	—	—	23,365	68,354	62,673	26,855
2005	100,801	—	—	—	—	—	—	—	—	23,459	60,280	28,475
2006 (2)	142,517	—	—	—	—	—	—	—	—	—	32,751	52,723
2007	74,775	—	—	—	—	—	—	—	—	—	—	7,687

Total		$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$191,285

Cumulative Collections (1)

												Total
												Through
Purchase	Purchase	Total Through December 31,										June 30,
Period	Price(3)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(dollars in thousands)
1997	$4,345	$1,682	$6,601	$12,174	$17,191	$20,754	$23,435	$25,220	$26,746	$28,088	$29,178	$29,648
1998	16,411	—	4,835	20,055	35,100	48,062	59,083	67,070	72,652	77,305	80,657	82,161
1999	12,924	—	—	3,761	15,092	25,954	35,704	43,982	50,657	55,679	59,614	61,240
2000	20,592	—	—	—	8,895	32,339	54,898	75,216	92,412	106,474	117,077	121,269
2001	43,031	—	—	—	—	17,630	67,957	118,924	164,637	204,502	234,974	247,427
2002	72,258	—	—	—	—	—	22,340	93,153	165,177	232,826	288,199	310,631
2003	87,156	—	—	—	—	—	—	36,067	130,631	224,865	304,288	336,719
2004	86,577	—	—	—	—	—	—	—	23,365	91,719	154,392	181,247
2005	100,801	—	—	—	—	—	—	—	—	23,459	83,739	112,214
2006 (2)	142,517	—	—	—	—	—	—	—	—	—	32,751	85,474
2007	74,775	—	—	—	—	—	—	—	—	—	—	7,687
Cumulative Collections as Percentage of Purchase Price (1)

												Total
												Through
Purchase	Purchase	Total Through December 31,										June 30,
Period	Price(3)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
1997	$4,345	39%	152%	280%	396%	478%	539%	580%	616%	646%	672%	682%
1998	16,411	—	29	122	214	293	360	409	443	471	491	501
1999	12,924	—	—	29	117	201	276	340	392	431	461	474
2000	20,592	—	—	—	43	157	267	365	449	517	569	589
2001	43,031	—	—	—	—	41	158	276	383	475	546	575
2002	72,258	—	—	—	—	—	31	129	229	322	399	430
2003	87,156	—	—	—	—	—	—	41	150	258	349	386
2004	86,577	—	—	—	—	—	—	—	27	106	178	209
2005	100,801	—	—	—	—	—	—	—	—	23	83	111
2006 (2)	142,517	—	—	—	—	—	—	—	—	—	23	60
2007	74,775	—	—									10

(1)	Does not include proceeds from sales of any receivables.

(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.

(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Seasonality
     Our business depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections within portfolios tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenue recognized is relatively level due to the application of the provisions prescribed by SOP 03-3. In addition, our operating results may be affected to a lesser extent by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and integrating these receivables into our system. Consequently, income and margins may fluctuate from quarter to quarter.
     Below is a chart that illustrates our quarterly cash collections for 2003 through June 30, 2007.
Quarterly Cash Collections
Cash Collections

Quarter	2003	2004	2005	2006	2007
First	$44,017,730	$65,196,055	$80,397,640	$89,389,858	$95,853,350
Second	51,190,533	67,566,031	84,862,856	89,609,982	95,432,021
Third	48,622,829	66,825,822	78,159,364	80,914,791	—
Fourth	53,988,333	68,339,797	76,490,350	80,955,115	—

Total cash collections	$197,819,425	$267,927,705	$319,910,210	$340,869,746	$191,285,371

     Below is a table that illustrates the percentages by source of our total cash collections:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Traditional collections	46.7%	48.2%	48.1%	49.6%
Legal collections	39.7	39.4	38.5	38.1
Other collections	13.6	12.4	13.4	12.3

Total cash collections	100.0%	100.0%	100.0%	100.0%

     The following chart categorizes our purchased receivable portfolios acquired during January 1, 1997 through June 30, 2007 and into major asset types, as of June 30, 2007:

	Face Value of
	Charged-off		No. of
Asset Type	Receivables (2)%		Accounts	%
	(in thousands)
Visa®/MasterCard®/Discover®	$13,760,128	47.7%	6,720	25.5%
Private Label Credit Cards	3,985,505	13.8	5,608	21.3
Telecommunications/Utility/Gas	2,642,662	9.2	6,719	25.5
Health Club	1,550,278	5.4	1,533	5.8
Auto Deficiency	1,391,908	4.8	248	0.9
Installment Loans	801,394	2.8	285	1.1
Wireless Telecommunications	719,337	2.5	1,728	6.5
Other (1)	3,978,790	13.8	3,547	13.4

Total	$28,830,002	100.0%	26,388	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
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
     The following chart categorizes our purchased receivable portfolios acquired during January 1, 1997 through June 30, 2007 into major account types as of June 30, 2007:

	Face Value of
	Charged-off		No. of
Account Type	Receivables (2)%		Accounts	%
	(in thousands)
Fresh	$1,543,466	5.3%	807	3.1%
Primary	4,230,670	14.7	3,430	13.0
Secondary	5,130,584	17.8	5,544	21.0
Tertiary (1)	14,505,675	50.3	13,963	52.9
Other	3,419,607	11.9	2,644	10.0

Total	$28,830,002	100.0%	26,388	100.0%

(1)	Excluding the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
     We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivable portfolios acquired during January 1, 1997 through June 30, 2007 based on geographic location of debtor, as of June 30, 2007:

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables (3)(4)%		Accounts	%
	(in thousands)
Texas (1)	$3,510,139	12.2%	3,330	12.6%
California	2,680,642	9.3	2,731	10.4
Florida (1)	2,503,140	8.7	1,586	6.0
Michigan (1)	1,480,248	5.1	1,942	7.4
New York	1,353,350	4.6	902	3.4
Ohio (1)	1,289,422	4.5	1,586	6.0
Illinois (1)	1,090,448	3.8	1,350	5.1
New Jersey	1,033,646	3.5	820	3.1
South Carolina	811,447	2.8	507	1.9
Pennsylvania	796,520	2.8	622	2.4
North Carolina	687,686	2.4	451	1.7
Georgia	626,252	2.2	463	1.8
Massachusetts	593,942	2.1	512	1.9
Other (2)	10,373,120	36.0	9,586	36.3

Total	$28,830,002	100.0%	26,388	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

(4)	Excluding the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.
Liquidity and Capital Resources
     Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth. During the six months ended June 30, 2007, we had borrowings of $49.0 million against our new and former lines of credit for the funding of the investment in purchased receivables and had borrowings of $150.0 million on our new term loan beginning on June 12, 2007. Approximately half of the proceeds of the term loan were used to repurchase 4,000,000 shares of our common stock for $75.0 million under the recapitalization plan during the second quarter of 2007. The remainder of the borrowing under the term loan was held in cash as of June 30, 2007 for the payment of the one-time special dividend on July 31, 2007. During the second quarter of 2006, we acquired 100% of the outstanding shares of PARC for $16.2 million.
  Special Cash Dividend and Share Repurchase
     On April 24, 2007, we announced a special cash dividend and share repurchase plan to return $150.0 million to our shareholders. During the second quarter of 2007, we repurchased 4,000,000 shares for $75.0 million with an average purchase price of $18.75 per share as part of the recapitalization plan. During the second quarter of 2007, we also committed to paying a dividend of $2.45 per share to our record holders as of July 19, 2007. The total amount of the dividend, approximately $74.8 million, is the remaining balance of the $150.0 million recapitalization. The payment of the dividend occurred on July 31, 2007 and will be reported as a financing cash outflow in the third quarter of 2007.
  Borrowings
     We entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, effective as of June 12, 2007, as part of our overall recapitalization plan. Under the terms of the New Credit Agreement, we have obtained a new five year $100 million revolving credit facility (the “New Revolving Credit Facility”) and a new six year $150 million term loan facility (the “New Term Loan Facility” and, together with the New Revolving Credit Facility, the “New Credit Facilities”). The New Credit Facilities bear interest at prime or up to 100 basis points over prime depending upon our liquidity, as defined in the New Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month LIBOR contracts at rates between 125 to 225 basis points over the respective LIBOR rates, depending on our liquidity. Our New Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The New Credit Agreement has certain covenants and restrictions that we must comply with, which, as of June 30, 2007 are:
•	Leverage Ratio (as defined) cannot exceed 1.25 to 1.0 at any time on or before December 30, 2008, 1.125 to 1.0 at any time on or after December 31, 2008 and on or before December 30, 2010, or 1.0 to 1.0 at any time thereafter;

•	Ratio of Total Liabilities to Tangible Net Worth cannot exceed 3.0 to 1.0 at any time on or before December 30, 2007, 2.5 to 1.0 at any time on or after December 31, 2007 and on or before December 30, 2008, 2.0 to 1.0 at any time on or after December 31, 2008 and on or before December 30, 2009, 1.75 to 1.0 at any time on or after December 31, 2009 and on or before December 30, 2010, or 1.5 to 1.0 at any time thereafter;

•	Tangible Net Worth must equal or exceed $80.0 million plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.
     Commitment fees on the unused portion of the New Revolving Credit Facility are paid quarterly, in arrears, and are calculated as an amount equal to a margin of 0.25% to 0.50%, depending on our liquidity, on the average amount available on the New Revolving Credit Facility.
     The New Credit Agreement requires us to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the New Term Loan Facility within 90 days of the effective date, or September 10, 2007.
     Termination of Former Credit Agreement. On June 12, 2007, the initial funding occurred under the New Credit Agreement and, as a result, our existing credit agreement , dated as of September 30, 2002, as amended, with JPMorgan Chase, N.A., as agent, and syndicate of lenders named therein (the “Former Credit Agreement”), which contained a $100 million revolving credit facility, terminated. The Former Credit Agreement was scheduled to expire in May 2008. We incurred no penalties or prepayment premiums in connection with early termination of the Former Credit Agreement.
There was $162.0 million balance outstanding on our New Credit Facilities at June 30, 2007.

     Cash Flows
     The majority of our investments in purchased receivables have been funded with internal cash flow. For the six months ended June 30, 2007, we invested $73.5 million in purchased receivables, net of buybacks, with net payments of $5.0 million on our new and former lines of credit. Our cash balance increased from $11.3 million at December 31, 2006 to $86.0 million as of June 30, 2007, of which $74.8 million was held for the dividend that was paid on July 31, 2007.
     Our operating activities provided cash of $32.7 million and $33.2 million for the six months ended June 30, 2007 and 2006, respectively. Cash provided by operating activities for the six months ended June 30, 2007 and 2006 was generated primarily from net income earned through cash collections.
     Investing activities used cash of $24.2 million and $23.8 million for the six months ended June 30, 2007 and 2006, respectively. Cash used for investing purposes in the six months ended June 30, 2007 and 2006 was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal.
     Financing activities provided cash of $66.2 million for the six months ended June 30, 2007. Financing activities used cash of $4.5 million for the six months ended June 30, 2006. Cash provided by financing activities for the first six months of 2007 was primarily due to borrowings of $199.0 million under our New Credit Facilities and Former Credit Agreement to fund the recapitalization transactions and investments in purchased receivables. Cash used in financing activities includes repayments of $54.0 million on our Former Credit Agreement and capital lease obligations, as well as payments of $75.0 million for our repurchase of 4,000,000 shares in accordance with the recapitalization plan. Also, the Company exercised its right to buy its shares from former employees for $15.00 per share, or $0.7 million. In addition, cash used by financing activities for the six months of 2006 was due to the repurchase of 20,160 shares of common stock for $0.3 million, as well as repayments of $4.5 million on our credit facilities, net of borrowings and capital lease obligations.
     We believe that cash generated from operations combined with borrowing available under our new line of credit, will be sufficient to fund our operations for the next twelve months, although no assurance can be given in this regard. In the future, if we need additional capital for investment in purchased receivables, working capital or to grow our business or acquire other businesses, we may seek to sell additional equity or debt securities or we may seek to increase the availability under our new line of credit.

Future Contractual Cash Obligations
     The following table summarizes our future contractual cash obligations as of June 30, 2007:

	Year Ending December 31,
	2007	2008(3)	2009	2010	2011	Thereafter
Capital lease obligations (1)	$25,470	$18,634	$—	$—	$—	$—
Operating lease obligations (1)	3,339,087	5,791,926	4,920,354	3,972,945	3,739,779	14,364,097
Purchased receivables (2)	—	—	—	—	—	—
Revolving credit (3)	—	—	—	—	—	12,000,000
Term loan (4)	750,000	1,500,000	1,500,000	1,500,000	1,500,000	143,250,000
Employment agreements	407,500	315,000	105,000	—	—	—

Total	$4,522,057	$7,625,560	$6,525,354	$5,472,945	$5,239,779	$169,614,097

(1)	Future minimum lease payments under capital lease obligations and operating lease obligations have not been reduced by the amount of our restructuring activities that relates to the leased equipment or facilities.

(2)	During 2007, we renewed three forward flow contracts, entered into two new forward flow contracts as well as maintained two on-going forward flow contracts that commit us to purchase receivables for a fixed percentage of the face amount of the receivables. The seven forward flow contracts have terms beyond June 30, 2007 with the last contract expiring in April 2008. The five forward flow contracts have estimated monthly purchases of approximately $1.8 million, depending upon circumstances, and the other two on-going forward flow contracts have estimated monthly purchases of approximately $11,900 over the next twelve months.

(3)	To the extent that a balance is outstanding on our line of credit, it would be due in June 2012 or earlier as defined in the New Credit Agreement.

(4)	To the extent that a balance is outstanding on our term loan, it would be due in June 2013.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk relates to the interest rate risk with our New Credit Facilities. The average borrowings on our Former Credit Agreement and on our New Credit Facilities were $43.1 million for the six months ended June 30, 2007. At June 30, 2007, we had $162.0 million outstanding on our New Credit Facilities. Both the New Revolving Credit Facility and the New Term Loan Facility have variable interest rates, and assuming a 200 basis point increase in interest rates, interest expense would have increased approximately $0.4 million for the six months ended June 30, 2007. There were no borrowings on the Former Credit Agreement for the six months ended June 30, 2006. Interest rate fluctuations do not have a material impact on interest income. We currently do not have any swap or hedge agreements outstanding, however, our New Credit Agreement requires us to establish a program by September 10, 2007. Please refer to the following “Borrowings” section, under the heading “Liquidity and Capital Resources” on page 29 for more detailed information about this obligation under our New Credit Agreement.
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
     There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Company’s Repurchases of Its Common Stock
     The following table provides information about the Company’s common stock repurchased during the second quarter of 2007.

		Average	Total Number of	Maximum Number of
	Total Number	Price	Shares Purchased as Part	Shares that May Yet
	of Shares	Paid per	of Publicly Announced	Be Purchased Under
Period	Purchased (1)	Share	Plans or Programs	the Plans or Programs
April 1, 2007 - April 30, 2007	—	$—	—	—
May 1, 2007 - May 31, 2007	—	—	—	—
June 1, 2007 - June 30, 2007	4,129,818	18.63	4,000,000	—

Total	4,129,818	$18.63	4,000,000	—

(1)	Includes the Company exercise of its right to repurchase 129,818 of its shares from former employees at $15.00 per share.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of the stockholders of the Company was held on May 22, 2007. The results of the voting were as follows:
     1. The following individuals were elected as directors for a three-year term:

Director	Votes for	Votes Withheld
Nathaniel F. Bradley, IV	29,261,634	3,181,566
Anthony R. Ignaczak	30,707,071	1,736,129
William I Jacobs	31,491,498	951,702
     The following is a list of the other directors whose term of office continues beyond the annual stockholder meeting:
Jennifer Adams
Terrence D. Daniels
Donald Haider
H. Eugene Lockhart
William F. Pickard
     2. The approval of the amendment and restatement of the Asset Acceptance Capital Corp. 2004 Stock Incentive Plan:

Votes for	Votes Against	Votes abstained
21,749,127	8,484,317	3,244

Item 6. Exhibits

Exhibit
Number		Description
10.1
Stock Repurchase Agreement dated as of May 8, 2007, among Asset Acceptance Capital Corp., AAC Quad-C Investors LLC, Nathaniel F. Bradley IV and Mark A. Redman (Incorporated by reference to Exhibit 99(D)(2) included with Asset Acceptance Capital Corp.’s Schedule TO as filed on May 9, 2007)

10.2		Amendment to the 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 included with Current Report on Form 8-K filed on May 29, 2007)

10.3
Credit Agreement dated June 5, 2007, between Asset Acceptance Capital Corp. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 included with Current Report on Form 8-K filed on June 5, 2007)

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2007.

ASSET ACCEPTANCE CAPITAL CORP.
Date: August 6, 2007	By:	/s/ Nathaniel F. Bradley IV
Nathaniel F. Bradley IV
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2007	By:	/s/ Mark A. Redman
Mark A. Redman
Senior Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)