Form 10-Q
period 2007-09-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2007-11-09
CIK 1264707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
     As of October 26, 2007, 30,568,041 shares of the Registrant’s common stock were outstanding.

ASSET ACCEPTANCE CAPITAL CORP.
Quarterly Report on Form 10-Q

			Page
PART I – Financial Information
Item 1.	Consolidated Financial Statements (unaudited)		3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk		36
Item 4.	Controls and Procedures		37
PART II – Other Information
Item 1.	Legal Proceedings		37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		37
Item 6.	Exhibits		38
Signatures			39
Exhibits:	10.1	2004 Stock Incentive Plan (as amended and restated)
	10.2	2007 Annual Incentive Compensation Plan for Management (as amended and restated)
	10.3	Employment Agreement dated as of July 20, 2007, as amended by Amendment No. 1, dated October 18, 2007, between Asset Acceptance, LLC and Rion B. Needs
	10.4	Employment Agreement dated as of October 1, 2007, between Asset Acceptance, LLC and Deborah L. Everly
	31.1	Rule 13a-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer
	32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
Quarterly Report on Form 10-Q
This Form 10-Q and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Financial Position
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash	$10,935,287	$11,307,451
Purchased receivables, net	311,467,403	300,840,508
Property and equipment, net	11,576,945	12,708,611
Goodwill	14,323,071	14,323,071
Income taxes receivable	3,508,252	3,235,426
Other assets	10,532,456	8,167,755

Total assets	$362,343,414	$350,582,822

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$4,557,997	$3,666,042
Accrued liabilities	16,615,356	13,026,622
Notes payable	162,625,000	17,000,000
Deferred tax liability, net	58,788,535	60,632,218
Capital lease obligations	30,219	79,821

Total liabilities	242,617,107	94,404,703

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,119,597 and 37,225,275 at September 30, 2007 and December 31, 2006, respectively	331,196	372,253
Additional paid in capital	145,355,691	161,841,103
Retained earnings	15,516,644	134,244,500
Accumulated other comprehensive loss, net of tax	(501,547)	—
Common stock in treasury; at cost, 2,551,556 and 2,505,160 shares at September 30, 2007 and December 31, 2006, respectively	(40,975,677)	(40,279,737)

Total stockholders’ equity	119,726,307	256,178,119

Total liabilities and stockholders’ equity	$362,343,414	$350,582,822

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
Purchased receivable revenues, net	$52,034,534	$59,691,484	$184,331,466	$190,899,586
Gain on sale of purchased receivables	262,706	400,323	262,706	2,726,658
Other revenues, net	290,257	(921,662)	1,165,226	(293,922)

Total revenues	52,587,497	59,170,145	185,759,398	193,332,322

Expenses
Salaries and benefits	20,046,294	19,357,233	63,447,328	63,241,247
Collections expense	26,229,213	19,381,522	73,008,203	58,572,652
Occupancy	2,380,040	2,288,531	7,027,068	6,718,019
Administrative	2,355,442	778,363	7,849,901	6,094,553
Restructuring charges	87,178	—	564,214	—
Depreciation and amortization	1,073,957	1,115,587	3,242,223	3,061,371
Loss on disposal of equipment	2,854	1,131	4,153	6,653

Total operating expenses	52,174,978	42,922,367	155,143,090	137,694,495

Income from operations	412,519	16,247,778	30,616,308	55,637,827
Other income (expense)
Interest income	193,832	614,687	415,956	1,818,868
Interest expense	(3,357,264)	(108,627)	(4,759,644)	(477,733)
Other	29,240	168,162	51,705	(17,392)

Income (loss) before income taxes	(2,721,673)	16,922,000	26,324,325	56,961,570
Income taxes (benefits)	(1,046,174)	6,221,182	9,869,406	21,251,811

Net income (loss)	$(1,675,499)	$10,700,818	$16,454,919	$35,709,759

Weighted-average number of shares:
Basic	30,568,041	36,858,417	33,173,613	37,094,454
Diluted	30,568,041	36,891,693	33,222,500	37,125,710
Earnings (loss) per common share outstanding:
Basic	$(0.05)	$0.29	$0.50	$0.96
Diluted	$(0.05)	$0.29	$0.50	$0.96

Dividends per common share	$2.45	$—	$2.45	$—
See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other	Common	Total
	Number of	Common	Paid in	Retained	Comprehensive	Stock in	Stockholders’
	Shares	Stock	Capital	Earnings(1)	Loss, net of tax(1)	Treasury	Equity
Balance at December 31, 2005	37,225,275	$372,253	$160,361,599	$88,726,502	$—	$—	$249,460,354
Repurchases of treasury shares	—	—	—	—	—	(40,504,737)	(40,504,737)
Issuance of treasury shares	—	—	58,350	—	—	225,000	283,350
Compensation expense under share-based compensation plan	—	—	1,421,154	—	—	—	1,421,154
Net income	—	—	—	45,517,998	—	—	45,517,998

Balance at December 31, 2006	37,225,275	372,253	161,841,103	134,244,500	—	(40,279,737)	256,178,119
Repurchases of common stock, retired	(4,130,792)	(41,308)	(17,688,878)	(60,291,075)	—	—	(78,021,261)
Repurchases of treasury shares	—	—	—	—	—	(695,940)	(695,940)
Issuance of common stock	25,114	251	(251)	—	—	—	—
Compensation expense under share-based compensation plan	—	—	1,203,717	—	—	—	1,203,717
Cash dividends paid	—	—	—	(74,891,700)	—	—	(74,891,700)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(501,547)	—	(501,547)
Net income	—	—	—	16,454,919	—	—	16,454,919

Balance at September 30, 2007	33,119,597	$331,196	$145,355,691	$15,516,644	$(501,547)	$(40,975,677)	$119,726,307

(1)	Total comprehensive loss recognized during the three months ended September 30, 2007 was $2,177,046 and total comprehensive income recognized during the nine months ended September 30, 2007 was $15,953,372. Total comprehensive income recognized during the three and nine months ended September 30, 2006 was $10,700,818 and $35,709,759, respectively. Total comprehensive income (loss) is comprised of Net Income and Accumulated Other Comprehensive Loss, net of tax.
See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$16,454,919	$35,709,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,242,223	3,061,371
Deferred income taxes	(1,544,037)	(1,670,943)
Share-based compensation expense	1,203,717	1,313,746
Net impairment of purchased receivables	23,457,200	14,431,200
Non-cash revenue	(709,161)	(1,042,846)
Loss on disposal of equipment	4,153	6,653
Gain on sale of purchased receivables	(262,706)	(2,726,658)
Changes in assets and liabilities, net of effects from purchase of PARC in 2006:
Increase in accounts payable and other liabilities	3,679,496	2,310,283
Decrease (increase) in other assets	(2,701,457)	3,411,654
Increase in income taxes receivable	(272,826)	(869,382)

Net cash provided by operating activities	42,551,521	53,934,837

Cash flows from investing activities
Proceeds from the sale of purchased receivables	262,706	3,143,882
Investment in purchased receivables, net of buy backs	(108,329,242)	(71,572,821)
Principal collected on purchased receivables	74,954,308	55,626,691
Purchase of property and equipment	(2,052,351)	(5,114,932)
Proceeds from the sale of property and equipment	274,397	157,347
Purchase of investment securities	—	(14,935,010)
Payment for purchase of PARC, net of cash acquired	—	(14,675,912)

Net cash used in investing activities	(34,890,182)	(47,370,755)

Cash flows from financing activities
Repurchase of common stock	(78,717,201)	(20,116,476)
Proceeds received for treasury shares	—	283,350
Borrowings under notes payable	216,000,000	—
Repayment of notes payable	(70,375,000)	—
Cash dividends paid	(74,891,700)	—
Repayment of capital lease obligations	(49,602)	(105,367)
Repayment of bank and other secured debt assumed from PARC	—	(4,413,380)

Net cash used in financing activities	(8,033,503)	(24,351,873)

Net decrease in cash	(372,164)	(17,787,791)
Cash at beginning of period	11,307,451	50,518,934

Cash at end of period	$10,935,287	$32,731,143

Supplemental disclosure of cash flow information
Cash paid for interest	$3,500,176	$227,678
Cash paid for income taxes	$11,705,290	$23,780,241
Capital lease obligations incurred	$—	$24,797

Assumption of liabilities in conjunction with purchase of PARC:
Fair value of assets acquired less cash acquired	$—	$20,311,217
Cash paid for capital stock less cash acquired	—	(14,675,912)

Net liabilities assumed	$—	$5,635,305

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited financial statements of Asset Acceptance Capital Corp. and its subsidiaries (collectively referred to as the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2007 and its results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006, and all adjustments were of a normal recurring nature. The results of operations of the Company for the three and nine months ended September 30, 2007 and 2006 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2006.
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
     Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. The actual life of each pool may vary, but a pool will generally amortize in approximately 60 to 84 months with some pools amortizing sooner and some amortizing later. Healthcare pools generally amortize in approximately 36 months. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical trends to determine whether it is performing as expected. This comparison is used to determine future estimated cash flows. If the revised cash flow estimates are greater than the original estimates, the IRR is increased prospectively to reflect revised estimates of cash flows over the remaining life of the static pool. If the revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.
     The cost recovery method prescribed by SOP 03-3 is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of September 30, 2007, the Company had 30 unamortized pools on the cost recovery method with an aggregate carrying value of $14.9 million or about 4.8% of the total carrying value of all purchased receivables. The Company had 22 unamortized pools on the cost recovery method with an aggregate carrying value of $7.2 million, or about 2.4% of the total carrying value of all purchased receivables as of December 31, 2006.
     The agreements to purchase receivables typically include general representations and warranties from the sellers covering account holder death, bankruptcy, fraud and settled or paid accounts prior to sale. The representation and warranty period permits the return of certain accounts from the Company back to the seller. The general time frame to return accounts is within 60 to 240 days from the date of purchase agreement. Proceeds from returns, also referred to as buybacks, are applied against the carrying value of the static pool.
     Periodically the Company will sell, on a non-recourse basis, all or a portion of a pool to third parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are generally compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and carrying value, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of SFAS 125”. The agreements to sell receivables typically include general representations and warranties. Any accounts returned to the Company under these representations and warranties, and during the negotiated time frame, are netted against any “gains on sale of purchased receivables” or if they exceed the total reported gains for the period as a “loss on sale of purchased receivables”, which would be accrued for if material to the consolidated financial statements.
     Changes in purchased receivable portfolios for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Beginning balance	$315,364,014	$253,600,100	$300,840,508	$248,990,772
Investment in purchased receivables, net of buybacks	34,817,297	27,041,314	108,329,242	71,572,821
Investment in purchased receivables acquired from PARC on April 28, 2006	—	—	—	8,293,763
Cost of sale of purchased receivables, net of returns	—	6,980	—	(417,224)
Cash collections	(90,748,442)	(80,914,791)	(282,033,813)	(259,914,631)
Purchased receivable revenues	52,034,534	59,691,484	184,331,466	190,899,586

Ending balance	$311,467,403	$259,425,087	$311,467,403	$259,425,087

     During the quarter ended September 30, 2007, the Company refined its model for collections forecasting on its purchased receivable portfolios. In addition, the Company extended the expected lives of many non-medical purchased receivable portfolios acquired in 2004 and later to 84 months, up from 60 months. Cash collections may continue beyond 84 months, however, these amounts cannot be predicted with reasonable certainty. The revised collection forecasts and extension of collection lives were a change in accounting estimate and, in accordance with SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”) are recognized prospectively in the consolidated financial statements. The revised collection forecasts and extension of portfolio lives resulted in a net impairment of $13.8 million for the three and nine months ended September 30, 2007. Yields on certain portfolios were adjusted upwards as a result of the extension of portfolio lives, however this adjustment did not have a material impact on revenue for the three and nine months ended September 30, 2007. The impact of the net impairment was to decrease pretax income by $13.8 million, net income by an $8.7 million and both basic and fully diluted earnings per share for the three and nine months ended September 30, 2007 by $0.28 and $0.26, respectively.
     Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of the purchased receivables. Changes in accretable yield for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2007	2007
Beginning balance	$984,693,070	$958,629,284
Adjustment from using a 120 month collection forecast to a forecast equal to the expected lives of the portfolios, which were between 36 to 60 months	(207,918,443)	(202,451,872)

Revised beginning balance	776,774,627	756,177,412
Revenue recognized on purchased receivables	(52,034,534)	(184,331,466)
Additions due to purchases during the period	47,749,614	179,464,502
Reclassifications from nonaccretable yield (1)	(237,067,945)	(215,888,686)

Ending balance (2)	$535,421,762	$535,421,762

(1)	Reclassifications from nonaccretable yield include reductions from revised collection forecasts of approximately $381.7 million and increases attributable to extending certain portfolio lives from 60 to 84 months of $115.1 million.

(2)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Please refer to Forward-Looking Statements on page 20 and Critical Accounting Policies on page 36 for further information regarding these estimates.
     Cash collections for the three months and nine months ended September 30, 2007 and 2006 include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of revenue from fully amortized pools were as follows:

	Three months ended September 30,		Nine months ended September 30,
Revenue from fully amortized pools:	2007	2006	2007	2006
Amortizing before the end of their expected life	$7,474,728	$6,624,934	$17,582,633	$20,318,786
Amortizing after their expected life	12,539,478	8,064,652	40,118,384	25,796,762
Accounted under the cost recovery method	1,280,628	1,139,683	4,216,601	3,616,616

Total revenue from fully amortized pools	$21,294,834	$15,829,269	$61,917,618	$49,732,164

     During the three and nine months ended September 30, 2007, the Company recorded net impairments of $13.8 million and $23.5 million, respectively, related to its purchased receivables and allowance for receivable losses. The Company recorded net impairments of $6.3 million and $14.4 million during the three and nine months ended September 30, 2006, respectively. The net impairments charge reduced revenue and the allowance for receivable losses reduced the carrying value of the purchased receivable portfolios. Changes in the allowance for receivable losses for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Beginning balance	$48,415,655	$30,407,355	$39,714,055	$22,285,355
Impairments	14,216,000	6,867,300	24,250,000	17,062,300
Reversal of impairments (1)	(375,000)	(587,600)	(792,800)	(2,631,100)
Deductions (2)	—	(46,100)	(914,600)	(75,600)

Ending balance	$62,256,655	$36,640,955	$62,256,655	$36,640,955

(1)	The impairment reversals relate to impairment charges recognized during the fiscal years ended December 31, 2006, 2005 and 2004.

(2)	Deductions represent impairments on fully amortized purchased receivable portfolios that were written-off and cannot be reversed.
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
Collections from Third Parties
     The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross cash collections paid to the third parties as a component of collection expense. The percent of gross cash collections from such third party relationships recorded as a component of collections expense were 28.6% and 24.0% for the three months ended September 30, 2007 and 2006, respectively, and 25.8% and 23.3% for the nine months ended September 30, 2007 and 2006, respectively.
Derivative Financial Instruments
     The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to modify the interest characteristics of its outstanding debt and reduce its exposure to fluctuations in interest rates and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes.
     Based on the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted, the Company records derivative financial instruments at fair value. The fair value of all derivatives is reported at prevailing market rates within the caption accrued liabilities in the accompanying consolidated balance sheets.
     In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates for fixed rates under its Term Loan Facility (refer to Note 4, “Notes Payable”), equal to three-month London Interbank Offered Rate or LIBOR. At inception and for the first year, the notional amount of the swap is $125 million. Every year thereafter, on the anniversary of the swap agreement, subject to adjustment in accordance with the Modified Following Business Day Convention, the notional amount will decrease by $25 million. This swap agreement expires on September 13, 2012.
     The Company’s primary financial derivative instrument is designated and qualifies as a cash flow hedge and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive loss in the consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in earnings. For the period ended September 30, 2007, the ineffective portion of the change in fair value of the derivative recorded in earnings was $2,171 for the three and nine months ended September 30, 2007. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of September 30, 2007, the Company does not have any fair value hedges.
     The primary derivative contract, which qualifies as a cash flow hedge, has been recorded as a swap liability with a fair value of $801,193 and as an adjustment to other comprehensive loss, net of tax, of $501,547 at September 30, 2007.

Accrued Liabilities
     As of September 30, 2007 and December 31, 2006, the totals of accrued liabilities were $16,615,356 and $13,026,622, respectively. The details of the balances are identified in the following table.

	September 30, 2007	December 31, 2006
Accrued payroll, benefits and bonuses	$8,829,221	$8,408,244
Accrued general and administrative expenses	1,798,371	1,394,762
Deferred rent	3,906,897	2,858,418
Fair value of derivative instruments	801,193	—
Accrued restructuring charges	15,500	—
Other accrued expenses	1,264,174	365,198

Total accrued liabilities	$16,615,356	$13,026,622

     Other accrued expenses include $0.9 million of accrued interest expenses relating to the Company’s New Credit Agreement with JPMorgan Chase Bank, N.A. that was entered into during the quarter ended September 30, 2007. Refer to Note 4, “Notes Payable”.
Concentration of Risk
     For the three and nine months ended September 30, 2007, the Company invested 57.8% and 42.3%, respectively, in purchased receivables from its top three sellers. For the three and nine months ended September 30, 2006, the Company invested 65.4% and 66.6%, respectively, in purchased receivables from its top three sellers. The top three sellers were different for the three month periods presented. Two sellers are included in the top three in both of the nine-month periods presented.
Earnings Per Share
     Earnings per share reflect net income (loss) divided by the weighted-average number of shares outstanding. Diluted weighted-average shares outstanding equals basic weighted-average shares outstanding as inclusion of the dilutive weighted-average shares would have resulted in an anti-dilutive loss per share for the three months ended September 30, 2007. Diluted weighted-average shares outstanding for the three months ended September 30, 2006 included 33,276 dilutive shares related to outstanding stock-based compensation awards. There were 264,733 outstanding options that were not included within the diluted weighted-average shares as their option price exceeded the market price of the Company’s stock at September 30, 2006. Diluted weighted-average shares outstanding for the nine months ended September 30, 2007 and 2006 included 48,887 and 31,256 dilutive shares, respectively, related to outstanding stock-based compensation awards. There were 409,495 and 192,063 outstanding options that were not included within the diluted weighted-average shares as their option price exceeded the market price of the Company’s stock at September 30, 2007 and 2006, respectively. See Note 2, “Recapitalization” for a discussion of the Company’s recapitalization transaction that was consummated during the quarter ended June 30, 2007.
Comprehensive Income (Loss)
     Components of comprehensive income (loss) are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income (loss). The Company’s only component of comprehensive loss other than net income (loss) is the change in unrealized gain or loss on derivatives qualifying as cash flow hedges, net of tax. The aggregate amount of such changes to equity that have not yet been recognized in net income (loss) are reported in the equity portion of the accompanying consolidated balance sheets as accumulated other comprehensive loss, net of tax.
Fair Value of Financial Instruments
     The fair value of financial instruments is estimated using available market information and other valuation methods.
Reclassifications
     Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Recently Issued Accounting Pronouncements
     Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance regarding subsequent derecognition of a tax position, classification, interest and penalties, accounting in interim periods, disclosure, and transition method. The Company was not required to record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48 and has no material unrecognized tax benefits at January 1, 2007. See Note 9, “Income Taxes”, for additional details.
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
     On June 28, 2007, under a repurchase agreement announced on April 24, 2007, the Company purchased shares from (i) its largest shareholder, (ii) its Chairman, President and Chief Executive Officer, and (iii) its Senior Vice President and Chief Financial Officer. These shareholders elected not to tender any shares in the tender offer and the repurchase agreement allowed them to maintain their pro rata beneficial ownership interest in the Company after giving effect to the tender offer and purchases under the repurchase agreement. The Company repurchased 2,017,750 common shares from these shareholders for an aggregate price of $37.8 million, or $18.75 per share.
     On June 18, 2007, the Company’s Board of Directors declared a special one-time cash dividend of $2.45 per share, or $74.9 million in aggregate, which was paid on July 31, 2007 to holders of record on July 19, 2007.
     In order to fund these transactions, the Company obtained a $150.0 million term loan through a new credit agreement (the “New Credit Agreement”) aggregating $250.0 million, which was funded on June 12, 2007, and terminated its prior credit facility. Refer to Note 4, “Notes Payable” for further information about the new credit facilities and repayment of the prior facility.
     As a result of the payment of the special one-time cash dividend, the Company adjusted the number of deferred stock units outstanding under the Company’s 2004 stock incentive plan, as amended, and also changed the exercise price and number of outstanding stock options issued under the 2004 stock incentive plan, as amended, in order to avoid dilution to holders of the deferred stock units and outstanding stock options. Refer to Note 7, “Share-Based Compensation” for further information.
     During the nine months ended September 30, 2007, the Company incurred approximately $0.2 million of interest expense related to the write-off of deferred financing fees associated with extinguished debt. In connection with the New Credit Agreement, the Company paid approximately $2.3 million in fees, which were recorded as a deferred financing cost and included in other assets in the consolidated balance sheet. In addition, the Company incurred approximately $1.1 million in transaction costs associated with the Dutch auction tender offer and recorded these costs as a reduction in stockholders’ equity.
3. Derivative Financial Instruments and Risk Management
Risk Management
     AACC is exposed to market risk from changes in interest rates. Periodically we will enter into interest rate swap agreements to reduce the risk of unfavorable movements in interest rates.

Derivative Financial Instruments
     Pursuant to the New Credit Agreement, dated June 5, 2007, during September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable interest rates for fixed interest rates equal to three-month London Interbank Offered Rate or LIBOR, on the notional amount of $125 million. At inception and for the first year, the notional amount of the swap is $125 million. Every year thereafter, on the anniversary of the swap agreement, subject to adjustment in accordance with the Modified Following Business Day Convention, the notional amount will decrease by $25 million. This swap agreement expires on September 13, 2012. The Company may enter into additional swap agreements from time to time to hedge a minimum of one quarter of the outstanding balance of the term loan as required in the New Credit Agreement.
     For the quarter ended September 30, 2007, the swap was determined to be highly effective in hedging against fluctuations in the fair value of the underlying debt. The periodic payments, as a result of changes in interest rates, are recognized as an adjustment to the interest expense related to the debt. The corresponding payable or receivable is included in other assets or liabilities. The change in fair value of $801,193 has been recorded as an adjustment to the swap liability and other comprehensive loss.
4. Notes Payable
     The Company entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, effective as of June 12, 2007, as part of the Recapitalization Plan discussed in Note 2, “Recapitalization”. Under the terms of the New Credit Agreement, the Company has obtained a five year $100 million revolving credit facility (the “Revolving Credit Facility”) and a six year $150 million term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at prime or up to 100 basis points over prime depending upon the Company’s liquidity, as defined in the New Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month LIBOR contracts at rates between 125 to 225 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The New Credit Agreement has certain covenants and restrictions that the Company must comply with, which, as of September 30, 2007 are:
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
     Commitment fees on the unused portion of the Revolving Credit Facility are paid quarterly, in arrears, and are calculated as an amount equal to a margin of 0.25% to 0.50%, depending on the Company’s liquidity, on the average amount available on the Revolving Credit Facility.
     The New Credit Agreement requires the Company to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the Term Loan Facility.
     Termination of Former Credit Agreement. On June 12, 2007, the initial funding occurred under the New Credit Agreement and, as a result, the Company’s former credit agreement, dated as of September 30, 2002, as amended, with JPMorgan Chase, N.A., as agent, and syndicate of lenders named therein (the “Former Credit Agreement”), which contained a $100 million revolving credit facility, terminated. The Former Credit Agreement was scheduled to expire in May 2008. The Company incurred no penalties or prepayment premiums in connection with early termination of the Former Credit Agreement. Under the terms of the Former Credit Agreement, the Company paid interest at prime or 25 basis points over prime depending upon the Company’s liquidity, as defined in the Former Credit Agreement. Alternately, at the Company’s discretion, it could have borrowed by entering into 30, 60 or 90-day LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s Former Credit Agreement included an accordion loan feature that allowed it to request a $20.0 million increase in the credit facility.
     The Company had $162.6 million principal balance outstanding on its Credit Facilities at September 30, 2007. Management believes it is in compliance with all terms of the Company’s New Credit Agreement as of September 30, 2007.
5. Property and Equipment
     Property and equipment, having estimated useful lives ranging from three to ten years, consisted of the following:

	September 30, 2007	December 31, 2006
Computers and software	$13,073,472	$12,343,711
Furniture and fixtures	10,015,413	10,001,986
Leasehold improvements	2,282,460	2,051,391
Equipment under capital lease	177,412	321,783
Automobiles	51,709	47,404

Total property and equipment, cost	25,600,466	24,766,275
Less accumulated depreciation	(14,023,522)	(12,057,664)

Net property and equipment	$11,576,944	$12,708,611

6. Restructuring Charges
     The Company recognizes costs associated with exit or disposal activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Examples of costs covered by SFAS 146 include employee termination benefits, contract termination costs and other costs to consolidate or close facilities and relocate employees.
     In order to eliminate excess office capacity and to increase efficiency, on March 1, 2007, the Company announced plans to close its White Marsh, Maryland and Wixom, Michigan offices during 2007. In conjunction with these office closures, the Company expects to incur approximately $1.2 million in restructuring charges. Restructuring charges include one-time employee termination benefits of approximately $0.2 million, accelerated depreciation charges on furniture and equipment of approximately $0.6 million, contract termination costs of approximately $0.5 million for the remaining lease payments on the Wixom, Michigan office and other exit costs of approximately $0.2 million. On August 31, 2007, the Company concluded the sale of the White Marsh, Maryland office, which included the sale of tangible assets located in the office and intangible assets associated with the office. These sale proceeds of $0.3 million are included in pre-tax restructuring charges in the consolidated statements of operations.
     The Company recorded restructuring charges of $86,269 and $563,305 for the three and nine months ended September 30, 2007 as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
One-time termination benefits	$104,510	$358,951
Long-lived assets charge (1,2)	(55,158)	151,126
Other exit costs	36,917	53,228

Total restructuring charges	$86,269	$563,305

(1)	The accelerated depreciation related to long-lived assets charge is included in “property and equipment, net” in the consolidated statements of financial position.

(2)	Includes the proceeds of $0.3 million for the sale of the tangible assets located in the White Marsh, Maryland office on August 31, 2007.
     These expenses are included in “restructuring charges” in the consolidated statements of operations.

     The Company has recorded a restructuring liability as of September 30, 2007 of $15,500. Detailed information relating to the liability balance is outlined below:

	One-Time
	Termination	Other
	Benefits	Exit Costs	Total
Restructuring liability as of January 1, 2007	$—	$—	$—
Costs incurred and charged to expense	358,951	53,228	412,179
Costs paid	(343,451)	(53,228)	(396,679)

Restructuring liability as of September 30, 2007	$15,500	$—	$15,500

     The Company has changed the service life of certain long-lived assets that will be disposed of when the Wixom, Michigan office closes. This change in estimate did not have a material impact on income from operations, net income (loss) or earnings (loss) per share for the three and nine months ended September 30, 2007.
     The Company does not expect there to be a material impact on its future results of operations, liquidity, or capital resources as a result of the office consolidation.
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
     By vote of the majority of the Company’s shares represented at the annual meeting, the Company amended the Stock Incentive Plan on May 22, 2007 to expand an anti-dilution provision. The additional compensation expense resulting from the amendment to the Stock Incentive Plan for the three and nine months ended September 30, 2007 was $28,486 and $520,411, respectively.
     As discussed in Note 2, “Recapitalization” the Company consummated a recapitalization transaction, including declaration of a special one-time cash dividend, in the quarter ended June 30, 2007. By a resolution of the Board of Directors, the payment of the special dividend resulted in an increase in the number of deferred stock units outstanding and a change to the exercise price and number of outstanding stock options. Refer to Note 2 for the incremental impact on the weighted-average number of dilutive shares and on diluted earnings per share resulting from the additional shares subject to stock options and deferred stock units. The methodology used to adjust the awards was consistent with Internal Revenue Code Section 409A and the then proposed regulations promulgated thereunder and IRC Section 424 and the regulations promulgated thereunder, compliance with which was necessary to avoid adverse tax issues for the holders of awards. Such methodology also results in the fair value of the adjusted awards post-dividend to be equal to that of the unadjusted awards pre-dividend, with the result that there is no additional compensation expense in accordance with accounting for modifications to awards under SFAS 123(R).
     Based on historical experience, the Company uses an annual forfeiture rate of 15% for employee grants. Grants made to non-employee directors were assumed to have no forfeiture rates associated with them due to historically low turnover among this group.
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

Options issue year:	2007	2006
Expected volatility	45.30%	46.00%
Weighted-average volatility	45.30%	46.00%
Expected dividends	0.00%	0.00%
Expected term	5Years	5Years
Risk-free rate	4.60%-4.98%	4.55%-5.02%
     As of September 30, 2007, the Company had options outstanding for 667,849 shares of its common stock under the Stock Incentive Plan. These options have been granted to key employees and non-employee directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. The options granted to key employees generally vest between one and five years from the grant date whereas the options granted to non-employee directors generally vest immediately. The fair values of the stock options are expensed on a straight-line basis over the vesting period. The related expense for the three months ended September 30, 2007 includes $41,708 for a reclassification of compensation expense previously recognized in administrative expenses for non-employee directors to salaries and benefits for employees. There were no options granted to non-employee directors during the quarter ended September 30, 2007. The related expense for the three months ended September 30, 2007 includes $107,796 in salaries and benefits for employees. The related expense for the three months ended September 30, 2006 includes $55,435 in administrative expenses for non-employee directors and $14,292 in salaries and benefits for employees. The related expense for the nine months ended September 30, 2007 includes $1,060,330 in administrative expenses for non-employee directors and $145,458 in salaries and benefits for employees. The related expense for the nine months ended September 30, 2006 includes $1,194,091 in administrative expenses for non-employee directors and $44,708 in salaries and benefits for employees. The total tax benefit recognized in the consolidated statements of operations was $452,170 and $463,311 for the nine months ended September 30, 2007 and 2006, respectively. The following summarizes all stock option related transactions from January 1, 2007 through September 30, 2007:

			Weighted-Average	Aggregate
	Options	Weighted-Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
			(in years)
January 1, 2007 (1)	380,451	$16.32
Granted (1)	289,898	11.20
Exercised	—	—
Forfeited or expired	(2,500)	9.28

Outstanding at September 30, 2007	667,849	14.13	8.59	$477,340

Exercisable at September 30, 2007	428,434	$16.34	7.96	$—

(1)	The options outstanding and weighted-average exercise price were adjusted to reflect the impact of the special one-time cash dividend paid on July 31, 2007.
     The weighted-average fair value of the options granted during the nine months ended September 30, 2007 and 2006 were $4.91 and $6.78 (as adjusted for the special one-time cash dividend paid on July 31, 2007), respectively. No options were exercised during the nine months ended September 30, 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $30,000.
     As of September 30, 2007, there was $1,135,397 of total unrecognized compensation expense related to nonvested stock options granted under the Stock Incentive Plan. The total compensation expense is comprised of $1,007,724 for options expected to vest and $127,673 for options not expected to vest. That cost is expected to be recognized over a weighted-average period of 3.74 years.
     Cash received from options exercised during the nine months ended September 30, 2006 was $283,350 and the actual tax benefit realized for the tax deductions was $11,220 for the nine months ended September 30, 2006.

Deferred Stock Units
     As of September 30, 2007, the Company had granted 6,418 deferred stock units (“DSUs”) of its common stock to non-employee directors under the Stock Incentive Plan. Each DSU is equivalent to one share of common stock of the Company and becomes settled when the participant ceases to be a non-employee director or upon the occurrence of certain other events. The value of each DSU is equal to the market price of the Company’s stock at the date of grant. DSUs granted to non-employee directors vest immediately.
     The fair value of the DSUs granted during the nine months ended September 30, 2007 was expensed immediately to correspond with the vesting schedule. The related expense for the three and nine months ended September 30, 2007 includes $25,030 and $81,284 in administrative expenses, respectively. There were no DSUs granted or outstanding during the three and nine months ended September 30, 2006.
     The following summarizes all DSU related transactions from January 1, 2007 through September 30, 2007.

		Weighted-Average
		Grant-Date
	RSUs	Fair Value
January 1, 2007	—	$—
Granted (1)	6,418	14.40

Balance at September 30, 2007	6,418	$14.40

(1)	The DSUs outstanding and weighted-average grant-date fair values were adjusted to reflect the impact of the special one-time cash dividend paid on July 31, 2007.
     As of September 30, 2007, there were no unrecognized compensation expense related to nonvested share-based compensation arrangement granted with DSUs.
Restricted Shares and Restricted Share Units
     As of September 30, 2007, the Company had granted 179,158 restricted shares of its common stock and restricted share units (restricted shares and restricted share units are referred to as “RSUs”) with each unit being the equivalent of one share of common stock of the Company to key employees under the Stock Incentive Plan. The value of the RSUs are equal to the market price of the Company’s stock at the date of grant. The RSUs generally vest over three to four years based upon service or performance conditions.
     The fair value of the RSUs is expensed on a straight-line basis over the vesting period based on the number of RSUs that are expected to vest. For RSUs with performance conditions, if goals are not expected to be met, the compensation expense previously recognized is reversed. The related amount for the three months ended September 30, 2007 includes compensation expense of $36,561 in salaries and benefits. The related amount for the nine months ended September 30, 2007 includes a net reversal of compensation expense previously recognized of $83,355 in salaries and benefits because some of the RSUs are not expected to vest. The related expense for the three and nine months ended September 30, 2006 includes $44,969 and $74,947, respectively, in salaries and benefits.
     The following summarizes all nonvested RSUs related transactions from January 1, 2007 through September 30, 2007.

		Weighted-Average
		Grant-Date
Nonvested RSUs	RSUs	Fair Value
Nonvested at January 1, 2007	25,114	$20.89
Granted (1)	154,044	9.28

Nonvested at September 30, 2007	179,158	$10.91

(1)	The RSUs outstanding and weighted-average grant-date fair values were not adjusted to reflect the impact of the special one-time cash dividend paid on July 31, 2007, because they were granted after the dividend was paid.
     As of September 30, 2007, there was $1,901,851 of total unrecognized compensation expense related to the nonvested RSUs. The total unrecognized compensation expense is comprised of $1,041,898 for RSUs expected to vest and $859,953 for shares not expected to vest. The cost of unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 3.87 years. There were no RSUs vested as of September 30, 2007 and 2006.

8. Litigation Contingencies
     The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of September 30, 2007 and does not believe exposure to be material.
9. Income Taxes
     The Company recorded an income tax benefit of $1.0 million and an income tax provision of $6.2 million for the three months ended September 30, 2007 and 2006, respectively. The Company recorded an income tax provision of $9.9 million and $21.3 million for the nine months ended September 30, 2007 and 2006, respectively. The income tax benefit reflects an effective income tax rate of 38.4% for the three months ended September 30, 2007. The provision for income tax expense reflects an effective income tax rate of 36.8% for the three months ended September 30, 2006. The provision for income tax expense reflects an effective income tax rate of 37.5% and 37.3% for the nine months ended September 30, 2007 and 2006, respectively.
     The corporate federal income tax returns of the Company for 2004, 2005, and 2006 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.
     The Company records interest and penalties related to unrecognized tax benefits as income tax expense. Interest and penalties related to the Company’s uncertain tax positions at January 1, 2007 were not significant.
     In July 2007, the State of Michigan enacted a new business tax system. The new tax law includes both a tax on income and a gross receipts tax. The new Michigan Business Tax (“MBT”) is effective January 1, 2008, therefore the company’s current tax expense for 2007 is unaffected by the MBT. The Company recorded a net deferred tax asset $0.1 million on cumulative temporary difference due to the enactment of the new law during the quarter. Included in the deferred tax asset is $1.0 million related to the deduction from income the state is allowing in future years equal to the cumulative deferred tax liabilities through the fiscal year of enactment of the MBT. The deductions are allowed starting in 2015. The Company has not recorded a valuation allowance against this deferred tax asset.
     We do not expect the MBT to have a material impact on current tax expense for tax years 2008 due to credits the Company receives from the state for locating in a redevelopment area. This credit will phase-out beginning in 2009, reducing the credit 25% each year until completely phased-out in 2012.

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
     During the nine months ended September 30, 2007, we invested $109.8 million (net of buybacks) in charged-off consumer receivable portfolios, with an aggregate face value of $3.7 billion, or 2.93% of face value. On average, prices we pay for charged-off accounts receivable portfolios have remained elevated as a result of increased competition. The higher prices we have paid for portfolios of charged-off accounts receivable have led to us assigning lower average internal rates of return to recent purchases. We believe that pricing began to moderate late in the third quarter of 2007 from elevated pricing levels exhibited in the debt purchasing markets since 2004. We cannot give any assurances about future prices either overall or within account or asset types. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.
     For the nine months ended September 30, 2007, cash collections were $282.0 million, an 8.5% increase over the prior year period. Total revenues for the nine months ended were $185.8 million, a 3.9% decrease from the prior year period. The total operating expenses for the nine months ended September 30, 2007 were $155.1 million, a 12.7% increase over the prior year period. The increase in total operating expenses is primarily due to increased collections expense. Collections expense increased as a percentage of cash collections to 25.9% for the nine months ended September 30, 2007 versus 22.5% in the same period for 2006. Several categories of collections expense increased, including court costs, contingent fees paid to third parties collecting on our behalf, telephone, mailing costs and information acquisition expenses, related to an increase in the number of accounts acquired and changes to collection strategies. The increased collections expense was partially offset by decreased salaries and benefits due to a decline in average employee headcount and increased productivity per full-time equivalent employee for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Net income was $16.5 million for the nine months ended September 30, 2007, compared to a net income of $35.7 million for the same period in 2006. Net income for the nine months ended September 30, 2007 and 2006 included net impairment charges of $23.5 million and $14.4 million, respectively. The net impairment charges reduced revenue and the carrying value of the purchased receivables.
     During the quarter ended September 30, 2007, we completed a comprehensive review of our methods of forecasting future cash collections and believe we have improved our forecasting approach. In addition to the improved collections forecast approach, based on our review, we have chosen to extend the lives on many portfolios acquired in 2004 and later, up to 84 months. The improved collections forecast and the extension of 2004 and later portfolio lives were accounted for as a change in accounting estimate and, in accordance with SFAS No. 154, are being recognized prospectively in the consolidated financial statements. The revised collection forecasts and extension of portfolio lives resulted in a net impairment of $13.8 million for the three and nine months ended September 30, 2007. Yields on certain portfolios were adjusted upwards as a result of the extension of portfolio lives, however this adjustment did not have a material impact on revenue for the three and nine months ended September 30, 2007. The impact of the net impairment was to decrease pretax income by $13.8 million, net income by an $8.7 million and both basic and fully diluted earnings per share for the three and nine months ended September 30, 2007 by $0.28 and $0.26, respectively.
     On April 24, 2007, we announced a recapitalization plan to return $150.0 million to our shareholders through share repurchases and a special one-time cash dividend. During the second quarter of 2007, we repurchased 4,000,000 shares for $75.0 million with an average purchase price of $18.75 per share. Furthermore, our Board of Directors declared a special one-time cash dividend of $2.45 per share, or $74.9 million in aggregate, which was paid on July 31, 2007 to holders of record on July 19, 2007. The dividend of $74.9 million completed the $150.0 million recapitalization.
     To fund the return of capital to shareholders, we entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein to provide a $100 million revolving credit facility (the “Revolving Credit Facility”) and a $150.0 million term loan facility (the “Term Loan Facility”). The Term Loan Facility was funded on June 12, 2007 and was partially utilized to fund share repurchases during June 2007. The remainder of the Term Loan Facility was used to pay the July 31, 2007 special one-time cash dividend.
     Subsequent to the completion of the recapitalization plan, our interest expense will be significantly higher as a result of the borrowings incurred. We incurred interest expense of $3.4 million in the quarter ended

September 30, 2007, and expect interest expense to remain at this level as a result of borrowings under the term loan. Interest expense could change as a result of fluctuations in interest rates or increased borrowings under the line of credit. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates under our term loan maturing on June 12, 2013, for fixed rates equal to three-month London Interbank Offered Rate or LIBOR, on the notional amount of $125 million. For the quarter ended September 30, 2007, the swap was determined to be highly effective in hedging against fluctuations in the fair value of the underlying debt.
     On March 1, 2007, we announced plans to close our White Marsh, Maryland and Wixom, Michigan offices during 2007. As part of this office consolidation, we recorded approximately $0.6 million in pre-tax restructuring charges for costs primarily related to employee one-time termination benefits and changes to the service life of certain long-lived assets. On August 31, 2007, we concluded the sale of the White Marsh, Maryland office, which comprised of selling tangible assets located in the office and intangible assets associated with the office. These sale proceeds of $0.3 million are included in pre-tax restructuring charges in the consolidated statements of operations. In conjunction with these office closures, the Company expects to incur approximately $1.2 million in restructuring charges during 2007.
Forward-Looking Statements
     This report contains forward-looking statements that involve risks and uncertainties and that are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss in our annual report on Form 10-K for the year ended December 31, 2006 in the section titled “Risk Factors” and elsewhere in this report.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include the following:
•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	our ability to recover sufficient amounts on our charged-off receivable portfolios;

•	our ability to hire and retain qualified personnel;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	a decrease in collections as a result of negative attention or news regarding the debt collection industry and debtor’s willingness to pay the debt we acquire;

•	our ability to make reasonable estimates of the timing and amount of future cash receipts and values and assumptions underlying the calculation of the net impairment charges for purposes of recording purchased receivable revenues in accordance with Accounting Standards Executive Committee Statement of Position 03-3 as well as the Accounting Standards Executive Committee Practice Bulletin 6;

•	our ability to acquire and to collect on charged-off receivable portfolios in industries in which we have little or no experience;

•	our ability to maintain existing, and secure additional financing on acceptable terms;

•	the loss of any of our executive officers or other key personnel;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	our ability to effectively manage excess capacity, reduce workforce or close remote call center locations;

•	the temporary or permanent loss of our computer or telecommunications systems, as well as our ability to respond to changes in technology and increased competition;

•	changes in our overall performance based upon significant macroeconomic conditions;

•	changes in interest rates could adversely affect earnings or cash flows;

•	our ability to substantiate our application of tax rules against examinations and challenges made by tax authorities; and

•	other unanticipated events and conditions that may hinder our ability to compete.

Results of Operations
     The following table sets forth selected statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated.

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues
Purchased receivable revenues, net	98.9%	100.9%	99.2%	98.7%	57.3%	73.8%	65.4%	73.5%
Gain on sale of purchased receivables	0.5	0.7	0.2	1.4	0.3	0.5	0.1	1.0
Other revenues, net	0.6	(1.6)	0.6	(0.1)	0.3	(1.2)	0.4	(0.1)

Total revenues	100.0	100.0	100.0	100.0	57.9	73.1	65.9	74.4

Expenses
Salaries and benefits	38.1	32.7	34.2	32.7	22.1	23.9	22.5	24.3
Collections expense	49.9	32.7	39.3	30.3	28.9	23.9	25.9	22.5
Occupancy	4.5	3.9	3.8	3.5	2.6	2.8	2.5	2.6
Administrative	4.5	1.3	4.2	3.1	2.6	1.0	2.8	2.4
Restructuring charges	0.2	0.0	0.3	0.0	0.1	0.0	0.2	0.0
Depreciation and amortization	2.0	1.9	1.7	1.6	1.1	1.4	1.1	1.2
Loss on disposal of equipment	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Total operating expenses	99.2	72.5	83.5	71.2	57.4	53.0	55.0	53.0

Income from operations	0.8	27.5	16.5	28.8	0.5	20.1	10.9	21.4
Other income (expense)
Interest income	0.4	1.0	0.2	0.9	0.2	0.7	0.1	0.7
Interest expense	(6.4)	(0.2)	(2.5)	(0.2)	(3.7)	(0.1)	(1.7)	(0.2)
Other	0.0	0.3	0.0	(0.0)	0.0	0.2	0.0	(0.0)

Income (loss) before income taxes	(5.2)	28.6	14.2	29.5	(3.0)	20.9	9.3	21.9
Income taxes (benefits)	(2.0)	10.5	5.3	11.0	(1.2)	7.7	3.5	8.2

Net income (loss)	(3.2)%	18.1%	8.9%	18.5%	(1.8)%	13.2%	5.8%	13.7%

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006
Revenue
     Total revenues were $52.6 million for the three months ended September 30, 2007, a decrease of $6.6 million, or 11.1%, from total revenues of $59.2 million for the three months ended September 30, 2006. Purchased receivable revenues were $52.0 million for the three months ended September 30, 2007, a decrease of $7.7 million, or 12.8%, from the three months ended September 30, 2006 amount of $59.7 million. Purchased receivable revenues reflect net impairments recognized during the three months ended September 30, 2007 and 2006 of $13.8 million and $6.3 million, respectively. Total revenue reflects a recognized gain on sale of purchased receivables during the three months ended September 30, 2007 and 2006 of $0.3 million and $0.4 million, respectively. The decrease in purchased receivable revenues was primarily due to net impairments, which increased by $7.5 million versus 2006 to $13.8 million and by lower average internal rates of return assigned to recent purchases. Refer to the summarization tables on page 27 within the “Portfolio Performance” section, under the heading “Supplemental Performance Data”. Cash collections on charged-off consumer receivables increased 12.2% to $90.7 million for the three months ended September 30, 2007 from $80.9 million for the same period in 2006. Cash collections for the three months ended September 30, 2007 and 2006 include collections from fully amortized portfolios of $21.3 million and $15.8 million, respectively, of which 100% were reported as revenue.
     During the three months ended September 30, 2007, we acquired charged-off consumer receivable portfolios with an aggregate face value of $1.9 billion at a cost of $35.3 million, or 1.90% of face value, net of buybacks. Included in these purchase totals were 21 portfolios with an aggregate face value of $109.4 million at a cost of $5.5 million, or 5.0% of face value, which were acquired through eight forward flow contracts. Revenues on portfolios purchased from our top three sellers were $16.9 million and $7.8 million during the three months ended September 30, 2007 and 2006, respectively, with one seller included in the top three in both three-month periods. During the three months ended September 30, 2006, we acquired charged-off consumer receivable portfolios with an aggregate face value of $767.0 million at a cost of $27.1 million, or 3.54% of face value (adjusted for buybacks through September 30, 2007). Included in these purchase totals were nine portfolios with an aggregate face value of $31.1 million at a cost of $0.8 million, or 2.64% of face value (adjusted for buybacks through September 30, 2007), which were acquired through three forward flow contracts. From period to period, we may buy charged-

off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.
Operating Expenses
     Total operating expenses were $52.2 million for the three months ended September 30, 2007, an increase of $9.3 million, or 21.6%, compared to total operating expenses of $42.9 million for the three months ended September 30, 2006. Total operating expenses were 57.4% of cash collections for the three months ended September 30, 2007, compared with 53.0% for the same period in 2006. The increase as a percent of cash collections is due to increases in collections expense, administrative expenses and restructuring charges and is partially offset by decreases in salaries and benefits. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period, due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.
     Salaries and Benefits. Salary and benefit expenses were $20.0 million for the three months ended September 30, 2007, an increase of $0.7 million, or 3.6%, compared to salary and benefit expenses of $19.4 million for the three months ended September 30, 2006. Salary and benefit expenses were 22.1% of cash collections for the three months ended September 30, 2007, compared with 23.9% for the same period in 2006. Salary and benefit expenses decreased as a percentage of cash collections primarily due to a decrease in average overall employee headcount and increased productivity per full-time equivalent employee for the three months ended September 30, 2007 compared to the same period in 2006, which is partially offset by increased incentive compensation associated with traditional cash collections.
     Collections Expense. Collections expense increased to $26.2 million for the three months ended September 30, 2007, an increase of $6.8 million, or 35.3%, over collections expense of $19.4 million for the three months ended September 30, 2006. Collections expense was 28.9% of cash collections during the three months ended September 30, 2007 compared with 23.9% for the same period in 2006. Collections expense increased as a percentage of cash collections primarily due to increases in court costs, contingent fees paid to third parties collecting on our behalf and telephone expenses. The increases in the court costs and third party collection expenses were primarily due to changes in our collection strategies as well as an increase in the number of accounts for which legal and forwarding activities have been initiated. The increase in contingent fees paid is due to higher contingent collections. The increase in telephone expenses was primarily due to change in our collection strategies.
     Occupancy. Occupancy expense was $2.4 million for the three months ended September 30, 2007, an increase of $0.1 million compared to $2.3 million for the three months ended September 30, 2006. Occupancy expense was 2.6% and 2.8% of cash collections during the three months ended September 30, 2007 and 2006, respectively.
     Administrative. Administrative expenses increased to $2.4 million for the three months ended September 30, 2007, from $0.8 million for the three months ended September 30, 2006, reflecting a $1.6 million increase. Administrative expenses were 2.6% of cash collections during the three months ended September 30, 2007 compared with 1.0% for the same period in 2006. Administrative expenses for the quarter ended September 30, 2007 include $0.5 million for higher consulting fees. During the three months ended September 30, 2006, we determined that we would not be paying a previously probable accrual of property taxes for $1.0 million and therefore we reversed the related expenses. Factoring out the property taxes reversal, administrative expenses would have been 2.2% of cash collections for the three months ended September 30, 2006.
     Restructuring Charges. Restructuring charges were $0.1 million for the three months ended September 30, 2007 as a result of the sale of our White Marsh, Maryland office and our plans to close the Wixom, Michigan office during 2007. Expenses of $0.4 million were primarily related to employee one-time termination benefits and changes to the service life of certain long-lived assets, which is partially offset by $0.3 million proceeds received from the sale of the tangible assets located in the White Marsh, Maryland office.
     Depreciation and Amortization. Depreciation and amortization expense was $1.1 million for each of the three months ended September 30, 2007 and 2006, respectively. Depreciation and amortization expense was 1.1% of cash collections during the three months ended September 30, 2007 compared with 1.4% for the same period in 2006.
     Interest Income. Interest income was $0.2 million for the three months ended September 30, 2007, reflecting a decrease of $0.4 million compared to $0.6 million for the three months ended September 30, 2006. The decrease was due primarily to lower cash balances compared to the prior year.

     Interest Expense. Interest expense was $3.4 million for the three months ended September 30, 2007, reflecting an increase of $3.3 million compared to interest expense of $0.1 million for the three months ended September 30, 2006. Interest expense was 3.7% of cash collections during the three months ended September 30, 2007 compared with 0.1% for the same period in 2006. The increase in interest expense was due to increased average borrowings during the three months ended September 30, 2007 compared to the same period in 2006. Average borrowings during the quarter ended September 30, 2007 reflect the new $150.0 million Term Loan Facility that was funded on June 12, 2007 to finance our recapitalization and special one-time cash dividend. Interest expense also includes the amortization of capitalized bank fees of $0.1 million and less than $0.1 million for the three months ended September 30, 2007 and 2006, respectively.
     Income Taxes. Income tax benefit of $1.0 million reflects a federal tax rate of 36.0% and a state tax rate of 2.4% (net of federal tax benefit) for the three months ended September 30, 2007. For the three months ended September 30, 2006, income tax expense was $6.2 million and reflected a federal tax rate of 34.6% and state tax rate of 2.2% (net of federal tax benefit including utilization of state net operating losses). The 0.2% increase in the state rate was due to changing apportionment percentages among the various states and due to the new Michigan Business Tax (“MBT”). Income tax expense decreased $7.2 million from income tax expense of $6.2 million for the three months ended September 30, 2006. The decrease in tax expense was due to a decrease in pre-tax financial statement income, which was a pre-tax financial statement loss of $2.7 million for the three months ended September 30, 2007, compared to a pre-tax financial statement income of $16.9 million for the same period in 2006.
Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006
Revenue
     Total revenues were $185.8 million for the nine months ended September 30, 2007, a decrease of $7.5 million, or 3.9%, from total revenues of $193.3 million for the nine months ended September 30, 2006. Purchased receivable revenues were $184.3 million for the nine months ended September 30, 2007, a decrease of $6.6 million, or 3.4%, from the nine months ended September 30, 2006 amount of $190.9 million. Purchased receivable revenues reflect net impairments recognized during the nine months ended September 30, 2007 and 2006 of $23.5 million and $14.4 million, respectively. Total revenue reflects a recognized gain on sale of purchased receivables during the nine months ended September 30, 2007 and 2006 of $0.3 million and $2.7 million, respectively. The decrease in purchased receivable revenues was primarily due to net impairments, which increased by $9.1 million versus 2006 to $23.5 million and by lower average internal rates of return assigned to recent purchases. These decreases are partially offset by an increase in the average outstanding balance of purchased receivables as a result of recent purchases. Refer to the summarization tables on page 27 within the “Portfolio Performance” section, under the heading “Supplemental Performance Data”. Cash collections on charged-off consumer receivables increased 8.5% to $282.0 million for the nine months ended September 30, 2007 from $259.9 million for the same period in 2006. Cash collections for the nine months ended September 30, 2007 and 2006 include collections from fully amortized portfolios of $61.9 million and $49.7 million, respectively, of which 100% were reported as revenue.
     During the nine months ended September 30, 2007, we acquired charged-off consumer receivable portfolios with an aggregate face value of $3.7 billion at a cost of $109.8 million, or 2.93% of face value, net of buybacks. Included in these purchase totals were 55 portfolios with an aggregate face value of $258.8 million at a cost of $13.2 million, or 5.11% of face value, which were acquired through eight forward flow contracts. Revenues on portfolios purchased from our top three sellers were $53.5 million and $20.5 million during the nine months ended September 30, 2007 and 2006, respectively, with one seller included in the top three in both nine-month periods. During the nine months ended September 30, 2006, we acquired charged-off consumer receivable portfolios with an aggregate face value of $2.0 billion at a cost of $72.4 million, or 3.59% of face value (adjusted for buybacks through September 30, 2007). Included in these purchase totals were 17 portfolios with an aggregate face value of $65.8 million at a cost of $1.8 million, or 2.72% of face value (adjusted for buybacks through September 30, 2007), which were acquired through three forward flow contracts. Additionally, we acquired portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price of $8.3 million. From period to period, we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.

Operating Expenses
     Total operating expenses were $155.1 million for the nine months ended September 30, 2007, an increase of $17.4 million, or 12.7%, compared to total operating expenses of $137.7 million for the nine months ended September 30, 2006. Total operating expenses were 55.0% of cash collections for the nine months ended September 30, 2007, compared with 53.0% for the same period in 2006. The increase as a percent of cash collections is due to increases in collections expense, administrative expenses and restructuring charges, which is partially offset by a decrease in salaries and benefits. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period, due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.
     Salaries and Benefits. Salary and benefit expenses were $63.4 million for the nine months ended September 30, 2007, an increase of $0.2 million, or 0.3%, compared to salary and benefit expenses of $63.2 million for the nine months ended September 30, 2006. Salary and benefit expenses were 22.5% of cash collections for the nine months ended September 30, 2007, compared with 24.3% for the same period in 2006. Salary and benefit expenses decreased as a percentage of cash collections primarily due to a decrease in average overall employee headcount for the nine months and increased productivity per full-time equivalent employee ended September 30, 2007 compared to the same period in 2006, which is partially offset by increased incentive compensation associated with traditional cash collections.
     Collections Expense. Collections expense increased to $73.0 million for the nine months ended September 30, 2007, an increase of $14.4 million, or 24.6%, over collections expense of $58.6 million for the nine months ended September 30, 2006. Collections expense was 25.9% of cash collections during the nine months ended September 30, 2007 compared with 22.5% for the same period in 2006. Collections expense increased as a percentage of cash collections primarily due to increases in court costs, contingent fees paid to third parties collecting on our behalf, telephone, mailing costs and information acquisition expenses. The increases in the court costs and third party collection expenses were primarily due to changes in our collection strategies as well as an increase in the number of accounts for which legal and forwarding activities have been initiated. The increase in contingent fees is due to increased contingent collections. The increases in the telephone, mailing costs and information acquisition expenses were primarily due to changes in our collection strategies.
     Occupancy. Occupancy expense was $7.0 million for the nine months ended September 30, 2007, an increase of $0.3 million, or 4.6%, over occupancy expense of $6.7 million for the nine months ended September 30, 2006. Occupancy expense was 2.5% and 2.6% of cash collections during the nine months ended September 30, 2007 and 2006, respectively.
     Administrative. Administrative expenses increased to $7.8 million for the nine months ended September 30, 2007, from $6.1 million for the nine months ended September 30, 2006, reflecting a $1.7 million, or 28.8% increase. Administrative expenses were 2.8% of cash collections during the nine months ended September 30, 2007 compared with 2.4% for the same period in 2006. Administrative expenses for the nine months ended September 30, 2007 include $0.5 million in higher outside consulting fees and $0.5 million in share-based compensation expense relating to an amendment to our Stock Incentive Plan to incorporate an anti-dilution provision for the purposes of effecting our recapitalization transaction. During the nine months ended September 30, 2006, we determined that we would not be paying a previously probable accrual of property taxes for $1.0 million and therefore we reversed the expenses. Factoring out the property taxes reversal, administrative expenses would have been 2.7% of cash collections for the three months ended September 30, 2006.
     Restructuring Charges. Restructuring charges were $0.6 million for the nine months ended September 30, 2007 as a result of the sale of our White Marsh, Maryland office and our plans to close the Wixom, Michigan office during 2007. Expenses were primarily related to employee one-time termination benefits and changes to the service life of certain long-lived assets, which is partially offset by $0.3 million proceeds received from the sale of the tangible assets located in the White Marsh, Maryland office.
     Depreciation and Amortization. Depreciation and amortization expense was $3.2 million for the nine months ended September 30, 2007, an increase of $0.1 million or 5.9% over depreciation and amortization expense of $3.1 million for the nine months ended September 30, 2006. Depreciation and amortization expense was 1.1% and 1.2% of cash collections during the nine months ended September 30, 2007 and 2006, respectively.
     Interest Income. Interest income was $0.4 million for the nine months ended September 30, 2007, reflecting a decrease of $1.4 million compared to $1.8 million for the nine months ended September 30, 2006. The decrease was due primarily to lower cash and investment position compared to the prior year.

     Interest Expense. Interest expense was $4.8 million for the nine months ended September 30, 2007, reflecting an increase of $4.3 million compared to interest expense of $0.5 million for the nine months ended September 30, 2006. Interest expense was 1.7% of cash collections during the nine months ended September 30, 2007 compared with 0.2% for the same period in 2006. The increase in interest expense was due to increased average borrowings during the nine months ended September 30, 2007 compared to the same period in 2006. Average borrowings during the nine months ended September 30, 2007 reflect the new $150.0 million Term Loan Facility that was borrowed on June 12, 2007 to finance our recapitalization and special one-time cash dividend. Interest expense also includes the amortization of capitalized bank fees of $0.5 million and $0.2 million for the nine months ended September 30, 2007 and 2006, respectively. Included in the amortization of capitalized bank fees for the nine months ended September 30, 2007 is $0.5 million relating to the former credit agreement that was terminated on June 12, 2007.
     Income Taxes. Income tax expense of $9.9 million reflects a federal tax rate of 35.1% and a state tax rate of 2.4% (net of federal tax benefit) for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, income tax expense was $21.3 million and reflected a federal tax rate of 34.9% and state tax rate of 2.4% (net of federal tax benefit including utilization of state net operating losses). Income tax expense decreased $11.4 million, or 53.6% from income tax expense of $21.3 million for the nine months ended September 30, 2006. The decrease in tax expense was due to a decrease in pre-tax financial statement income, which was $26.3 million for the nine months ended September 30, 2007, compared to $57.0 million for the same period in 2006.

Supplemental Performance Data
Portfolio Performance
     The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis from January 1, 2002 through September 30, 2007.

						Total Estimated
			Cash Collections	Estimated	Total	Collections as a
	Number of	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Portfolios	Price (1)	Sales (2)	Collections(3)(4)	Collections	Purchase Price (2)
	(dollars in thousands)
2002	94	$72,258	$320,808	$1,977	$322,785	447%
2003	76	87,155	351,886	40,384	392,270	450
2004	106	86,566	194,055	94,751	288,806	334
2005	104	100,796	124,192	153,117	277,309	275
2006 (5)	154	142,368	110,640	337,216	447,856	315
2007 (6)	112	109,760	18,394	219,444	237,838	217

Total	646	$598,903	$1,119,975	$846,889	$1,966,864	328%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	For purposes of this table, cash collections include selected cash sales, which were entered into subsequent to purchase. Cash sales, however, exclude the sales of portfolios that occurred at the time of purchase.

(3)	Estimated remaining collections are based on historical cash collections. Please refer to Forward-Looking Statements on page 20 and Critical Accounting policies on page 36 for further information regarding these estimates.

(4)	The estimated remaining collections were reduced from 120 month collection forecasts from the date of purchase to be equal to the expected lives of the portfolios, which were between 36 to 60 months. Reduction from the 120 month to 60 month forecasts had approximately $207.9 million and $202.5 million impact on remaining cash collections as of June 30, 2007 and December 31, 2006, respectively.

(5)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

(6)	Includes only nine months of activity through September 30, 2007.
     The following tables summarize the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of September 30, 2007.

			Unamortized	Unamortized
	Unamortized		Balance as a	Balance as a
	Balance as of	Purchase	Percentage of	Percentage of
Purchase Period	September 30, 2007	Price (1)	Purchase Price	Total
	(dollars in thousands)
2002	$3,019	$72,258	4.2%	1.0%
2003	14,199	87,155	16.3	4.6
2004	34,952	86,566	40.4	11.2
2005	54,846	100,796	54.4	17.6
2006 (2)	103,174	142,368	72.5	33.1
2007	101,277	109,760	92.3	32.5

Total	$311,467	$598,903	52.0%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

     The following table summarizes the purchased receivable revenues and amortization rates by year of purchase for the three and nine months ended September 30, 2007 and 2006, respectively.

	Three months ended September 30, 2007
Year of			Amortization		Monthly		Net	Zero Basis
Purchase	Collections	Revenue	Rate		Yield(1)		Impairments	Collections
2001 and prior	$8,393,785	$8,394,658	N/M	%	N/M	%	$—	$8,394,566
2002	9,216,465	7,312,716	20.7		56.35		(46,600)	5,979,643
2003	13,745,208	9,309,806	32.3		18.08		159,300	3,703,211
2004	11,542,711	6,251,686	45.8		5.48		2,599,000	667,356
2005	11,977,322	(1,942,723)	116.2		(1.07)		11,124,000	25,776
2006	25,166,089	17,032,583	32.3		5.22		5,300	2,490,130
2007	10,706,862	5,675,808	47.0		2.72		—	34,152

Totals	$90,748,442	$52,034,534	42.7		5.81		$13,841,000	$21,294,834

	Three months ended September 30, 2006
Year of			Amortization	Monthly		Net	Zero Basis
Purchase	Collections	Revenue	Rate	Yield(1)		Impairments	Collections
2001 and prior	$11,494,310	$10,536,246	8.3%	N/M	%	$39,600	$10,089,294
2002	12,478,220	8,378,376	32.9	15.79		1,073,000	2,869,683
2003	17,930,191	10,631,554	40.7	9.77		3,779,300	2,205,208
2004	14,082,668	10,504,764	25.4	6.29		1,406,100	610,756
2005	14,210,640	12,316,639	13.3	4.95		(18,300)	54,328
2006	10,718,762	7,323,905	31.7	4.88		—	—

Totals	$80,914,791	$59,691,484	26.2	8.15		$6,279,700	$15,829,269

	Nine months ended September 30, 2007
Year of			Amortization		Monthly		Net	Zero Basis
Purchase	Collections	Revenue	Rate		Yield(1)		Impairments	Collections
2001 and prior	$29,075,495	$29,086,944	N/M	%	N/M	%	$—	$29,007,614
2002	31,648,465	22,873,676	27.7		35.58		162,500	15,837,621
2003	46,176,202	31,082,260	32.7		15.54		1,783,600	9,739,961
2004	38,397,854	22,901,860	40.4		5.89		7,074,800	2,267,638
2005	40,451,981	17,478,570	56.8		2.79		13,803,000	56,004
2006	77,889,306	51,002,054	34.5		4.79		633,300	4,954,577
2007	18,394,510	9,906,102	46.1		1.76		—	54,203

Totals	$282,033,813	$184,331,466	34.6		6.34		$23,457,200	$61,917,618

	Nine months ended September 30, 2006
Year of			Amortization	Monthly		Net	Zero Basis
Purchase	Collections	Revenue	Rate	Yield(1)		Impairments	Collections
2001 and prior	$39,594,642	$35,161,140	11.2%	N/M	%	$372,600	$31,845,068
2002	43,238,170	30,704,954	29.0	15.30		1,488,500	8,182,087
2003	62,673,171	43,009,354	31.4	11.01		6,519,300	7,833,034
2004	49,091,169	35,830,773	27.0	6.57		1,392,100	1,805,777
2005	46,549,236	33,656,605	27.7	4.23		4,658,700	66,198
2006	18,768,243	12,536,760	33.2	3.08		—	—

Totals	$259,914,631	$190,899,586	26.6	8.07		$14,431,200	$49,732,164

(1)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

Account Representative Productivity and Turnover
     We measure traditional call center account representative productivity by two major categories, those with less than one year of experience and those with one or more years of experience. The following tables display our results:
Account Representatives by Experience

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2007	2006(3)	2007	2006(3)	2006(3)	2005(3)
Number of account representatives:
One year or more (1)	547	570	575	568	573	510
Less than one year (2)	369	366	337	437	399	540

Total account representatives	916	936	912	1,005	972	1,050

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.

(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new employees in training.

(3)	Excludes PARC’s FTE account representatives for periods prior to January 1, 2007.
Collection Averages by Experience

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2007	2006(3)	2007	2006(3)	2006(3)	2005(3)
Collection averages:
One year or more (1)	$49,114	$44,576	$164,918	$146,452	$193,951	$199,734
Less than one year (2)	40,273	27,988	121,632	92,202	123,253	117,859
Overall average	45,549	38,082	148,905	122,854	164,932	157,661

(1)	Based on number of average traditional call center FTE account representatives and supervisors with one or more years of service.

(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new employees in training.

(3)	Excludes PARC’s FTE account representatives for periods prior to January 1, 2007.
     Collection averages tend to increase for the collection department as account representatives gain experience. The following table provides annualized collection department turnover data for traditional collections for the three and nine months ended September 30, 2007 and 2006 as well as for the years ended December 31, 2006 and 2005:
Turnover by Experience

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2007(3)	2006(4)	2007(3)	2006(4)	2006	2005(4)
Collection department turnover:
One year or more (1)	84.8%	50.6%	60.3%	44.8%	44.9%	39.3%
Less than one year (2)	162.0	112.5	129.7	105.0	107.4	117.8
Overall turnover	114.0	73.8	84.3	70.0	69.5	78.8

(1)	Based on number of traditional call center employees within the collection department with one or more years of service.

(2)	Based on number of traditional call center employees within the collection department with less than one year of service, including new employees in training.

(3)	Excluding the turnover in our White Marsh, Maryland office for 45 employees that remained as of August 31, 2007, when the office was sold, the turnover for one year or more, less than one year and overall turnover would be 60.3%, 153.3% and 95.5%, respectively, for the three months ended September 30, 2007 and would be 52.5%, 126.5% and 78.2%, respectively, for the nine months ended September 30, 2007.

(4)	Excludes traditional call center employees within PARC’s collection department for periods prior to January 1, 2007.

Cash Collections
     The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.
Historical Collections (1)

												Nine Months
												Ended
Purchase	Purchase	Year Ended December 31,										September 30,
Period	Price(3)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
					(dollars in thousands)
Pre-1997		$7,713	$5,684	$4,493	$3,718	$2,607	$1,862	$1,605	$1,283	$1,270	$918	$612
1997	$4,345	1,682	4,919	5,573	5,017	3,563	2,681	1,785	1,526	1,342	1,090	656
1998	16,411	—	4,835	15,220	15,045	12,962	11,021	7,987	5,582	4,653	3,352	2,104
1999	12,924	—	—	3,761	11,331	10,862	9,750	8,278	6,675	5,022	3,935	2,332
2000	20,592	—	—	—	8,895	23,444	22,559	20,318	17,196	14,062	10,603	5,872
2001	43,030	—	—	—	—	17,630	50,327	50,967	45,713	39,865	30,472	17,500
2002	72,258	—	—	—	—	—	22,340	70,813	72,024	67,649	55,373	31,648
2003	87,155	—	—	—	—	—	—	36,067	94,564	94,234	79,423	46,176
2004	86,566	—	—	—	—	—	—	—	23,365	68,354	62,673	38,398
2005	100,796	—	—	—	—	—	—	—	—	23,459	60,280	40,452
2006 (2)	142,368	—	—	—	—	—	—	—	—	—	32,751	77,889
2007	109,760	—	—	—	—	—	—	—	—	—	—	18,395

Total		$9,395	$15,438	$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$282,034

Cumulative Collections (1)

												Total
												Through
Purchase	Purchase	Total Through December 31,										September 30,
Period	Price(3)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
					(dollars in thousands)
1997	$4,345	$1,682	$6,601	$12,174	$17,191	$20,754	$23,435	$25,220	$26,746	$28,088	$29,178	$29,834
1998	16,411	—	4,835	20,055	35,100	48,062	59,083	67,070	72,652	77,305	80,657	82,761
1999	12,924	—	—	3,761	15,092	25,954	35,704	43,982	50,657	55,679	59,614	61,946
2000	20,592	—	—	—	8,895	32,339	54,898	75,216	92,412	106,474	117,077	122,949
2001	43,030	—	—	—	—	17,630	67,957	118,924	164,637	204,502	234,974	252,474
2002	72,258	—	—	—	—	—	22,340	93,153	165,177	232,826	288,199	319,847
2003	87,155	—	—	—	—	—	—	36,067	130,631	224,865	304,288	350,464
2004	86,566	—	—	—	—	—	—	—	23,365	91,719	154,392	192,790
2005	100,796	—	—	—	—	—	—	—	—	23,459	83,739	124,191
2006 (2)	142,368	—	—	—	—	—	—	—	—	—	32,751	110,640
2007	109,760	—	—	—	—	—	—	—	—	—	—	18,395
Cumulative Collections as Percentage of Purchase Price (1)

												Total
												Through
Purchase	Purchase	Total Through December 31,										September 30,
Period	Price(3)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
1997	$4,345	39%	152%	280%	396%	478%	539%	580%	616%	646%	672%	687%
1998	16,411	—	29	122	214	293	360	409	443	471	491	504
1999	12,924	—	—	29	117	201	276	340	392	431	461	479
2000	20,592	—	—	—	43	157	267	365	449	517	569	597
2001	43,030	—	—	—	—	41	158	276	383	475	546	587
2002	72,258	—	—	—	—	—	31	129	229	322	399	443
2003	87,155	—	—	—	—	—	—	41	150	258	349	402
2004	86,566	—	—	—	—	—	—	—	27	106	178	223
2005	100,796	—	—	—	—	—	—	—	—	23	83	123
2006 (2)	142,368	—	—	—	—	—	—	—	—	—	23	78
2007	109,760	—	—	—	—	—	—	—	—	—	—	17

(1)	Does not include proceeds from sales of any receivables.

(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.

(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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
     Below is a chart that illustrates our quarterly cash collections for 2003 through September 30, 2007.
Cash Collections

Quarter	2003	2004	2005	2006	2007
First	$44,017,730	$65,196,055	$80,397,640	$89,389,858	$95,853,350
Second	51,190,533	67,566,031	84,862,856	89,609,982	95,432,021
Third	48,622,829	66,825,822	78,159,364	80,914,791	90,748,442
Fourth	53,988,333	68,339,797	76,490,350	80,955,115	—

Total cash collections	$197,819,425	$267,927,705	$319,910,210	$340,869,746	$282,033,813

     Below is a table that illustrates the percentages by source of our total cash collections:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Traditional collections	45.2%	46.0%	47.2%	48.4%
Legal collections	40.4	41.6	39.1	39.2
Other collections	14.4	12.4	13.7	12.4

Total cash collections	100.0%	100.0%	100.0%	100.0%

     The following chart categorizes our purchased receivable portfolios acquired during January 1, 1997 through September 30, 2007 and into major asset types, as of September 30, 2007:

	Face Value of
	Charged-off		No. of
Asset Type	Receivables (2)%		Accounts	%
	(in thousands)
Visa®/MasterCard®/Discover®	$14,858,239	48.5%	7,247	25.8%
Private Label Credit Cards	4,018,680	13.1	5,651	20.1
Telecommunications/Utility/Gas	2,841,212	9.3	7,345	26.1
Health Club	1,603,406	5.2	1,574	5.6
Auto Deficiency	1,391,886	4.5	248	0.9
Installment Loans	960,395	3.1	311	1.1
Wireless Telecommunications	719,255	2.3	1,727	6.1
Other (1)	4,285,902	14.0	4,007	14.3

Total	$30,678,975	100.0%	28,110	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including medical, student loan, mobile home deficiency and retail mail order. This excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
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
     The following chart categorizes our purchased receivable portfolios acquired during January 1, 1997 through September 30, 2007 into major account types as of September 30, 2007:

	Face Value of
	Charged-off		No. of
Account Type	Receivables (2)%		Accounts	%
	(in thousands)
Fresh	$1,596,525	5.2%	848	3.0%
Primary	4,488,349	14.6	4,127	14.7
Secondary	5,627,106	18.4	5,943	21.1
Tertiary (1)	14,584,507	47.5	14,054	50.0
Other	4,382,488	14.3	3,138	11.2

Total	$30,678,975	100.0%	28,110	100.0%

(1)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
     We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivable portfolios acquired during January 1, 1997 through September 30, 2007 based on geographic location of debtor, as of September 30, 2007:

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables (3)(4)%		Accounts	%
	(in thousands)
Texas (1)	$4,578,377	14.9%	4,509	16.1%
California	3,473,990	11.3	3,383	12.0
Florida (1)	3,067,664	10.0	1,991	7.1
Michigan (1)	1,844,119	6.0	2,262	8.0
New York	1,754,332	5.7	1,206	4.3
Ohio (1)	1,621,635	5.3	2,072	7.4
Illinois (1)	1,254,378	4.1	1,517	5.4
Pennsylvania	1,091,552	3.5	895	3.2
New Jersey	947,669	3.1	775	2.8
North Carolina	919,713	3.0	654	2.3
Georgia	822,768	2.7	716	2.5
Arizona (1)	634,496	2.1	547	1.9
Other (2)	8,668,282	28.3	7,583	27.0

Total	$30,678,975	100.0%	28,110	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

(4)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.
Liquidity and Capital Resources
     Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth. During the nine months ended September 30, 2007, we had borrowings of $66.0 million against our new and former lines of credit for the funding of the investment in purchased receivables with repayments of $70.0 million to reduce our outstanding line of credit balance and we had borrowings of $150.0 million on our new Term Loan Facility beginning on June 12, 2007 with repayments of $0.4 million to reduce our outstanding new Term Loan Facility balance. Approximately half of the proceeds of the Term Loan Facility were used to repurchase 4,000,000 shares of our common stock for $75.0 million under the recapitalization plan during the second quarter of 2007. The remainder of the borrowing under the Term Loan Facility was for payment of the one-time special dividend on July 31, 2007. During the second quarter of 2006, we acquired 100% of the outstanding shares of PARC for $16.2 million.
Special Cash Dividend and Share Repurchase
     On April 24, 2007, we announced a special cash dividend and share repurchase plan to return $150.0 million to our shareholders. During the second quarter of 2007, we repurchased 4,000,000 shares for $75.0 million with an average purchase price of $18.75 per share as part of the recapitalization plan. During the third quarter of 2007, we paid a dividend of $2.45 per share to our record holders as of July 19, 2007. The total amount of the dividend, $74.9 million, was the remaining balance of the $150.0 million recapitalization. The payment of the dividend occurred on July 31, 2007 and is reported as a financing cash outflow in the third quarter of 2007.
Borrowings
     We entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, effective as of June 12, 2007, as part of our overall recapitalization plan. Under the terms of the New Credit Agreement, we have obtained a new five year $100 million revolving credit facility (the “Revolving Credit Facility”) and a new six year $150 million Term Loan Facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at prime or up to 100 basis points over prime depending upon our liquidity, as defined in the New Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month LIBOR contracts at rates between 125 to 225 basis points over the respective LIBOR rates, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The New Credit Agreement has certain covenants and restrictions that we must comply with, which, as of September 30, 2007 are:
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
     Commitment fees on the unused portion of the Revolving Credit Facility are paid quarterly, in arrears, and are calculated as an amount equal to a margin of 0.25% to 0.50%, depending on our liquidity, on the average amount available on the Revolving Credit Facility.
     The New Credit Agreement requires us to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the Term Loan.
     Termination of Former Credit Agreement. On June 12, 2007, the initial funding occurred under the New Credit Agreement and, as a result, our former credit agreement , dated as of September 30, 2002, as amended, with JPMorgan Chase, N.A., as agent, and syndicate of lenders named therein (the “Former Credit Agreement”), which contained a $100 million revolving credit facility, terminated. The Former Credit Agreement was scheduled to expire in May 2008. We incurred no penalties or prepayment premiums in connection with early termination of the Former Credit Agreement.
     We had $162.6 million principal balance outstanding on our Credit Facilities at September 30, 2007. As described above, the Company has an interest rate swap agreement that hedges a portion of the interest rate expense on the Term Loan Facility.
     Cash Flows
     The majority of our investments in purchased receivables have been funded with internal cash flow. For the nine months ended September 30, 2007, we invested $108.3 million in purchased receivables, net of buybacks, with net payments of $4.0 million on our new and former lines of credit. Our cash balance decreased from $11.3 million at December 31, 2006 to $10.9 million as of September 30, 2007.
     Our operating activities provided cash of $42.6 million and $53.9 million for the nine months ended September 30, 2007 and 2006, respectively. Cash provided by operating activities for the nine months ended September 30, 2007 and 2006 was generated primarily from net income earned through cash collections.
     Investing activities used cash of $34.9 million and $47.4 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used for investing purposes in the nine months ended September 30, 2007 and 2006 was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal and purchases of property and equipment. In 2006, we paid $14.7 million for the acquisition of PARC and used cash to purchase investments of $14.9 million.
     Financing activities used cash of $8.0 million and $24.4 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used by financing activities for the first nine months of 2007 was primarily due to borrowings of $216.0 million under our Credit Facilities and Former Credit Agreement to fund the recapitalization transactions and investments in purchased receivables. Cash used in financing activities include repayments of $70.4 million on our Former and New Credit Agreements and capital lease obligations as well as payments of $75.0 million for our repurchase of 4,000,000 shares in accordance with the recapitalization plan. Furthermore, our Board of Directors declared a special one-time cash dividend of $2.45 per share, or $74.9 million in aggregate, which was paid on July 31, 2007 to holders of record on July 19, 2007. Also, we exercised our right to buy our shares from former employees for $15.00 per share, or $2.0 million. In addition, cash used by financing activities for the first nine months of 2006 was primarily due to the $19.8 million repurchase of 1,307,985 shares in accordance with the stock repurchase program as well as the $4.4 million repayment of PARC’s loan balances on the date of acquisition.
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
Future Contractual Cash Obligations
     The following table summarizes our future contractual cash obligations as of September 30, 2007:

	Year Ending December 31,
	2007	2008(3)	2009	2010	2011	Thereafter
Capital lease obligations (1)	$11,977	$18,242	$—	$—	$—	$—
Operating lease obligations (1)	1,624,387	5,792,426	4,920,354	3,961,744	3,739,779	14,364,097
Purchased receivables (2)	—	—	—	—	—	—
Revolving credit (3)	—	—	—	—	—	13,000,000
Term loan (4)	375,000	1,500,000	1,500,000	1,500,000	1,500,000	143,625,000
Employment agreements	410,000	802,500	105,000	—	—	—

Total	$2,421,364	$8,113,168	$6,525,354	$5,461,744	$5,239,779	$170,989,097

(1)	Future minimum lease payments under capital lease obligations and operating lease obligations have not been reduced by the amount of our restructuring activities that relates to the leased equipment or facilities.

(2)	During 2007, we renewed three forward flow contracts, entered into four new forward flow contracts as well as maintained two on-going forward flow contracts that commit us to purchase receivables for a fixed percentage of the face amount of the receivables. Seven forward flow contracts have terms beyond September 30, 2007 with the last contract expiring in December 2008. Seven forward flow contracts have estimated monthly purchases of approximately $2.7 million, depending upon circumstances, and the other two on-going forward flow contracts have estimated monthly purchases of approximately $12,500 over the next twelve months.

(3)	To the extent that a balance is outstanding on our revolving credit, it would be due in June 2012 or earlier as defined in the New Credit Agreement.

(4)	To the extent that a balance is outstanding on our term loan, it would be due in June 2013.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk relates to the interest rate risk with our Credit Facilities. The average borrowings on our Former Credit Agreement and on our Credit Facilities were $67.8 million for the nine months ended September 30, 2007. At September 30, 2007, we had $162.6 million outstanding on our Credit Facilities. Both the Revolving Credit Facility and the Term Loan Facility have variable interest rates, and assuming a 200 basis point increase in interest rates, interest expense would have increased approximately $0.9 million for the nine months ended September 30, 2007. Interest rate fluctuations do not have a material impact on interest income. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates under our Term Loan Facility maturing on June 12, 2013, for fixed rates equal to three-month London Interbank Offered Rate or LIBOR, on the notional amount of $125 million. For the quarter ended September 30, 2007, the swap was determined to be highly effective in hedging against fluctuations in the fair value of the underlying debt. As of September 30, 2007, the Company does not have any fair value hedges.
     For further discussion pertaining to the Company’s accounting policies for derivative financial instruments and exposure to market risk refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” and Note 3, “Derivative Financial Instruments and Risk Management”, respectively.
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
     There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     The following table provides information about the Company’s common stock repurchased during the third quarter of 2007.

		Average	Total Number of	Maximum Number of
	Total Number	Price	Shares Purchased as Part	Shares that May Yet
	of Shares	Paid per	of Publicly Announced	Be Purchased Under
Period	Purchased (1)	Share	Plans or Programs	the Plans or Programs
July 1, 2007 – July 31, 2007	130,792	$15.00	—	—
August 1, 2007 – August 31, 2007	—	—	—	—
September 1, 2007 – September 30, 2007	—	—	—	—

Total	130,792	$15.00	—	—

(1)	The Company exercised its right to repurchase its shares from former employees at $15.00 per share.

Item 6. Exhibits

Exhibit
Number	Description
10.1*	2004 Stock Incentive Plan (as amended and restated)

10.2*	2007 Annual Incentive Compensation Plan for Management (as amended and restated)

10.3*	Employment Agreement dated as of July 20, 2007, as amended by Amendment No. 1, dated October 18, 2007, between Asset Acceptance, LLC and Rion B. Needs

10.4*	Employment Agreement dated as of October 1, 2007, between Asset Acceptance, LLC and Deborah L. Everly

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2007.

ASSET ACCEPTANCE CAPITAL CORP.
Date: November 9, 2007	By:	/s/ Nathaniel F. Bradley IV
Nathaniel F. Bradley IV
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ Mark A. Redman
Mark A. Redman
Senior Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)