Form 10-K
period 2007-12-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2008-03-13
CIK 1264707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number 000-50552

Asset Acceptance Capital Corp.
(Exact name of registrant as specified in its charter)

Delaware	80-0076779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28405 Van Dyke Avenue
Warren, Michigan 48093
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(586) 939-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Global Select Market

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
Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2007 (based on the June 30, 2007 closing sales price of $17.70 of the Registrant’s Common Stock, as reported on The NASDAQ Global Select Market on such date) was $264,184,872.

Number of shares outstanding of the Registrant’s Common Stock at February 29, 2008:

30,568,041 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2008 Annual Meeting of Stockholders to be held on May 21, 2008 are incorporated by reference into Part III of this Report.

ASSET ACCEPTANCE CAPITAL CORP.

Annual Report on Form 10-K

Annual Report on Form 10-K

This Form 10-K and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I

Item 1.	Business

General

We have been purchasing and collecting defaulted or charged-off accounts receivable portfolios from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, healthcare providers, retail merchants, telecommunications and utility providers. Since these receivables are delinquent or past due, we are able to purchase them at a substantial discount. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits. From January 1, 1998 through December 31, 2007, we have purchased 853 consumer debt portfolios, with an original charged-off face value of $32.1 billion for an aggregate purchase price of $746.0 million, or 2.32% of face value, net of buybacks.

When considering whether to purchase a portfolio, we conduct a quantitative and qualitative analysis of the portfolio to appropriately price the debt. This analysis includes the use of our proprietary pricing and collection probability model and draws upon our extensive experience in the industry. We have developed experience across a wide range of asset types at various stages of delinquency, having made purchases across more than 25 different asset types from over 160 different debt sellers since 2000. We selectively deploy our capital in the fresh, primary, secondary, tertiary and post-tertiary and beyond delinquency stages where typically the accounts are delinquent and have been charged off and immediately sold or have been placed with between one and four collection agencies who have already attempted to collect on the accounts included in the portfolios we acquired. We have a long-standing history in the industry, relationships with debt sellers, consistency of performance and attention to post-sale service.

Unlike some third party collection agencies that typically attempt to collect the debt only for a period of six to twelve months, we generally take a long-term approach, to the collection effort as we are the owners of the debt. We apply an approach that encourages cooperation with the debtors to make a lump sum settlement payment in full or to formulate a repayment plan. For those debtors who we believe have the ability to repay the debt, we may proceed with legal remedies to obtain our collections. Through our strategy of holding the debt for the long-term, we have established a methodology of converting debtors into paying customers. In addition, our approach allows us to invest in various collection management and analysis tools that may be too costly for short-term oriented collection agencies, as well as to pursue legal collection strategies as appropriate. In many cases, we continue to receive collections on individual portfolios for ten years from the date of purchase.

History and Reorganization

Our business originated with Lee Acceptance Company, which was formed in 1962 for the purpose of purchasing and collecting charged-off consumer receivables. The business of purchasing and collecting charged-off consumer receivables was conducted through several successor companies. Set forth below is a diagram depicting our predecessor corporations in operation for the periods of October 1, 2002 through February 4, 2004, their dates of formation and their ownership:

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

Current Structure; Acquisition

On April 28, 2006, Asset Acceptance Holdings, LLC completed a stock purchase transaction of Premium Asset Recovery Corporation (“PARC”). Under the terms of the agreement, Asset Acceptance Holdings, LLC acquired 100% of the outstanding shares of PARC.

Currently, Asset Acceptance, LLC purchases and holds portfolios in all asset types except for healthcare. PARC purchases and collects on portfolios primarily in healthcare.

Set forth below is a diagram depicting our current structure:

As used in this Annual Report, all references to us mean:

•	after the Reorganization, Asset Acceptance Capital Corp., a Delaware corporation (referred to in our financial statements as the “Company”); and

•	from October 1, 2002 to the Reorganization, AAC Investors, Inc., including its subsidiary, Asset Acceptance Holdings, LLC (referred to collectively in our financial statements as the “Company”).

Purchasing

Typically, we purchase our portfolios in response to a request to bid received via e-mail or telephonically from a prospective seller. In addition to these requests, we have developed a marketing and acquisitions team that contacts and cultivates relationships with known and prospective sellers of portfolios in our core markets and in new asset type markets. We have purchased portfolios from over 160 different debt sellers since 2000, including many of the largest consumer lenders in the United States. While we have no policy limiting purchases from a single debt seller, we purchase from a diverse set of debt sellers and our purchasing decisions are based upon constantly changing economic and competitive conditions as opposed to long-term relationships with particular debt sellers. We maintain and enter into forward flow contracts that commit a debt seller to sell a steady flow of charged-off receivables to us and commit us to purchase receivables for a fixed percentage of the face value. We have entered into such contracts in the past and may do so in the future depending on market conditions.

We purchase our portfolios through a variety of sources, including consumer credit originators, private brokers and debt resellers. Debt resellers are debt purchasers that sell accounts at some point in time after purchase. Generally, the portfolios are purchased either in competitive bids through a sealed bid or, in some cases, through an on-line process or through privately-negotiated transactions between the credit originator or other holders of consumer debt and us.

Each potential acquisition begins with a quantitative and qualitative analysis of the portfolio. In the initial stages of the due diligence process, we typically review basic data on the portfolio’s accounts. This data typically includes the account number, the consumer’s name, address, social security number, phone numbers, outstanding balance, date of charge-off, last payment and account origination to the extent the debt sellers provide this data. We analyze this information and summarize it based on certain key metrics, such as, but not limited to, state of debtor’s last known residence, type of debt and age of the receivable. In addition, we request the seller to provide answers to a questionnaire designed to help us understand important qualitative factors relating to the portfolio.

As part of our due diligence, we evaluate the portfolio utilizing our proprietary pricing model. This model uses certain characteristics of the portfolio, historical analysis of similar portfolios, potential portfolio recoveries and collection expense estimates and the resulting estimated collection and legal expenses to formulate a bid range. In those circumstances where the type or pricing of the portfolio is unusual, we consult with industry experts and our collections management to help ascertain collectibility, potential collection strategies and our ability to integrate the new portfolio into our collection platform.

Once we have compiled and analyzed available data, we consider market conditions and determine an appropriate bid price or bid range. The recommended bid price or bid range, along with a summary of our due diligence, is submitted to our investment committee and, for purchases in excess of a certain dollar threshold, to members of our audit committee or their designee for review and approval. After appropriate approvals and acceptance of our offer by the seller of the portfolio, a purchase agreement is negotiated. Buyback provisions are generally incorporated into the purchase agreement for bankrupt, fraudulent, paid prior or deceased accounts and, typically, the credit originator either agrees to repurchase these accounts or replace them with acceptable replacement accounts within certain time frames, generally within 90 to 240 days. Upon execution of the agreement, the transaction is funded and we receive title to the accounts purchased.

The following chart categorizes our purchased receivables portfolios acquired from January 1, 1998 through December 31, 2007 into the major asset types, as of December 31, 2007.

	Face Value of
	Charged-off		No. of
Asset Type	Receivables(2)%		Accounts	%
	(in thousands)

Visa®/MasterCard®/Discover®	$15,648,534	48.8%	7,437	25.6%
Private Label Credit Cards	4,127,339	12.9	5,767	19.8
Telecommunications/Utility/Gas	2,955,558	9.2	7,724	26.5
Health Club	1,648,360	5.2	1,584	5.5
Auto Deficiency	1,355,985	4.2	241	0.8
Installment Loans	1,158,190	3.6	336	1.2
Wireless Telecommunications	719,239	2.2	1,727	5.9
Other(1)	4,445,258	13.9	4,288	14.7

Total	$32,058,463	100.0%	29,104	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including healthcare, student loan, mobile home deficiency and retail mail order. This excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

The age of a charged-off consumer receivables portfolio, or the time since an account has been charged-off by the credit originator and the number of times a portfolio has been placed with third parties for collection purposes, are important factors in determining the price at which we will offer to purchase a receivables portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase the portfolio. This relationship is due to the fact that older receivables are typically more difficult to collect. The accounts receivable management industry places receivables into the following categories depending on the number of third parties that have previously attempted to collect on the receivables and age of the receivables:

•	fresh accounts are typically 120 to 270 days past due, have been charged-off by the credit originator and are either being sold prior to any post charged-off collection activity or are placed with a third party collector for the first time. These accounts typically sell for the highest purchase price;

•	primary accounts are typically 270 to 360 days past due, have been previously placed with one third party collector and typically receive a lower purchase price; and

•	secondary and tertiary accounts are typically more than 360 days past due, have been placed with two or three third party collectors and receive even lower purchase prices.

We specialize in the primary, secondary and tertiary delinquency stages, but we will purchase accounts at any point in the delinquency cycle. We deploy our capital within these delinquency stages based upon the relative values of the available debt portfolios.

The following chart categorizes our purchased receivables portfolios acquired from January 1, 1998 through December 31, 2007 into the major account types, as of December 31, 2007.

	Face Value of
	Charged-off		No. of
Account Type	Receivables(2)%		Accounts	%
	(in thousands)

Fresh	$1,933,882	6.0%	959	3.3%
Primary	4,571,709	14.3	4,284	14.7
Secondary	6,262,565	19.5	6,362	21.9
Tertiary(1)	14,920,984	46.6	14,379	49.4
Other	4,369,323	13.6	3,120	10.7

Total	$32,058,463	100.0%	29,104	100.0%

(1)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivables portfolios acquired from January 1, 1998 through December 31, 2007 based on geographic location of debtor, as of December 31, 2007.

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables(3)(4)%		Accounts(4)%
	(in thousands)

Texas(1)	$4,751,504	14.8%	4,603	15.8%
California	3,627,134	11.3	3,439	11.8
Florida(1)	3,167,842	9.9	2,030	7.0
New York	1,834,453	5.7	1,234	4.2
Michigan(1)	1,803,418	5.6	2,217	7.6
Ohio(1)	1,761,903	5.5	2,311	8.0
Illinois(1)	1,364,522	4.3	1,660	5.7
Pennsylvania	1,146,445	3.6	915	3.2
New Jersey(1)	1,020,563	3.2	848	2.9
North Carolina	950,786	3.0	666	2.3
Georgia	858,139	2.7	733	2.5
Arizona(1)	654,254	2.0	558	1.9
Other(2)	9,117,500	28.4	7,890	27.1

Total	$32,058,463	100.0%	29,104	100.0%

(1)	Collection site located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

(3)	Excluding the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(4)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

Collection Operations

Our collection operations seek to maximize the recovery of our purchased charged-off receivables in a cost-effective manner. We have organized our collection process into a number of specialized departments which include collection, legal collection and other collection departments.

Generally, our efforts begin in our collection department and, if warranted, move to our legal collection department. If the receivable account involves a bankrupt debtor or a deceased debtor, our bankruptcy or probate recovery departments will review and manage the account. If it is determined that the collection account should be outsourced to a third party collection agency, our agency forwarding department handles the matter. Finally, we utilize a network of data providers to increase recovery rates and promote account representative efficiency in all of our departments.

Collection Department

Once a portfolio is purchased, we perform a review in order to formulate and apply what we believe to be an effective collection strategy. This review includes a series of data preparation and information acquisition steps to provide the necessary account data to begin collection efforts. Portfolio accounts are assigned, sorted and prioritized based on product type, account status, various internal and external collectibility predictors, account demographics, balance sizes and other attributes.

We train our account representatives to be full service account representatives who handle substantially all collection activity related to their accounts, including manual and automated dialer outbound calling activity, inbound call management, skip tracing or debtor location efforts, referrals to pursue legal action and settlement and payment plan negotiation. Our performance-based collection model is driven by a bonus program that allows account representatives to earn bonuses based on their personal achievement of collection goals. In addition, we monitor our account representatives for compliance with the federal and state debt collection laws.

When an initial telephone contact is made with a debtor, the account representative is trained to go through a series of questions in an effort to obtain accurate location and financial information on the debtor, the reason the debtor may have defaulted on the account, the debtor’s willingness to pay and other relevant information that may be helpful in securing satisfactory settlement or payment arrangements. If full payment is not available, the account representative will attempt to negotiate a settlement. We maintain settlement guidelines that account representatives, supervisors and managers must follow in an effort to maximize recoveries. Exceptions are handled by management on an account-by-account basis. If the debtor is unable to pay the balance in full or settle within allowed guidelines, monthly installment plans are encouraged in order to have the debtor resume a regular payment habit. Our experience has shown that debtors are more likely to respond to this approach, which can result in a payment plan or settlement in full in the future.

If an account representative is unable to establish contact with a debtor, the account representative undertakes skip tracing procedures to locate, initiate contact with and collect from the debtor. Skip tracing efforts are performed at the account representative level and by third party information providers in a batch process. Each account representative has access to internal and external information databases that interface with our collection system. In addition, we have several information providers from whom we acquire information that is either systematically or manually validated and used in our efforts to locate debtors. Using these methods, we periodically refresh and supply updated account information to our account representatives to increase contact with debtors.

Legal Collection Department

In the event collection has not been obtained through our collection department and the opportunity for legal action is verified, we pursue a legal judgment against the debtor. In addition to the accounts identified for legal action by our account representatives, we identify accounts on which to pursue legal action using a batch process based on predetermined criteria. Our in-house legal collection department is comprised of collection attorneys, non-attorney legal account representatives, support staff and skip tracers, while our legal forwarding department is comprised of account representatives, attorney representatives and support staff.

For accounts in states where we have a local presence, and in some cases, adjacent states, to the extent we have capacity we prefer to pursue an in-house legal strategy as it provides us with a greater ability to manage the process. We currently have in-house capability in nine states. In each of these states, we have designed our legal policies and procedures to maintain compliance with state and federal laws while pursuing available legal opportunities. We will pursue selective expansion into different geographic regions if analysis indicates it is favorable to do so.

Our legal forwarding department is organized to address the legal recovery function for accounts principally located in states where we do not have a local or, in some cases, adjacent presence, to handle excess capacity, or for accounts that we believe can be better served by a third party law firm. To that end, we have developed a nationwide network of independent law firms in all 50 states, as well as the District of Columbia, who work for us on a contingent fee basis. The legal forwarding department actively manages and monitors this network.

Once a judgment is obtained, our legal department pursues voluntary and involuntary collection strategies to secure payment.

Other Collection Departments

Although we collect the largest portion of our charged-off receivable portfolios through our internal collection operations, in some cases we believe it can be more effective and cost-efficient to outsource collections. For example, we may consider outsourcing relatively small balance accounts so that our account representatives can focus on larger balance accounts and we may outsource collections as a way to balance staffing levels. We have developed a network of third party collection agencies to service accounts when we believe outsourcing is an appropriate strategy.

Our bankruptcy and probate recovery departments handle bankruptcy and estate probate processing and collections. The bankruptcy department files proofs of claims for recoveries on receivables which are included in consumer bankruptcies filed under Chapter 7 (resulting in liquidation and discharge of a debtor’s debts) and Chapter 13 (resulting in repayment plans based on the financial wherewithal of the debtor) of the U.S. Bankruptcy Code. The probate recovery department submits claims against estates involving deceased debtors having assets that may become available to us through a probate claim. During 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act (referred to as the “Act”) was enacted which made significant changes in the treatment of consumer filers for bankruptcy protection. The impact of this Act on the number of bankruptcy filings, on a prospective basis, and the collectibility of consumer debt did not have a material impact on our consolidated statements of financial position, income or cash flows.

Competition

The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators that manage their own consumer receivables. Some of these companies may have substantially greater numbers of associates and financial resources and may experience lower associate turnover rates than we do. We believe that increasing amounts of capital have been invested in the debt collection industry, which has led to increases in prices for portfolios of charged-off accounts receivables over the last several years and to a reduction in the number of portfolios of charged-off accounts receivables available for purchase. In addition, companies with greater financial resources may elect at a future date to enter the consumer debt collection business. Furthermore, current debt sellers may change strategies and cease selling debt portfolios in the future.

Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified account representatives. In addition, some of our competitors may have entered into forward flow contracts under which consumer credit originators have agreed to transfer a steady flow of charged-off receivables to them in the future, which may restrict those credit originators from selling receivables to other purchasers and limit the supply of receivables available to us.

We face bidding competition in our acquisition of charged-off consumer receivables. We believe successful bids generally are predominantly awarded based on price and secondarily service and relationships with the individual debt sellers. In addition, there continues to be a consolidation of issuers of credit cards, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market and could eventually give the remaining sellers increasing market strength in the price and terms of the sale of charged-off credit card accounts.

The supply of charged-off consumer receivables was strong in 2007 and, beginning in the third quarter of 2007, we have seen pricing begin to moderate from elevated pricing levels exhibited in the debt purchasing markets in recent years. According to the Kaulkin Ginsberg index for the third quarter of 2007 (see www.kaulkin.com, press release dated December 7, 2007) the charge-off rate and the amount of outstanding consumer credit both increased in the third quarter of 2007, indicating a favorable supply environment for debt purchasers. However, the unemployment rate and the number of bankruptcy filings also rose in the third quarter of 2007, indicating a more challenging collection environment as debtors have fewer resources available to satisfy their debt.

Technology Platform

We believe that information technology is critical to our success. Our key systems have been purchased from outside vendors and, with our input, have been tailored to meet our particular business needs. We maintain a full-time staff of IT professionals who monitor and maintain our information technology and communications structure. We utilize a centralized data center model. This leverages economies of scale in providing distributed computing capabilities.

We license our collection software and complementary products. The software in use today enables us to:

•	automate the loading of accounts in order to expedite collecting after purchase;

•	segment the accounts into dispositions for collection prioritization;

•	access several approved service partners including third party letter production and mailing vendors, credit reporting services and information service providers;

•	interface with automated dialers to increase the number of contacts with our debtors;

•	connect to a document imaging system to allow our associates, with appropriate security clearance, to view scanned documents on accounts from their workstations while working on an account;

•	limit an associate’s ability to work outside of company guidelines;

•	query the entire database for any purpose which may be used for collection, reporting or other business matters; and

•	establish parameters to comply with federal and state laws.

In 2007 we signed a new software agreement with BSI eSolutions, LLC and initiated a project to install Cogent, a new collection platform. The new collection platform will maintain all crucial functionality of the current platform.

We maintain a network that supports our back office functions including time and attendance systems, payroll and accounting software.

In order to minimize the potential impact of a disaster or other interruption of data or telephone communications that are critical to our business, we have:

•	a diesel generator sufficient in size to power our centralized systems and our entire Warren headquarters;

•	a back-up server sufficient in size to handle our database located in a separate data center from the primary data center;

•	replication of data from the primary system to a backup system;

•	an ability to have inbound phone calls rerouted to other offices;

•	fire suppression systems in our primary and back-up data centers;

•	redundant data paths to each of our call center offices and data centers;

•	daily back-up of all of our critical applications with the tapes transported offsite to a secure data storage facility; and

•	data replication in our primary server to preserve data in the event of a failure of a storage component.

In addition, we have state-of-art dialer systems for incoming and outgoing calls that include voice recording technology.

Regulation and Legal Compliance — Collection Activities

Federal and state statutes establish specific guidelines and procedures which debt collecting account representatives must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable federal laws and state statutes in all of our recovery activities. As part of this policy, we have established comprehensive procedures to better ensure compliance with federal and state collection laws. Failure to comply with these laws could lead to fines that could have a material adverse effect on us in the event and to the extent that they apply to some or all of our recovery activities. Court rulings in various jurisdictions also impact our ability to collect.

Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors. Significant federal laws and regulations applicable to our business as a debt collection company include the following:

•	Fair Debt Collection Practices Act (“FDCPA”). This act imposes obligations and restrictions on the practices of consumer debt collectors, including specific restrictions regarding communications with debtors, including the time, place and manner of the communications. This act also gives consumers certain rights, including the right to dispute the validity of their obligations;

•	Fair Credit Reporting Act/ Fair and Accurate Credit Transaction Act of 2003. The Fair Credit Reporting Act and its amendment entitled the Fair and Accurate Credit Transaction Act of 2003 (“FACT Act”) places requirements on credit information providers regarding verification of the accuracy of information provided to credit reporting agencies and requires such information providers to investigate consumer disputes concerning the accuracy of such information. The FACT Act also requires certain conduct in the cases of identity theft or unauthorized use of a credit card and direct disputes to the creditor. We provide information concerning our accounts to the three major credit-reporting agencies, and it is our practice to correctly report this information and to investigate credit-reporting disputes in a timely fashion;

•	The Financial Privacy Rule. Promulgated under the Gramm-Leach-Bliley Act, this rule requires that financial institutions, including collection agencies, develop policies to protect the privacy of consumers’ private financial information and provide notices to consumers advising them of their privacy policies. It also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as allowed in connection with our collection efforts, our consumers are not entitled to any opt-out rights under this act. Both this rule and the Safeguards Rule described below are enforced by the Federal Trade Commission, which has retained exclusive jurisdiction over its enforcement, and does not afford a private cause of action to consumers who may wish to pursue legal action against a financial institution for violations of this act;

•	The Safeguards Rule. Also promulgated under the Gramm-Leach-Bliley Act, this rule specifies that we must safeguard financial information of consumers and have a written security plan setting forth information technology safeguards and the ongoing monitoring of the storage and safeguarding of electronic information;

•	Electronic Funds Transfer Act. This act regulates the use of the Automated Clearing House (“ACH”) system to make electronic funds transfers. All ACH transactions must comply with Federal Reserve Regulation E and the rules of the National Automated Check Clearing House Association (“NACHA”). This act, Regulation E and the NACHA regulations give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction;

•	Telephone Consumer Protection Act. In the process of collecting accounts, we use automated dialers to place calls to consumers. This act and similar state laws place certain restrictions on telemarketers and users of automated dialing equipment who place telephone calls to consumers;

•	Health Insurance Portability and Accountability Act (“HIPAA”). This act requires that healthcare institutions provide safeguards to protect the privacy of consumers’ healthcare information. As a debt buyer collecting on healthcare debt we are considered a business associate to the healthcare institutions and are required to abide by HIPAA. We have a dedicated subsidiary called PARC which directly holds and collects all of our healthcare receivables; and

•	U.S. Bankruptcy Code. In order to prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions.

Additionally, there are state statutes and regulations comparable to the above federal laws and other state-specific licensing requirements which affect our operations. State laws may also limit interest rates and fees, methods of collections, as well as the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts.

Although we are not generally a credit originator, the following laws, which apply typically to credit originators, may occasionally affect our operations because our receivables were originated through credit transactions:

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

The U.S. Congress and a number of states have enacted legislation concerning identity theft or unauthorized use of a credit card. Some of these provisions place restrictions on our ability to report information concerning receivables, which may be subject to identity theft or unauthorized use of a credit card, to consumer credit reporting agencies. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the recovery on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted, as well as changes to or interpretations of existing consumer protection and privacy protection laws, may adversely affect our ability to recover the receivables. In addition, our failure to comply with these requirements could adversely affect our ability to recover the receivables.

It is possible that some of the receivables were established as a result of identity theft or unauthorized use. In such cases, we would not be able to recover the amount of the charged-off consumer receivables. As a purchaser of charged-off consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. Most of our account purchase contracts allow us to return to the credit originators (within an agreed upon amount of time) certain charged-off consumer receivables that may not be collectible at the time of purchase, due to these and other circumstances. Upon return, the credit originators or debt sellers are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit, to some extent, our losses on such accounts.

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

Associates

As of December 31, 2007, we employed 1,639 total associates, including 1,569 persons on a full-time basis and 70 persons on a part-time basis. None of our associates are represented by a union or covered by a collective bargaining agreement. We closed our call centers in White Marsh, Maryland and Wixom, Michigan in 2007 in order to reduce our square footage and related occupancy costs. There was not a significant reduction to the total number of associates because we transferred existing staff to, or increased staffing in other call center locations.

Training

We provide a comprehensive training program for our new account representatives and continuing education for our experienced account representatives. Our training includes several learning approaches, including classroom interactive activities, computer-based training and on-the-job training. We also use our e-mail system to address on-going training issues.

New account representatives are required to complete an eight-week training program. The program is divided into two four-week modules. The initial four-week module has weekly objectives using various learning activities. The first week includes structured learning of our collection software and information technology tools, federal and state collection laws (with particular emphasis on the FDCPA and the FACT Act), telephone collection techniques and core company policies, procedures and practices. The second week continues the structured learning and is supplemented by supervised telephone collection calls. During weeks three and four, the new hires form a collection team, with a trainer as supervisor. Collection goals are established and collection calls are made and supervised. Instruction and guidance is shared with the new associates to improve productivity. Training includes discussion of challenges faced by associates and debriefing of the activities performed. Interactive activities are used to enhance collection and organization skills.

The second four-week training module transitions the collection team to the collection floor, where they are assigned collection goals and work under the direction of a collection supervisor. This team of new hires continues to receive closely monitored collection training. In addition to collection training, these team members also review key elements from the first session and receive instruction in new topics.

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

Account representatives are tested twice each year on their knowledge of the FDCPA and other applicable federal laws. Account representatives not achieving our minimum standards are required to complete an FDCPA review course and are then retested. In addition, annual supplemental instruction in the FDCPA and collection techniques is provided to our account representatives.

This Form 10-K and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

Refer to Part II. Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the effect of seasonality of our business.

Item 1A.	Risk Factors

This Report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain forward-looking statements. All statements regarding our expected financial position, strategies and growth prospects and general economic conditions we expect to exist in the future are forward-looking statements. The words “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “trend,” “objective,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to us or our management, are intended to identify forward-looking statements.

We caution that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date the statement is made, and we do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors mentioned elsewhere in this Report or previously disclosed in our SEC reports (accessible on the SEC’s website at www.sec.gov or on our website at www.assetacceptance.com), the factors contained below, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance.

If we are not able to purchase charged-off consumer receivables at appropriate prices, the resulting decrease in our inventory of purchased portfolios of receivables could adversely affect our ability to generate cash and income.

If we are unable to purchase charged-off consumer receivables from credit originators in sufficient face value amounts at appropriate prices, our business may be harmed. The availability of portfolios of consumer receivables at prices which generate an appropriate return on our investment depends on a number of factors, both within and outside of our control, including:

•	continued growth in the levels of credit being extended by credit originators;

•	continued growth in the levels of consumer obligations;

•	charge-off rates;

•	continued growth in the number of industries selling charged-off consumer receivable portfolios;

•	continued sales of charged-off consumer receivable portfolios by credit originators; and

•	competitive factors affecting potential purchasers and credit originators of charged-off receivables, including the number of firms engaged in the collection business and the capitalization of those firms as well as new entrants seeking returns, that may cause an increase in the price we are willing to pay for portfolios of charged-off consumer receivables or cause us to overpay for portfolios of charged-off consumer receivables.

Prices remain high compared to historical levels and competition has increased in our industry. As a result, our ability to execute on our collection methods has taken on increased importance. In addition, increased pricing results in lower yields and causes higher amortization rates, which reduces our return. We cannot give any assurances about future prices either overall or within account or asset types. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.

In addition, we believe that credit originators and debt sellers are utilizing more sophisticated collection methodologies that result in lower quality portfolios available for purchase, which may render the portfolios available for sale less collectible.

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

Additional factors to take into consideration when assessing risk include the current state of the economy and credit markets as a whole as they pose additional risks to the industry. Credit markets are tightening, making credit less accessible and available to the general public and unemployment rates are rising, leaving individuals with less disposable income available. If the current economic situation continues or worsens this will likely have a negative impact on our collections and cash flow.

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

The provisions of SOP 03-3 were adopted by us in January 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend PB 6 for consistent treatment and apply prospectively to receivables acquired before January 1, 2005. Purchased receivables acquired before January 1, 2005 will continue to be accounted for under PB 6, as amended, for provisions related to decreases in expected cash flows. The cost recovery method prescribed by SOP 03-3 is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had a yield assigned. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio.

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

To operate profitably, we must continually acquire and service a sufficient amount of charged-off consumer receivables to generate cash collections that exceed our expenses. Fixed costs, such as salaries and lease or other facility costs, constitute a significant portion of our overhead and, if we do not continue to acquire charged-off consumer receivable portfolios, we may have to reduce the number of our collection associates. We would then have to rehire collection staff as we obtain additional charged-off consumer receivable portfolios. These practices could lead to:

•	low associate morale;

•	fewer experienced associates;

•	higher training costs;

•	disruptions in our operations;

•	loss of efficiency; and

•	excess costs associated with unused space in our facilities.

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

Our ability to collect on new and existing portfolios and to acquire new portfolios is substantially dependent on our ability to hire and retain qualified associates. The consumer accounts receivables management industry is labor intensive and, similar to other companies in our industry, we experience a high rate of associate turnover. For 2007, our annual turnover rate was 60.5% and our collection department associate turnover rate was 82.7%, which is an increase of 7.8% and 13.2% over the prior year, respectively. Based on our experience, account representatives who have been with us for more than one year are generally more productive than account representatives who have been with us for less than one year. In 2007, our turnover rate for all associates employed by us for at least one year was 41.3% and 55.8% for collection department associates, which is an increase of 6.7% and 10.9% over the prior year, respectively. We compete for qualified associates with companies in our industry and in other industries. Our operations require that we continually hire, train and, in particular, retain account representatives. In addition, we believe the level of training we provide to our associates makes our associates attractive to other collection companies, which may attempt to recruit them. A higher turnover rate among our account representatives will increase our recruiting and training costs, may require us to increase associate compensation levels and will limit the number of experienced collection associates available to service our charged-off consumer receivables. If this were to occur, we would not be able to service our charged-off consumer receivables effectively, which would reduce our ability to operate profitably.

Failure to effectively manage our growth could adversely affect our business and operating results.

We have expanded significantly over our history and we intend to grow in the future. However, any future growth will place additional demands on our resources and we cannot be sure that we will be able to manage our growth effectively. In order to successfully manage our growth, we may need to:

•	expand and enhance our administrative infrastructure; and

•	enhance our management and financial and information systems and controls.

Uncontrolled growth could put additional emphasis on recruiting, training, managing and retaining our associates and place a strain on our management, operations and financial resources. We cannot assure you that our infrastructure, facilities and associates will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our results of operations may be adversely affected.

We could determine that we have excess capacity and reduce the size of our workforce or close additional remote call center locations, which could negatively impact our ability to collect on our portfolios.

We could experience excess capacity, which could lead to closing call center locations and relocating or reducing our workforce. The reduction in workforce may lead to a deterioration of company morale and could negatively impact our productivity. In addition, if we reduce our workforce we may not have resources available to collect on our portfolios. Both of these situations may adversely affect our results of operations.

We face intense competition that could impair our ability to grow and achieve our goals.

The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators and other owners of debt that manage their own charged-off consumer receivables. Some of these companies may have substantially greater numbers of associates and financial resources and may experience lower account representative and associate turnover rates than we do. Furthermore, some of our competitors may obtain alternative sources of financing, the proceeds from which may be used to fund expansion and to increase their number of charged-off portfolio purchases. We believe that increasing amounts of capital are being invested in the debt collection industry, which has led to and may continue to drive an increase in prices for portfolios of charged-off accounts receivables, the enhanced ability of third parties to collect debt and the reduction in the number of portfolios of charged-off accounts receivables available for purchase. In addition, companies with greater financial resources than we have may elect at a future date to enter the consumer debt collection business. Competitive pressures affect the availability and pricing of receivable portfolios as well as the availability and cost of qualified debt collection account representatives. In addition, some of our competitors may have signed forward flow contracts under which consumer credit originators have agreed to transfer a steady flow of charged-off receivables to them in the future, which could restrict those credit originators from selling receivables to us.

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

We may acquire portfolios of charged-off consumer receivables in industries in which we have limited experience. Some of these industries may have specific regulatory restrictions with which we have no experience. We may not be successful in consummating any acquisition of receivables in these industries and our limited experience in these industries may impair our ability to effectively and efficiently collect on these portfolios. Furthermore, we need to develop appropriate pricing models for these markets and there is no assurance that we will do so effectively. When pricing charged-off consumer receivables for industries in which we have limited experience, we attempt to adjust our models for expected or known differences from our traditional models. However, our pricing models are primarily based on historical data for industries in which we do have experience. This may cause us to overpay for these portfolios, and consequently, our profitability may suffer as a result of these portfolio acquisitions.

Historical operating results and quarterly cash collections may not be indicative of future performance.

Our total revenues have grown at an average annual rate in excess of 19.7% for the five years 2003 through 2007. We do not expect to achieve the same growth rates over five years in future periods. Therefore, our future operating results may not reflect past performance.

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

Our future success depends on the continued ability to recruit, hire, retain and motivate highly skilled managerial associates. The continued growth and success of our business is particularly dependent upon the continued services of our executive officers and other key associates (particularly in purchasing and collections), including Nathaniel F. Bradley IV, our Chairman, President and Chief Executive Officer, Deborah L. Everly, Senior Vice President and Chief Acquisitions Officer, Rion B. Needs, Senior Vice President and Chief Operating Officer and Mark A. Redman, our Senior Vice President and Chief Financial Officer, each of whom has been integral to the development of our business. We cannot guarantee that we will be able to retain these individuals. Our performance also depends on our ability to retain and motivate other officers and key associates. The loss of the services of one or more of our executive officers or other key associates could disrupt our operations and seriously impair our ability to continue to acquire or collect on portfolios of charged-off consumer receivables and to manage and expand our business. We have employment agreements with each of Messrs. Bradley, Needs and Redman and Ms. Everly. However, these agreements do not and will not assure the continued services of these officers. We do not maintain key person life insurance policies for our executive officers or key associates.

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

Our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty or operating malfunction (including outside influences such as computer viruses), could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our collection activities. Any failure of our information systems or software and their backup systems would interrupt our business operations and harm our business. In addition, we rely significantly on a single vendor for the software used in operating our current collections platform. Our business operations would be disrupted and our results of operations may be harmed if they were to cease operations or significantly reduce their support to us. We endeavor to deploy state of the art technology across our infrastructure and as warranted will upgrade that technology over time. During times of transition, risk exists in decommissioning existing applications and hardware and the implementation of new applications and hardware. Failure to accurately identify and mitigate that risk could have a significant impact on our operational capabilities.

Our access to capital through our credit agreement is critical to our ability to continue to grow. If our available credit is materially reduced or the credit agreement is terminated and if we are unable to replace it on favorable terms, our revenue growth may slow and our results of operations may be materially and adversely affected.

We believe that our access to capital through our credit agreement has been critical to our ability to grow. We have obtained a five year $100.0 million revolving line of credit that expires June 5, 2012 and a six year $150 million term loan facility that matures on June 5, 2013. Our revolving line of credit includes an accordion loan feature that allows us to request a $25.0 million increase in the credit facility as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans, subject to our compliance with certain conditions and financial covenants. Our financial strength has increased our ability to make portfolio purchases and we believe it has also enhanced our credibility with sellers of debt who are interested in dealing with firms possessing the financial wherewithal to consummate a transaction. If our available credit is materially reduced or the credit agreement is terminated as a result of noncompliance with a covenant or other event of default and if we are unable to replace it on relatively favorable terms, our revenue growth may slow and our results of operations may be materially and adversely affected.

In addition, our credit agreement with our primary lender contains limitations and restrictions as to our ability to seek additional credit from other lenders.

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

Item 1B.	Unresolved Staff Comments

We do not have any unresolved staff comments.

Item 2.	Properties

The following table provides information relating to our principal operations facilities as of February 29, 2008.

	Approximate
Location	Square Footage	Lease Expiration Date	Use

Phoenix, Arizona	71,550	April 1, 2010	Call center, with collections and legal collections
Deerfield Beach, Florida	10,753	February 11, 2010	Call center, with collections and legal collections
Riverview, Florida	52,280	May 31, 2009	Call center, with collections and legal collections
Chicago, Illinois	20,905	November 20, 2012	Call center, with collections and legal collections
Towson, Maryland	1,200	July 31, 2010	Legal collections
Warren, Michigan	200,000	May 31, 2016	Principal executive offices and call center, with collections and legal collections
Woodbury, New Jersey	288	Month-to-Month	Legal collections
Brooklyn Heights, Ohio	30,443	October 31, 2011	Call center, with collections and legal collections
Houston, Texas	566	Month-to-Month	Call center, with collections
San Antonio, Texas	27,265	April 30, 2008	Call center, with collections and legal collections
Richmond, Virginia	1,374	July 31, 2008	Legal collections

We believe that our existing facilities are sufficient to meet our current needs and that suitable additional or alternative space will be available on a commercially reasonable basis. Our $250 million credit agreement is secured by a first priority lien on all of our assets.

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

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders during the fourth quarter of 2007.

Supplemental Item.	Executive Officers of the Company

The following table sets forth information regarding our executive officers as of February 29, 2008.

Name	Age	Position

Nathaniel F. Bradley IV	51	Chairman of the Board, President and Chief Executive Officer
Deborah L. Everly	35	Senior Vice President and Chief Acquisitions Officer
Rion B. Needs	45	Senior Vice President and Chief Operating Officer
Mark A. Redman	46	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Phillip L. Allen	49	Vice President-Operations
Deanna S. Hatmaker	43	Vice President-Human Resources
Edwin L. Herbert	57	Vice President-General Counsel and Assistant Secretary
Diane M. Kondrat	49	Vice President-Legal Collections
James Christopher Lee	39	Vice President-Strategy & Analysis
Ambrish Sundaram	42	Vice President-Information Services

Nathaniel F. Bradley, IV, Chairman, President and Chief Executive Officer; Director — Mr. Bradley joined our Company in 1979 and co-founded Asset Acceptance Corp. in 1994. Mr. Bradley served as Vice President of our predecessor from 1982 to 1994 and was promoted to President of Asset Acceptance Corp. in 1994. He was named our Chief Executive Officer in June 2003. In February 2006, Mr. Bradley was elected by the Board of Directors to become our Chairman of the Board.

Deborah L. Everly, Senior Vice President and Chief Acquisitions Officer — Ms. Everly has been in the accounts receivable management industry since 1991 and joined our Company in May 1995. Ms. Everly was named our Director of Marketing & Acquisitions in 1996 and promoted to Assistant Vice President in 1997. In 1998 she was promoted to Vice President-Marketing & Acquisitions and in 2007 she was promoted to Senior Vice President and Chief Acquisitions Officer.

Rion B. Needs, Senior Vice President and Chief Operating Officer — Mr. Needs joined our Company in July 2007 as Senior Vice President and Chief Operating Officer. Mr. Needs held various positions at American Express since 1985, most recently as Senior Vice President and General Manager of Purchasing Services. Mr. Needs’ prior positions at American Express also included Senior Vice President of Global Finance Operations and Business Transformation, and Senior Vice President and General Manager of Corporate Travel.

Mark A. Redman, Senior Vice President and Chief Financial Officer, Secretary and Treasurer — Mr. Redman joined our Company in January 1998 as Vice President-Finance, Secretary and Treasurer. Mr. Redman was appointed as our Chief Financial Officer in May 2002. Prior to joining us, Mr. Redman worked in public accounting for 13 years, the last 11 years at BDO Seidman, LLP, Troy, Michigan, serving as a Partner in the firm from July 1996 to December 1997. Mr. Redman is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants.

Phillip L. Allen, Vice President-Operations — Mr. Allen joined our Company as Vice President-Operations in October 1996. Prior to joining us, Mr. Allen held a variety of positions in the consumer credit industry including Household Finance and Household Retail Services from 1985 to 1991 and Winkelman’s Stores from 1992 to 1996.

Deanna S. Hatmaker, Vice President-Human Resources — Ms. Hatmaker joined our Company in January 2006 as Vice President-Human Resources. Ms. Hatmaker previously served as the Director and Human Resources Officer in the Michigan Administrative Information Services business unit at the University of Michigan, Ann Arbor, Michigan from 2003 to 2005. Ms. Hatmaker also served as Vice President — Human Resources and as a member of the senior management committee with H&R Block Financial Advisors, Detroit, Michigan. Ms. Hatmaker has been in the financial services industry for over 17 years.

Edwin L. Herbert, Vice President-General Counsel and Assistant Secretary — Mr. Herbert joined our Company in September 2006 as Vice President and General Counsel. Mr. Herbert previously served as an equity partner at Shumaker, Loop & Kendrick, LLP, in Toledo, Ohio, where he practiced law as a member of the firm’s financial institutions practice group from 2004 to 2006. Prior to joining Shumaker, Loop & Kendrick, LLP, Mr. Herbert practiced law with Werner & Blank, LLC, from 1998 to 2004, and was a partner with that firm beginning in January 2000. Mr. Herbert was Executive Vice President and General Counsel of ValliCorp Holdings, Inc., Fresno, California from 1994 to 1997, and Executive Vice President and General Counsel of CFX Corporation, Keene, New Hampshire from 1997 to 1998. Mr. Herbert is a member of the American Bar Association, and a member of the California, Michigan and Ohio bars.

Diane M. Kondrat, Vice President-Legal Collections — Ms. Kondrat joined our Company in November 1991. In 1993, Ms. Kondrat became Manager of our Legal Recovery Department and, in 1997, was named Assistant Vice President-Legal Collections. In 1998, she was promoted to her current position of Vice President-Legal Collections. Ms. Kondrat has been in the credit industry since 1976. Ms. Kondrat has announced her intentions to retire in August 2008.

James Christopher Lee, Vice President-Strategy & Analysis — Mr. Lee joined our Company in January 2006 as Vice President-Strategy and Analysis. Mr. Lee joined us from Capital One where he was a Director with CRS, the former purchased debt division of Capital One. Mr. Lee has held a variety of marketing, product management and operations positions in the financial services industry for the past 15 years with Adhesion Technologies, First Union, Signet Bank and Andersen Consulting.

Ambrish Sundaram, Vice President — Information Services — Mr. Sundaram joined our Company in October 2007 as Vice President — Information Services. Mr. Sundaram joined us from Comerica Bank where he held the position of Vice President — Information Services from 2002 to 2007. His responsibilities included strategic technology planning and information technology services for international affiliates. Mr. Sundaram has 20 years of experience in information technology management.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “AACC”. Public trading of our common stock commenced on February 5, 2004. Prior to that time, there was no public trading market for our common stock. The following table sets forth the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market, for the periods indicated.

	2007		2006
	High	Low	High	Low

Fourth Quarter	$12.34	$9.45	$17.97	$15.83
Third Quarter	17.98	8.49	20.00	14.03
Second Quarter	19.25	15.20	21.42	16.80
First Quarter	17.04	14.53	25.60	17.00

On February 29, 2008, the last reported sale price of our common stock on The NASDAQ Global Select Market was $9.75 per share. As of January 17, 2008, there were 69 record holders of our common stock.

Asset Acceptance Capital Corp. has not paid regular dividends on its common stock.

During the second quarter of 2007, our Board of Directors declared a special one-time cash dividend of $2.45 per share, or $74.9 million in aggregate, which was paid on July 31, 2007 to holders of record on July 19, 2007.

Our Board of Directors will determine whether to pay any dividends in the future, which determination may depend on a variety of factors that our Board of Directors considers relevant, including our financial condition, results of operations, contractual restrictions, capital requirements and business prospects.

In addition, the information contained in the Equity Compensation table under “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report is incorporated herein by reference.

We did not sell any equity securities during 2007 that were not registered under the Securities Act. We did not purchase any shares of our stock in the fourth quarter of 2007.

Item 6.	Selected Financial Data

The following selected consolidated financial data includes the results of operations of the following companies for the indicated periods:

•	From January 1, 2003 to the Reorganization effected on February 4, 2004, AAC Investors, Inc., including its subsidiary, Asset Acceptance Holdings, LLC.

•	From February 5, 2004 through April 28, 2006, Asset Acceptance Capital Corp., including its wholly-owned subsidiaries, AAC Investors, Inc. and RBR Holding Corp., and its indirect wholly-owned subsidiary, Asset Acceptance Holdings, LLC and its subsidiaries (Asset Acceptance, LLC, Rx Acquisitions, LLC and Consumer Credit, LLC).

•	From April 29, 2006 through December 31, 2007, Asset Acceptance Capital Corp., including its wholly-owned subsidiaries, AAC Investors, Inc. and RBR Holding Corp., and its indirect wholly-owned subsidiary, Asset Acceptance Holdings, LLC and its subsidiaries (Asset Acceptance, LLC, Rx Acquisitions, LLC, Consumer Credit, LLC and PARC).

The following selected consolidated statements of income data for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 and the related selected consolidated statements of financial position data as of December 31, 2003, 2004, 2005, 2006 and 2007 have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm. The data should be read in connection with the consolidated financial statements, related notes and other information included herein.

On February 4, 2004, all of the shares of the capital stock of AAC Investors, Inc. and RBR Holding Corp., which held 60% and 40% ownership interests in Asset Acceptance Holdings, LLC, respectively, as of that date, were contributed to Asset Acceptance Capital Corp. in exchange for all of the shares of the common stock of Asset Acceptance Capital Corp. As a result of this Reorganization, Asset Acceptance Holdings, LLC and its subsidiaries became indirect wholly-owned subsidiaries of Asset Acceptance Capital Corp.

On April 28, 2006, the Company purchased 100% of the outstanding shares of PARC. As a result, the consolidated financial statements include the accounts of Asset Acceptance Capital Corp. consisting of direct and indirect subsidiaries AAC Investors, Inc., RBR Holding Corp., Asset Acceptance Holdings, LLC, Asset Acceptance, LLC, Rx Acquisitions, LLC, Consumer Credit, LLC and PARC (since the date of acquisition). For more detailed information about our corporate history and the Reorganization, see “Item 1. Business — History and Reorganization”.

	Years Ended December 31,
	2003	2004		2005	2006	2007
	(in thousands, except per share data)

STATEMENT OF INCOME DATA:
Revenues
Purchased receivable revenues, net	$159,628	$213,723		$252,196	$251,693	$245,692
Gain (loss) on sale of purchased receivables	—	468		(26)	2,954	840
Other revenues, net	565	562		514	226	1,466

Total revenues	160,193	214,753		252,684	254,873	247,998

Expenses
Salaries and benefits	51,296	111,034		76,107	82,274	82,917
Collections expense	43,656	56,949		73,975	79,367	99,387
Occupancy	4,633	6,109		8,352	8,967	9,138
Administrative	3,259	5,677		8,582	8,376	10,529
Restructuring charges	—	—		—	—	906
Depreciation and amortization	2,572	2,881		3,339	4,179	4,275
Loss on disposal of equipment	4	98		32	23	137
Impairment of intangible asset	—	—		—	—	267

Total operating expenses	105,420	182,748		170,387	183,186	207,556

Income from operations	54,773	32,005		82,297	71,687	40,442
Other income (expense)
Interest income	4	28		1,143	2,035	471
Interest expense	(7,199)	(1,737)		(567)	(646)	(8,146)
Other	448	84		51	(12)	151

Income before income taxes	48,026	30,380		82,924	73,064	32,918
Income taxes(1)	10,283	29,634		31,657	27,546	12,512

Net income	$37,743	$746	(2)	$51,267	$45,518	$20,406

Net income per share basic	$1.33	$0.02		$1.38	$1.24	$0.63
Net income per share diluted	$1.33	$0.02		$1.38	$1.24	$0.63
Pro forma income taxes(3)	$17,914	$11,301		$—	$—	$—
Pro forma net income(3)	$30,112	$19,079		$—	$—	$—
Pro forma net income per share basic(4)	$1.06	$0.52		$—	$—	$—
Pro forma net income per share diluted(4)	$1.06	$0.52		$—	$—	$—
Weighted average shares basic	28,448	36,386		37,225	36,589	32,517
Weighted average shares diluted	28,448	36,394		37,270	36,621	32,604
Dividends per common share	$—	$—		$—	$—	$2.45

	As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)

FINANCIAL POSITION DATA:
Cash	$5,499	$14,205	$50,519	$11,307	$10,474
Purchased receivables, net	183,720	216,480	248,991	300,841	346,199
Total assets	207,110	252,506	323,942	350,583	394,653
Deferred tax liability, net	11,906	41,247	58,584	60,632	60,165
Total debt, including capital lease obligations	112,729	254	187	17,080	191,268
Total stockholders’ equity	74,383	197,180	249,460	256,178	122,419

	Years Ended December 31,
	2003	2004	2005	2006		2007
	(in thousands, except percentages)

OPERATING AND OTHER FINANCIAL DATA:
Cash collections for period	$197,819	$267,928	$319,910	$340,870		$371,178
Operating expenses to cash collections	53.3%	68.2%	53.3%	53.7%		55.9%
Acquisitions of purchased receivables at cost(4)	$87,154	$86,559	$100,775	$142,274	(5)	$172,406
Acquisitions of purchased receivables at face value	$4,108,604	$4,328,777	$4,098,114	$5,623,915	(5)	$5,275,976
Acquisitions of purchased receivables cost as a percentage of face value	2.12%	2.00%	2.46%	3.72	%(5)	3.27%

(1)	Asset Acceptance Capital Corp. included income tax expense on only 60% of pretax income until February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings, LLC) was taxed as an S corporation under the Internal Revenue Code and therefore taxable income was included on the shareholders’ individual tax returns. Income tax expense in 2004 includes a deferred tax charge of $19.3 million resulting from RBR Holding Corp. losing its S corporation tax status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004.

(2)	Our net income for 2004 included the following one-time events:

•	the negative effect of a deferred tax charge of $19.3 million, or $0.53 per share, resulting from RBR Holding Corp. losing its S corporation status after becoming a wholly-owned subsidiary of Asset Acceptance Capital Corp. during the first quarter of 2004. See discussion in note (1) above;

•	the negative effect of a $45.7 million compensation and related payroll tax charge ($28.7 million net of taxes, or $0.79 per share) resulting from the vesting of the outstanding share appreciation rights upon our initial public offering during the first quarter of 2004; and

•	the positive effect related to our incurring income tax on only 60% of pretax income for the period January 1, 2004 through February 4, 2004, as RBR Holding Corp. (40% owner of Asset Acceptance Holdings, LLC) was taxed as an S corporation. Income taxes during the period February 5, 2004 through December 31, 2004 reflected income tax expense on 100% of pretax income as RBR Holding Corp. became a wholly-owned subsidiary of Asset Acceptance Capital Corp. The impact of the lower tax expense was approximately $0.9 million, or $0.03 per share.

(3)	For comparison purposes, we have presented pro forma net income, which is net income adjusted for pro forma income taxes assuming all entities had been a C corporation for all periods presented.

(4)	Amount of purchased receivables at cost refer to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(5)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 with a face value of $1.1 billion that were allocated a purchase price value of $8.3 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to the differences include those discussed in “Item 1A. Risk Factors”, as well as those discussed elsewhere in this Annual Report. The references in this Annual Report to the U.S. Federal Reserve Board are to the Federal Reserve Statistical Release, dated January 10, 2008 and the Federal Reserve Consumer Credit Historical Data website (www.federalreserve.gov/releases/g19/hist/). References to the Kaulkin Ginsberg report (www.kaulkin.com) are to

Kaulkin Ginsberg, The Future of Receivables Management and press release dated September 2007 and December 2007, respectively. References to the Kaulkin Ginsberg index for the third quarter of 2007 are to the press release dated December 7, 2007.

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

During the twelve months ended December 31, 2007, we invested $172.4 million (net of buybacks) in charged-off consumer receivable portfolios, with an aggregate face value of $5.3 billion, or 3.27% of face value. On average, prices we pay for charged-off accounts receivable portfolios have remained elevated compared to historical pricing levels as a result of increased competition. The higher prices we have paid for portfolios of charged-off accounts receivable have led to us assigning lower average internal rates of return to recent purchases. We believe that pricing began to moderate and decline slightly late into the latter half of 2007; however, we cannot give any assurances about future prices either overall or within account or asset types. We are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.

For the twelve months ended December 31, 2007, cash collections were $371.2 million, an 8.9% increase over the prior year period. Total revenues for the twelve months ended were $248.0 million, a 2.7% decrease from the prior year period. The total operating expenses for the twelve months ended December 31, 2007 was $207.6 million, a 13.3% increase over the prior year period. The increase in total operating expenses is primarily due to increased collections expense. Collections expense was $99.4 million, a 25.2% increase over the prior year period. Collections expense increased as a percentage of cash collections to 26.8% for the twelve months ended December 31, 2007 versus 23.3% in the same period for 2006. Several categories of collections expense increased, including court costs, telephone, letters and mailing costs and information acquisition expenses, related to an increase in the number of accounts under management and changes to collection strategies. Also, contingent fees paid to third parties increased primarily as a result of increased collections by other collection agencies collecting on our behalf. During 2007, we instituted an expanded and accelerated legal collection strategy. This strategy has placed emphasis on the legal channel earlier in the collection process. Court costs have increased as more suits are filed. We are currently exploring alternatives that will allow us to better match the court cost expenses with the associated cash collections. Net income was $20.4 million for the twelve months ended December 31, 2007, compared to a net income of $45.5 million for the same period in 2006. Net income for the twelve months ended December 31, 2007 and 2006 included net impairment charges of $24.4 million and $17.9 million, respectively. The net impairment charges reduced revenue and the carrying value of the purchased receivables.

During the year ended December 31, 2007, we completed a comprehensive review of our methods of forecasting future cash collections and believe we have improved our statistical forecasting model. In addition to the improved collections forecast approach, based on our review, we have chosen to extend the lives on many portfolios acquired in 2003 and later, up to 84 months. The improved collections forecast and the extension of 2003 and later portfolio lives were accounted for as a change in accounting estimate in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”). The revised collection forecasts and extension of portfolio lives contributed to a net impairment of $0.9 million and $14.8 million for the three and twelve months ended December 31, 2007, respectively. Yields on certain portfolios were adjusted upwards as a result of the extension of portfolio lives, however this adjustment did not have a material impact on revenue for the three and twelve months ended December 31, 2007.

On April 24, 2007, we announced a recapitalization plan to return $150.0 million to our shareholders through share repurchases and a special one-time cash dividend. During the second quarter of 2007, we repurchased

4.0 million shares for $75.0 million with an average purchase price of $18.75 per share. Furthermore, our Board of Directors declared a special one-time cash dividend of $2.45 per share, or $74.9 million in aggregate, which was paid on July 31, 2007 to holders of record on July 19, 2007. The special one-time cash dividend of $74.9 million completed the $150.0 million recapitalization.

To fund the return of capital to shareholders, we entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein to provide a $100 million revolving credit facility (the “Revolving Credit Facility”) and a $150.0 million term loan facility (the “Term Loan Facility”). The Term Loan Facility was funded on June 12, 2007 and was partially utilized to fund share repurchases during June 2007. The remainder of the Term Loan Facility borrowings was used to pay the July 31, 2007 special one-time cash dividend.

Subsequent to the completion of the recapitalization plan, our interest expense will be significantly higher as a result of the borrowings incurred. We incurred interest expense of $3.4 million in the quarter ended December 31, 2007, and expect interest expense to remain at this level as a result of borrowings under the Term Loan Facility. Interest expense could change as a result of fluctuations in interest rates or increased borrowings under the Revolving Credit Facility. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates, equal to three-month London Interbank Offered Rate (“LIBOR”), for fixed rates, on the notional amount of $125 million. For the year ended December 31, 2007, the swap was determined to be effective in hedging against fluctuations in the fair value of the underlying debt. As of December 31, 2007, the value of the swap had declined by $3.1 million since entering into the swap and is reflected as a liability in our consolidated statements of financial position.

During 2007, we closed our White Marsh, Maryland and Wixom, Michigan offices. As part of this office consolidation, we recorded approximately $0.9 million in pre-tax restructuring charges for costs primarily related to associate one-time termination benefits, contract termination costs for the remaining lease payments on the Wixom, Michigan office and other exit costs. There was not a significant impact to the total number of associates because we transferred existing staff to, or increased staffing in other call center locations. We expect our annual occupancy expenses to be lower than they would have been if we had kept these two offices open by approximately $1.5 million beginning in 2008.

Industry Overview

The accounts receivable management industry is growing, driven by a number of industry trends, including:

•	Increasing levels of consumer debt obligations — According to the U.S. Federal Reserve Board, the consumer credit industry increased from $133.7 billion of consumer debt obligations in 1970 to $2.5 trillion of consumer debt obligations in November 2007, a compound annual growth rate of 8.24%. According to the Kaulkin Ginsberg report, the amount of outstanding revolving and non-revolving consumer credit has increased at a compound annual growth rate of 6.4% from $1.3 trillion in June 1997 to $2.5 trillion in June 2007.

•	Increasing charge-offs of the underlying receivables — According to Kaulkin Ginsberg index for the third quarter of 2007, beginning in the third quarter of 2007, the pricing began to moderate from elevated pricing levels exhibited in the debt purchasing markets in recent years. In addition, the charge-off rate and the amount of outstanding consumer credit both increased in the third quarter of 2007, indicating a favorable supply environment for debt purchasers. However, the unemployment rate and the number of individual bankruptcy filings also rose in the third quarter of 2007, indicating a more challenging collection environment as debtors have less resources available to satisfy their debt.

•	Increasing types of credit originators accessing the debt sale market — According to the Kaulkin Ginsberg report, credit card companies and consumer finance companies continue to offer the largest share of the portfolios for sale. Telecommunications, utilities and healthcare companies have increased their presence in the debt purchase market in recent years.

Historically, credit originators have sought to limit credit losses either through using internal collection efforts with their own associates or outsourcing collection activities to third party collectors. Credit originators that outsource the collection of charged-off receivables have typically remained committed to third party providers as a result of the perceived economic benefit of outsourcing and the resources required to establish the infrastructure required to support in-house collection efforts. The credit originator can pursue an outsourced solution by either selling its charged-off receivables for immediate cash proceeds or by placing charged-off receivables with a third party collector on a contingent fee basis while retaining ownership of the receivables.

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

	Percent of Total Revenues			Percent of Cash Collections
	Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2007	2006	2005

Revenues
Purchased receivable revenues	99.1%	98.7%	99.8%	66.2%	73.8%	78.8%
Gain (loss) on sale of purchased receivables	0.3	1.2	(0.0)	0.2	0.9	(0.0)
Other revenues	0.6	0.1	0.2	0.4	0.1	0.2

Total revenues	100.0	100.0	100.0	66.8	74.8	79.0

Expenses
Salaries and benefits	33.4	32.3	30.1	22.3	24.1	23.8
Collections expense	40.1	31.2	29.3	26.8	23.3	23.1
Occupancy	3.7	3.5	3.3	2.5	2.6	2.6
Administrative	4.2	3.3	3.4	2.8	2.5	2.7
Restructuring charges	0.4	0.0	0.0	0.2	0.0	0.0
Depreciation and amortization	1.7	1.6	1.3	1.2	1.2	1.1
Impairment of intangible asset	0.1	0.0	0.0	0.1	0.0	0.0
Loss on disposal of equipment	0.1	0.0	0.0	0.0	0.0	0.0

Total operating expense	83.7	71.9	67.4	55.9	53.7	53.3

Income from operations	16.3	28.1	32.6	10.9	21.1	25.7
Other income (expense)
Interest income	0.2	0.8	0.4	0.1	0.6	0.4
Interest expense	(3.3)	(0.2)	(0.2)	(2.2)	(0.2)	(0.2)
Other	0.1	(0.0)	0.0	0.1	(0.0)	0.0

Income before income taxes	13.3	28.7	32.8	8.9	21.5	25.9
Income taxes	5.1	10.8	12.5	3.4	8.1	9.9

Net income	8.2%	17.9%	20.3%	5.5%	13.4%	16.0%

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Revenue

Total revenues were $248.0 million for the year ended December 31, 2007, a decrease of $6.9 million, or 2.7%, from total revenues of $254.9 million for the year ended December 31, 2006. Purchased receivable revenues were $245.7 million for the year ended December 31, 2007, a decrease of $6.0 million, or 2.4%, from the year ended December 31, 2006 amount of $251.7 million. Purchased receivable revenues reflect an amortization rate, or the difference between cash collections and revenue, of 33.8%, an increase of 7.6%, from the amortization rate of 26.2% for the year ended December 31, 2007. The increased amortization rate is partially attributable to the net impairments of $24.4 million, an increase of $6.5 million, from net impairments of $17.9 million during the years ended December 31, 2007 and 2006, respectively. The increased amortization rate is also due to lower average internal rates of return assigned to recent years’ purchases. In addition, total revenues reflect a recognized gain on sale of purchased receivables during the year ended December 31, 2007 of $0.8 million compared to a $3.0 million gain during the year ended December 31, 2006. Cash collections on charged-off consumer receivables increased 8.9% to $371.2 million for the year ended December 31, 2007 from $340.9 million for the same period in 2006.

Cash collections for the year ended December 31, 2007 and 2006 include collections from fully amortized portfolios of $82.4 million and $66.1 million, respectively, of which 100% were reported as revenue.

During the year ended December 31, 2007, we acquired charged-off consumer receivables portfolios with an aggregate face value of $5.3 billion at a cost of $172.4 million, or 3.27% of face value, net of buybacks. Included in these purchase totals were 79 portfolios with an aggregate face value of $460.0 million at a cost of $24.7 million, or 5.37% of face value, net of buybacks, which were acquired through nine forward flow contracts. Revenues on portfolios purchased from our top three sellers were $70.1 million and $63.4 million for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2006, we acquired charged-off consumer receivables portfolios with an aggregate face value of $4.5 billion at a cost of $134.0 million, or 2.97% of face value (adjusted for buybacks through 2007). Additionally, the Company acquired portfolios as a result of the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million. Included in these purchase totals were 28 portfolios with an aggregate face value of $101.8 million at a cost of $3.1 million, or 3.04% of face value (adjusted for buybacks through 2007), which were acquired through four forward contracts. Included in the 2006 totals are portfolios acquired as a result of the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million. From period to period, we may buy paper of varying age, type and cost. As a result, the costs of our purchases, as a percent of face value, may fluctuate from one period to the next.

Operating Expenses

Total operating expenses were $207.6 million for the year ended December 31, 2007, an increase of $24.4 million, or 13.3%, compared to total operating expenses of $183.2 million for the year ended December 31, 2006. Total operating expenses were 55.9% of cash collections for the year ended December 31, 2007, compared with 53.7% for the same period in 2006. The increase as a percent of cash collections was primarily due to an increase in collections expense. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period, due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of operating expenses are variable in relation to cash collections.

Salaries and Benefits.  Salary and benefit expenses were $82.9 million for the year ended December 31, 2007, an increase of $0.6 million, or 0.8%, compared to salary and benefit expenses of $82.3 million for the year ended December 31, 2006. Salary and benefit expenses were 22.3% of cash collections during 2007 compared with 24.1%, for the same period in 2006. Salary and benefit expenses decreased as a percentage of cash collections primarily due to a decrease in average overall associate headcount and increased productivity per full-time equivalent associate, which is partially offset by increased incentive compensation associated with the increased productivity for the twelve months ended December 31, 2007 compared to the same period in 2006.

We adopted FAS 123(R) on January 1, 2006. Adoption did not have a material impact to our consolidated financial statements. Since going public in 2004, we had only granted stock options to certain key associates and non-associate directors. During 2007, we began issuing equity awards to a broader group of management associates and expanded the use of performance conditions relating to some equity grants for senior executives. We recognized $0.3 million and $0.1 million in salaries and benefits for the year ended December 31, 2007 and 2006, respectively, as it related to stock-based compensation awards granted to associates. As of December 31, 2007, there was $4.3 million of total unrecognized compensation expense related to nonvested awards of which $3.0 million was expected to vest over a weighted average period of 3.37 years. As of December 31, 2006, there was $0.7 million total unrecognized compensation expense related to nonvested awards of which $0.3 million was expected to vest over a weighted average period of 4.08 years.

Collections Expense.  Collections expense increased to $99.4 million for the year ended December 31, 2007, reflecting an increase of $20.0 million, or 25.2%, over collections expense of $79.4 million for the year ended December 31, 2006. Collections expense was 26.8% of cash collections during 2007 compared with 23.3% for the same period in 2006. Collections expense increased as a percentage of cash collections primarily due to an increase in court costs, contingent fees paid to third parties collecting on our behalf, letter and mailing costs, telephone and information acquisition expenses. The increase of $8.5 million in the court costs and third party collection expenses were primarily due to changes in our collection strategies as well as an increase in the number of accounts for which legal and forwarding activities have been initiated. The increase of $4.8 million in contingent fees paid is due to higher contingent collections. The increase of $1.6 million in telephone was primarily due to changes in collection strategies. The increase of $1.8 million in letters and mailing and information acquisition is primarily due to the increased number of accounts as a result of purchasing in late 2006 and during 2007. During 2007, we instituted an expanded and accelerated legal collection strategy. This strategy has placed emphasis on the legal channel earlier in the collection process. Court costs have increased as more suits are filed. We are currently exploring alternatives that will allow us to better match the court cost expenses with the associated cash collections.

Occupancy.  Occupancy expense was $9.1 million for the year ended December 31, 2007, an increase of $0.1 million, or 1.9%, over occupancy expense of $9.0 million for the year ended December 31, 2006. Occupancy expense was 2.5% of cash collections during 2007 compared with 2.6% for the same period in 2006. During 2007 we closed our White Marsh, MD and Wixom, MI offices. We expect our annual occupancy expenses to be lower than they would have been if we had kept these two offices open by approximately $1.5 million beginning in 2008.

Administrative.  Administrative expenses increased to $10.5 million for the year ended December 31, 2007, from $8.4 million for the year ended December 31, 2006, reflecting a $2.2 million, or 25.7%, increase. Administrative expenses were 2.8% of cash collections during 2007 compared with 2.5% for the same period in 2006. Administrative expenses increased as a percentage of cash collections primarily due to the one-time property tax reversal for the year ended December 31, 2006. During 2006, we determined that we would not be paying a previously probable accrual of property taxes for $1.0 million and therefore we reversed the related expenses.

Restructuring Charges.  Restructuring charges were $0.9 million for the year ended December 31, 2007 as a result of the sale of our White Marsh, Maryland office and for closing the Wixom, Michigan office during 2007. Expenses were primarily related to associate one-time termination benefits, contract termination costs for the remaining lease payments on the Wixom, Michigan office and other exit costs, which were partially offset by $0.3 million proceeds received from the sale of the tangible assets located in the White Marsh, Maryland office.

Depreciation and Amortization.  Depreciation and amortization expense was $4.3 million for the year ended December 31, 2007, an increase of $0.1 million or 2.3% over depreciation and amortization expense of $4.2 million for the year ended December 31, 2006. Depreciation and amortization expense was 1.2% of cash collections during 2007 compared with 1.2% for the same period in 2006.

Impairment of Intangible Assets.  Impairment of intangible assets was $0.3 million for the year ended December 31, 2007 as one associate was released from his non-compete and employment agreements during the year. As a result, we recognized an impairment charge for the remaining balance of the non-compete agreement at December 31, 2007. There was no impairment of intangible assets for the year ended December 31, 2006.

Interest Income.  Interest income was $0.5 million during 2007, reflecting a decrease of $1.6 million compared to $2.0 million interest income for the year ended December 31, 2006. Interest income was 0.1% as a percentage of cash collections during 2007 compared with 0.6% for the same period in 2006. Interest income decreased as a percentage of cash collections primarily due to lower cash balances compared to the prior year. We expect interest income to be immaterial until the Term Loan Facility is paid off.

Interest Expense.  Interest expense during 2007 was $8.1 million reflecting an increase of $7.5 million compared to $0.6 million for the year ended December 31, 2006. The increase in interest expense was due to increased average borrowings during the twelve months ended December 31, 2007 compared to the same period in 2006. Average borrowings for the year ended December 31, 2007 reflect the borrowings under our new $150.0 million Term Loan Facility to finance our recapitalization and special one-time cash dividend. Interest expense also includes the amortization of capitalized bank fees of $0.6 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively. Included in the amortization of the capitalized bank fees for the year ended December 31, 2007 is $0.3 million relating to the former credit agreement that was terminated on June 12, 2007, which includes the $0.2 million write-off of deferred financing fees associated with the extinguished former credit agreement.

In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates, equal to three-month LIBOR, for fixed rates, on the notional amount of $125 million outstanding on our Term Loan Facility. This interest rate swap is designated and qualifies as a cash flow hedge and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income in the consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in earnings. For the year ended December 31, 2007, the ineffective portion of the change in fair value of the derivative recorded in earnings was not material. We had no derivative instruments as of December 31, 2006.

Income Taxes.  Income taxes of $12.5 million reflect a federal tax rate of 35.0% and a state tax rate of 3.0% (net of federal tax benefit) for the year ended December 31, 2007. For the year ended December 31, 2006, the federal tax rate was 35.3% and the state tax rate was 2.4% (net of federal tax benefit). The 0.6% increase in the state rate was due to changes in state laws. Income tax expense decreased $15.0 million, or 54.6% from income tax expense of $27.5 million for the year ended December 31, 2006. The decrease in income tax expense was due to a decrease in pre-tax financial statement income, which was $32.9 million for the year ended December 31, 2007 compared to $73.1 million for the same period in 2006.

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Revenue

Total revenues were $254.9 million for the year ended December 31, 2006, an increase of $2.2 million, or 0.9%, over total revenues of $252.7 million for the year ended December 31, 2005. Purchased receivable revenues were $251.7 million for the year ended December 31, 2006, a decrease of $0.5 million, or 0.2%, under the year ended December 31, 2005 amount of $252.2 million. Purchased receivable revenues reflect net impairments recognized during the year ended December 31, 2006 and 2005 of $17.9 million and $22.3 million, respectively. The decrease in purchased receivable revenues was primarily due to lower average internal rates of return assigned to recent purchases, which was partially offset by lower impairments recorded during 2006 versus 2005. In addition, total revenue reflects a recognized gain on sale of purchased receivables during the year ended December 31, 2006 of $3.0 million compared to a $26 thousand loss during the year ended December 31, 2005. Cash collections on charged-off consumer receivables increased 6.6% to $340.9 million for the year ended December 31, 2006 from $319.9 million for the same period in 2005. Cash collections for the year ended December 31, 2006 and 2005 include collections from fully amortized portfolios of $66.1 million and $56.1 million, respectively, of which 100% were reported as revenue.

During the year ended December 31, 2006, we acquired charged-off consumer receivables portfolios with an aggregate face value of $4.5 billion at a cost of $134.0 million, or 2.97% of face value (adjusted for buybacks through 2007). Included in these purchase totals were 28 portfolios with an aggregate face value of $101.8 million at a cost of $3.1 million, or 3.04% of face value, net of buybacks, which were acquired through four forward flow contracts. Revenues on portfolios purchased from our top three sellers were $63.4 million and $67.7 million for the years ended December 31, 2006 and 2005, respectively. In addition, in 2003, we purchased one portfolio for $17.3 million (adjusted for buybacks through 2007) that accounted for 2.6% and 5.9% of our revenues in 2006 and 2005, respectively, which we believe will account for a declining percentage of our revenues in 2007 and beyond. Additionally, the Company acquired portfolios as a result of the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million. During the year ended December 31, 2005, we acquired charged-off consumer receivables portfolios with an aggregate face value of $4.1 billion at a cost of $100.8 million, or 2.46% of face value (adjusted for buybacks through 2007). Included in these purchase totals were 35 portfolios with an aggregate face value of $292.5 million at a cost of $10.6 million, or 3.61% of face value (adjusted for buybacks through 2007), which were acquired through four forward contracts. From period to period, we may buy paper of varying age, type and cost. As a result, the costs of our purchases, as a percent of face value, may fluctuate from one period to the next.

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

Salaries and Benefits.  Salary and benefit expenses were $82.3 million for the year ended December 31, 2006, an increase of $6.2 million, or 8.1%, compared to salary and benefit expenses of $76.1 million for the year ended December 31, 2005. Salary and benefit expenses were 24.1% of cash collections during 2006 compared with 23.8%, for the same period in 2005. Salary and benefit expenses increased as a percentage of cash collections due to higher legal salaries expense related to the number of accounts for which legal cash collections were received. In addition, the Company made necessary associate additions to strengthen accounting and finance, information technology, marketing and human resources departments and increased expenses due to the acquisition of PARC on April 28, 2006.

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

Administrative.  Administrative expenses decreased to $8.4 million for the year ended December 31, 2006, from $8.6 million for the year ended December 31, 2005, reflecting a $0.2 million, or 2.4%, decrease. Administrative expenses were 2.5% of cash collections during 2006 compared with 2.7% for the same period in 2005. Administrative expenses decreased as a percentage of cash collections principally due to an accrual for probable property tax assessments of $0.8 million which was recorded during the year ended December 31, 2005. During 2006, we determined that we would not be paying these property taxes and therefore reversed the $0.8 million that was accrued in 2005. In addition, the decrease was partially offset by the shorter vesting period for the non-associate directors annual stock option awards, increased professional service fees as well as higher expenses due to the acquisition of PARC on April 28, 2006. Furthermore, administrative expenses during the year ended December 31, 2005 included secondary offering costs of $0.5 million.

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

Supplemental Performance Data

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis from 2002 through December 31, 2007.

						Total Estimated
				Estimated	Total	Collections as a
Purchase	Number of	Purchase	Cash	Remaining	Estimated	Percentage of
Period	Portfolios	Price(1)	Collections	Collections (2,3,4)	Collections	Purchase Price
	(dollars in thousands)

2002	94	$72,257	$328,037	$9,275	$337,312	467%
2003	76	87,154	362,647	80,820	443,467	509
2004	106	86,559	202,485	95,379	297,864	344
2005	104	100,775	134,550	111,683	246,233	244
2006(5)	154	142,274	134,280	274,688	408,968	287
2007	158	172,406	36,269	333,959	370,228	215

Total	692	$661,425	$1,198,268	$905,804	$2,104,072	318%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	Estimated remaining collections are based on historical cash collections. Please refer to forward-looking statements within Item 1A. Risk Factors on page 15 and Critical Accounting policies on page 45 for further information regarding these estimates.

(3)	Estimated remaining collections were reduced from 120 month collection forecasts from the date of purchase to be equal to the expected lives of the portfolios, which were between 36-60 months as of December 31, 2006. The reduction from the 120 month to 60 month forecasts had an impact of approximately $540.9 million and $437.0 million on remaining cash collections as of December 31, 2007 and 2006, respectively.

(4)	Estimated remaining collections were increased by approximately $58.1 million as of December 31, 2007 as a result of extending certain portfolio lives from 60 to 84 months.

(5)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of December 31, 2007.

			Unamortized	Unamortized
	Unamortized		Balance as a	Balance as a
Purchase	Balance as of	Purchase	Percentage of	Percentage of
Period	December 31, 2007	Price(1)	Purchase Price	Total
	(dollars in thousands)

2002	$1,696	$72,257	2.3%	0.5%
2003	10,971	87,154	12.6	3.2
2004	32,108	86,559	37.1	9.3
2005	50,554	100,775	50.2	14.6
2006(2)	95,916	142,274	67.4	27.7
2007	154,954	172,406	89.9	44.7

Total	$346,199	$661,425	52.3%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the buybacks less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.

The following table summarizes the purchased receivable revenues and amortization rates by year of purchase for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

	Twelve Months Ended December 31, 2007
Year of					Monthly		Net	Zero Basis
Purchase	Collections	Revenue	Amortization Rate		Yield(1)		Impairments	Collections

2002 and prior	$76,116,507	$66,030,879	N/M	%	N/M	%	$162,500	$58,145,357
2003	58,359,295	40,038,020	31.4		16.78		1,535,000	14,016,921
2004	48,093,005	29,760,455	38.1		6.09		8,259,700	3,097,027
2005	50,811,376	23,514,931	53.7		3.00		13,803,000	68,282
2006	101,529,155	69,718,240	31.3		5.11		633,300	6,954,851
2007	36,269,125	16,629,214	54.2		1.18		—	83,875

Totals	$371,178,463	$245,691,739	33.8		5.64		$24,393,500	$82,366,313

	Twelve Months Ended December 31, 2006
Year of			Amortization		Monthly		Net	Zero Basis
Purchase	Collections	Revenue	Rate		Yield(1)		Impairments	Collections

2001 and prior	$50,369,055	$45,192,983	N/M	%	N/M	%	$343,109	$41,534,786
2002	55,373,282	39,264,992	29.1		16.17		1,686,300	11,751,998
2003	79,422,730	56,551,448	28.8		11.67		6,507,800	10,294,932
2004	62,673,029	46,406,190	26.0		6.62		2,258,900	2,448,553
2005	60,280,372	43,653,705	27.6		4.22		6,431,700	79,648
2006	32,751,278	20,623,895	37.0		2.16		664,000	—

Totals	$340,869,746	$251,693,213	26.2		7.30		$17,891,809	$66,109,917

	Twelve Months Ended December 31, 2005
Year of					Monthly		Net	Zero Basis
Purchase	Collections	Revenue	Amortization Rate		Yield(1)		Impairments	Collections

2000 and prior	$26,942,179	$25,611,531	N/M	%	N/M	%	$—	$24,170,168
2001	39,272,047	31,700,791	19.3		29.05		344,500	14,781,699
2002	67,649,100	51,910,572	23.3		12.04		772,500	6,241,666
2003	94,234,492	77,007,240	18.3		10.65		1,714,000	10,242,312
2004	68,354,041	48,807,919	28.6		5.09		8,502,000	656,244
2005	23,458,351	17,157,687	26.9		1.83		10,952,355	—

Totals	$319,910,210	$252,195,740	21.2		7.97		$22,285,355	$56,092,089

(1)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

Account Representative Productivity and Turnover

We measure traditional call center account representative productivity by two major categories, those with less than one year of experience and those with one or more years of experience. The following tables display our results.

Account Representatives by Experience

	For the Year Ended
	December 31,
	2007	2006(3)	2005(3)

Number of account representatives:
One year or more(1)	550	573	510
Less than one year(2)	356	399	540

Total account representatives	906	972	1,050

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives with one or more years of service.

(2)	Based on number of average traditional call center FTE account representatives with less than one year of service, including new associates in training.

(3)	Excludes PARC’s FTE account representatives for periods prior to January 1, 2007.

Overall Account Representative Collection Averages (1)

	For the Year Ended
	December 31,
	2007	2006(2)	2005(2)

Overall collection averages	$193,242	$164,932	$157,661

(1)	Overall collection averages are not available by account representative tenure.

(2)	Excludes PARC’s FTE account representatives for periods prior to January 1, 2007.

Collection averages tend to increase for the collection department as it gains experience. The following table provides annual collection department turnover data for traditional collections for 2007, 2006 and 2005:

Turnover by Experience

	For the Year Ended December 31,
	2007(3)	2006(4)	2005(4)

Collection department turnover:
One year or more(1)	55.8%	44.9%	39.3%
Less than one year(2)	128.9	107.4	117.8
Overall turnover	82.7	69.5	78.8

(1)	Based on number of traditional call center associates within the collection department with one or more years of service.

(2)	Based on number of traditional call center associates within the collection department with less than one year of service, including new associates in training.

(3)	Excluding the turnover in our White Marsh, Maryland office of 45 associates that remained as of August 31, 2007, when the office was sold. The turnover for one year or more, less than one year and overall turnover would be 49.8%, 126.7% and 78.0%, for the year ended December 31, 2007.

(4)	Excludes traditional call center associates within PARC’s collection department for periods prior to January 1, 2007.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.

Historical Collections (1)

Purchase	Purchase	Year Ended December 31,
Period	Price(3)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
		(dollars in thousands)

Pre-1998		$$10,603	$10,066	$8,734	$6,170	$4,544	$3,390	$2,808	$2,612	$2,008	1,586
1998	16,411	4,835	15,220	15,045	12,962	11,021	7,987	5,583	4,653	3,352	2,619
1999	12,924	—	3,761	11,331	10,862	9,750	8,278	6,675	5,022	3,935	2,949
2000	20,592	—	—	8,896	23,444	22,559	20,318	17,196	14,062	10,603	7,410
2001	43,030	—	—	—	17,630	50,327	50,967	45,713	39,865	30,472	21,714
2002	72,257	—	—	—	—	22,339	70,813	72,024	67,649	55,373	39,839
2003	87,154	—	—	—	—	—	36,067	94,564	94,234	79,423	58,359
2004	86,559	—	—	—	—	—	—	23,365	68,354	62,673	48,093
2005	100,775	—	—	—	—	—	—	—	23,459	60,280	50,811
2006(2)	142,274	—	—	—	—	—	—	—	—	32,751	101,529
2007	172,406	—	—	—	—	—	—	—	—	—	36,269

Total		$15,438	$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178

Cumulative Collections (1)

Purchase	Purchase	Total Through December 31,
Period	Price(3)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
		(dollars in thousands)

1998	16,411	4,835	20,055	35,100	48,062	59,083	67,070	72,653	77,306	80,658	83,277
1999	12,924	—	3,761	15,092	25,954	35,704	43,982	50,657	55,679	59,614	62,563
2000	20,592	—	—	8,896	32,340	54,899	75,217	92,413	106,475	117,078	124,488
2001	43,030	—	—	—	17,630	67,957	118,924	164,637	204,502	234,974	256,688
2002	72,257	—	—	—	—	22,339	93,152	165,176	232,825	288,198	328,037
2003	87,154	—	—	—	—	—	36,067	130,631	224,865	304,288	362,647
2004	86,559	—	—	—	—	—	—	23,365	91,719	154,392	202,485
2005	100,775	—	—	—	—	—	—	—	23,459	83,740	134,550
2006(2)	142,274	—	—	—	—	—	—	—	—	32,751	134,280
2007	172,406	—	—	—	—	—	—	—	—	—	36,269

Cumulative Collections as Percentage of Purchase Price (1)

Purchase	Purchase	Total Through December 31,
Period	Price(3)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
		(dollars in thousands)

1998	16,411	29%	122%	214%	293%	360%	409%	443%	471%	491%	507%
1999	12,924	—	29	117	201	276	340	392	431	461	484
2000	20,592	—	—	43	157	267	365	449	517	569	605
2001	43,030	—	—	—	41	158	276	383	475	546	597
2002	72,257	—	—	—	—	31	129	229	322	399	454
2003	87,154	—	—	—	—	—	41	150	258	349	416
2004	86,559	—	—	—	—	—	—	27	106	178	234
2005	100,775	—	—	—	—	—	—	—	23	83	134
2006(2)	142,274	—	—	—	—	—	—	—	—	23	94
2007	172,406	—	—	—	—	—	—	—	—	—	21

(1)	Does not include proceeds from sales of any receivables.

(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.

(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

Below is a chart that illustrates our quarterly collections for years 2003 through 2007.

Cash Collections

Quarter	2003	2004	2005	2006	2007

First	$44,017,730	$65,196,055	$80,397,640	$89,389,858	$95,853,350
Second	51,190,533	67,566,031	84,862,856	89,609,982	95,432,021
Third	48,622,829	66,825,822	78,159,364	80,914,791	90,748,442
Fourth	53,988,333	68,339,797	76,490,350	80,955,115	89,144,650

Total cash collections	$197,819,425	$267,927,705	$319,910,210	$340,869,746	$371,178,463

Below is a table that illustrates the percentages by source of our total cash collections:

	Year Ending December 31,
	2003	2004	2005	2006	2007

Traditional collections	60.7%	57.2%	51.8%	48.1%	46.2%
Legal collections	28.5	31.0	35.8	39.3	39.9
Other collections	10.8	11.8	12.4	12.6	13.9

Total cash collections	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital. During 2007, we had borrowings of $113.0 million against our former credit agreement and new Revolving Credit Facility for the funding of the investment in purchased receivables with repayments of $88.0 million to reduce our outstanding former credit agreement balance, and we had borrowings of $150.0 million on our new Term Loan Facility beginning on June 12, 2007, with repayments of $0.8 million to reduce our outstanding new Term Loan Facility balance. Approximately half of the proceeds of the Term Loan Facility were used to repurchase 4.0 million shares of our common stock for $75.0 million under the recapitalization plan during the second quarter of 2007. The remainder of the borrowing under the Term Loan Facility was for payment of the special one-time cash dividend on July 31, 2007. During the second quarter of 2006, we acquired 100% of the outstanding shares of PARC for $16.2 million.

Borrowings

We entered into a New Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, effective as of June 12, 2007, as part of our overall recapitalization plan. Under the terms of the New Credit Agreement, we have obtained a new five year $100 million Revolving Credit Facility and a new six year $150 million Term Loan Facility (together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at prime or up to 100 basis points over prime depending upon our liquidity, as defined in the New Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month LIBOR contracts at rates between 125 to 225 basis points over the respective LIBOR rates, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The New Credit Agreement is secured by a first priority lien on all of our assets. The New Credit Agreement also contains certain covenants and restrictions that we must comply with, which, as of December 31, 2007 were:

•	Leverage Ratio (as defined) cannot exceed 1.25 to 1.0 at any time on or before December 30, 2008, 1.125 to 1.0 at any time on or after December 31, 2008 and on or before December 30, 2010, or 1.0 to 1.0 at any time thereafter;

•	Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth cannot exceed 3.0 to 1.0 at any time on or before December 30, 2007, 2.5 to 1.0 at any time on or after December 31, 2007 and on or before December 30, 2008, 2.0 to 1.0 at any time on or after December 31, 2008 and on or before December 30, 2009, 1.75 to 1.0 at any time on or after December 31, 2009 and on or before December 30, 2010, or 1.5 to 1.0 at any time thereafter; and

•	Consolidated Tangible Net Worth must equal or exceed $80.0 million plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.

The New Credit Agreement contains a provision that requires us to repay Excess Cash Flow, as defined, to reduce the indebtedness outstanding under our New Credit Agreement. The repayment of our Excess Cash Flow is effective with the issuance of our annual audited consolidated financial statements for fiscal year 2008. The repayment provisions are:

•	50% of the Excess Cash Flow for such fiscal year if the Leverage Ratio was greater than 1.0 to 1.0 as of the end of such fiscal year;

•	25% of the Excess Cash Flow for such fiscal year if the Leverage Ratio was less than or equal to 1.0 to 1.0 but greater than 0.875 to 1.0 as of the end of such fiscal year; or

•	0% if the Leverage Ratio is less than or equal to 0.875 to 1.0 as of the end of such fiscal year.

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

We had $191.3 million principal balance outstanding on our Credit Facilities at December 31, 2007. As described above, the Company has an interest rate swap agreement that hedges a portion of the interest rate expense on the Term Loan Facility.

We were not in compliance with one of the covenants of the New Credit Agreement as of December 31, 2007. We subsequently obtained a temporary compliance waiver from JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein. We, JPMorgan Chase Bank, N.A. and other lenders entered into a First Amendment to Credit Agreement (the “Amendment”), effective March 10, 2008 in respect of the New Credit

Agreement. We believe we are in compliance with all terms of the New Credit Agreement, as amended, as of December 31, 2007.

The Amendment resets two financial covenants and increases the rate of interest we pay on borrowings under the Credit Agreement by 25 basis points (0.25 percent). The two financial covenants reset by the amendment are (1) the leverage ratio, and (2) the ratio of consolidated total liabilities to consolidated tangible net worth. The Amendment also permanently waives the earlier default on the consolidated total liabilities to consolidated tangible net worth covenant. Refer to Note 15, “Subsequent Event” for further information.

Termination of Former Credit Agreement.  On June 12, 2007, the initial funding occurred under the New Credit Agreement and, as a result, our former credit agreement, dated as of September 30, 2002, as amended, with JPMorgan Chase, N.A., as agent, and syndicate of lenders named therein (the “Former Credit Agreement”), which contained a $100 million revolving credit facility, terminated. The Former Credit Agreement was scheduled to expire in May 2008. We incurred no penalties or prepayment premiums in connection with early termination of the Former Credit Agreement.

Cash Flows

The majority of our purchases have been funded with borrowings against our Revolving Credit Facility and with internal cash flow. For the year ended December 31, 2007, we invested $170.8 million in purchased receivables, net of buybacks, while borrowing $263.0 million against our Credit Facilities. The $263.0 million drawn on the Credit Facilities includes $47.0 million of borrowings against our new Revolving Credit Facility as of December 31, 2007 for the funding of the investment purchased receivables. Also included in the $263.0 million borrowings were $150.0 million to fund the recapitalization transactions related to the shares repurchased and special one-time cash dividend. Our cash balance has decreased from $11.3 million at December 31, 2006 to $10.5 million as of December 31, 2007.

Our operating activities provided cash of $51.2 million, $65.8 million and $87.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash provided by operating activities for the years ended December 31, 2007, 2006 and 2005 were generated primarily from net income earned through cash collections.

Investing activities used cash of $70.3 million, $77.3 million and $50.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash used for investing purposes was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal and purchases of property and equipment. Additionally, in 2006 we used $14.7 million to acquire PARC, net of cash acquired.

Financing activities provided cash of $18.3 million for the year ended December 31, 2007 and financing activities used cash of $27.7 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively. Cash provided by financing activities in 2007 was primarily due to borrowings of $263.0 million under our Credit Facilities and Former Credit Agreement to fund the recapitalization transactions and investments in purchased receivables. The cash provided by financing activities was partially offset by $88.8 million repayment on our Former Credit Agreement, new Credit Facilities and capital lease obligations as well as payments of $75.0 million for our repurchase of 4.0 million shares in accordance with the recapitalization plan. Furthermore, our Board of Directors declared a special one-time cash dividend of $2.45 per share, or $74.9 million in aggregate, which was paid on July 31, 2007 to holders of record on July 19, 2007. Also, we exercised our right to buy shares from our former associates for $15.00 per share, or $2.0 million. Cash used by financing activities in 2006 was primarily due to the $40.2 million repurchase of 2.5 million shares in accordance with the stock repurchase program, which was a considerable portion of the $40.5 million repurchase of 2.5 million shares, as well as the $4.4 million repayment of PARC’s loan balances on the date of acquisition, which was partially offset by $17.0 million of borrowings against the Former Credit Agreement to fund the investment in purchased receivables. Cash used by financing activities in 2005 was primarily due to repayments on capital lease obligations.

We believe that cash generated from operations combined with borrowing available under our Credit Facilities, will be sufficient to fund our operations for the next twelve months, although no assurance can be given in this regard. In the future, if we need additional capital for investment in purchased receivables, working capital or to grow our business or acquire other businesses, we may seek to sell additional equity or debt securities or we may seek to increase the availability under our Revolving Credit Facility.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2007:

	Year Ending December 31,
	2008(3)	2009	2010	2011	2012	Thereafter

Capital lease obligations(1)	$18,634	$—	$—	$—	$—	$—
Operating lease obligations(1)	5,587,187	5,038,857	4,078,223	3,824,311	3,511,471	10,852,626
Purchased receivables(2)	33,390,380	—	—	—	—	—
Revolving credit(3)	—	—	—	—	42,000,000	—
Term loan(4)	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000	141,750,000

Total	$40,496,201	$6,538,857	$5,578,223	$5,324,311	$47,011,471	$152,602,626

(1)	Future minimum lease payments under capital lease obligations and operating lease obligations have been reduced by the amount of our restructuring activities that relates to the leased equipment or facilities.

(2)	During 2007, we renewed three forward flow contracts, entered into six new forward flow contracts as well as maintained two on-going forward flow contracts that commit us to purchase receivables for a fixed percentage of the face amount of the receivables. Nine forward flow contracts have terms beyond December 31, 2007 with the last contract expiring in December 2008. Nine forward flow contracts have estimated monthly purchases of approximately $4.1 million, depending upon circumstances, and the other two on-going forward flow contracts have estimated monthly purchases of approximately $11,900 over the next twelve months.

(3)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the New Credit Agreement.

(4)	To the extent that a balance is outstanding on our term loan facility, it would be due in June 2013.

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

We adopted the provisions of SOP 03-3 in January 2005 and apply SOP 03-3 to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend previously followed guidance, the Accounting Standards Executive Committee Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans”, for consistent treatment and apply prospectively to purchased receivables acquired before January 1, 2005. We purchase pools of homogenous accounts receivable and record each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are generally considered to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. We therefore aggregate most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

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

Recently Issued Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our consolidated statements of financial position, income or cash flows.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 requires all subsequent changes in fair value for that instrument be reported in earnings. The provisions of SFAS No. 159 apply only to entities that elect the fair value option; however, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 is effective for the Company January 1, 2008; however, we have elected not to adopt the provisions of SFAS No. 159.

SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited, thus the provisions of these pronouncements will be effective for us in fiscal year 2009. We have not completed our analysis of the potential impact of SFAS 141(R) and SFAS 160 on our consolidated statements of financial position, income or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. We may periodically enter into interest rate swap agreements to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Former Credit Agreement and our New Credit Facilities were $191.3 million, $17.0 million and $0.0 million as of December 31, 2007, 2006 and 2005, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125 million. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25 million. The outstanding unhedged borrowings on our New Credit Facilities were $66.3 million for the year ended December 31, 2007, consisting of $42.0 million outstanding on the Revolving Credit Facility and $24.3 million outstanding on the term loan facility. Interest rates on unhedged borrowings may be based on the Prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates, interest expense would have increased approximately $1.1 million for the year ended December 31, 2007 and less than $0.1 million for each of the years ended December 31, 2006 and 2005, respectively. The estimated increase in interest expense assumes no changes in the volume or composition of the debt.

The hedged borrowings on our New Credit Facilities were $125.0 million at December 31, 2007. For the quarter ended December 31, 2007, the swap was determined to be effective in hedging against fluctuations in the fair value of the underlying debt. If the swap rate increased by 200 basis points over the remaining term of the swap, the value of the swap asset would have been $3.2 million. Conversely, if the swap rate decreased by 200 basis points over the remaining term of the swap, the value of the swap liability would have increased by approximately $7.5 million to $10.6 million. As of December 31, 2007, the Company does not have any fair value hedges.

Interest rate fluctuations do not have a material impact on interest income.

Item 8.	Financial Statements and Supplementary Data

The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section of this Annual Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

We have no information to report that is required by Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to cause material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Refer to the Report of Management on Internal Control Over Financial Reporting located on page F-2 of the separate financial section of this Annual Report which is incorporated herein by reference.

Ernst & Young, LLP, the independent registered public accounting firm that audited the financial statements contained herein, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007. Refer to the Report of Independent Registered Public Accounting Firm — Internal Control located on page F-3 of the separate financial section of this Annual Report and is incorporated herein by reference.

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company has adopted a code of business conduct applicable to all directors, officers and associates, and which complies with the definition of a “code of ethics” set forth in Section 406(c) of the Sarbanes-Oxley Act of 2002 and the requirement of a “code of ethics” prescribed by Rule 4350(n) of The NASDAQ Marketplace Rules. The code of business conduct is accessible at no charge on the Company’s website at www.assetacceptance.com. In the event we make any amendment to, or grant any waiver of, a provision of our code of business conduct that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on our website.

The other information required by Item 10 is included in the Proxy Statement for the 2008 Annual Meeting of Stockholders of the Company to be held May 21, 2008 which will be filed with the Securities and Exchange Commission (the “Proxy Statement”) and is incorporated herein by reference. Information about our Executive Officers is set forth in Part I. Supplemental Item, under the caption “Executive Officers of the Company”.

Item 11.	Executive Compensation

The information required by Item 11 is included in the Proxy Statement for the 2008 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by Item 12 is included in the Proxy Statement for the 2008 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

The following table contains information about our securities that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2007:

Number of Securities
Remaining Available
	Number of		For Future Issuance
	Securities to be		Under Equity
	Issued upon		Compensation Plans
	Exercise of	Weighted Average	(Excluding
	Outstanding	Exercise Price of	Outstanding Options,
	Options, Warrants	Outstanding Options,	Warrants And
Plan Category	and Rights	Warrants and Rights	Rights)

Equity compensation plans approved by stockholders	991,324	$13.17	2,693,676

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included in the Proxy Statement for the 2008 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accounting Fees And Services

The information required by Item 14 is included in the Proxy Statement for the 2008 Annual Meeting of Stockholders of the Company, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statements Schedules

(a) The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements on page F-1 of the separate financial section of this Annual Report, which is incorporated herein by reference.

(b) The following exhibits are filed as a part of this Annual Report.

The following exhibits were previously filed unless otherwise indicated.

Exhibit
Number	Description

2.1	Asset Contribution and Securities Purchase Agreement among Asset Acceptance Holdings, LLC, AAC Holding Corp., Consumer Credit Corp., their respective shareholders and AAC Investors, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
2.2	Share Exchange Agreement dated October 24, 2003, among Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and the other parties thereto. (Incorporated by reference to Exhibit 2.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
3.1	Amended and Restated Certificate of Incorporation of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
3.2	Amended and Restated Bylaws of Asset Acceptance Capital Corp. as of July 25, 2007 (Incorporated by reference to Exhibit 3.1 filed with Current Report on Form 8-K filed on July 31, 2007)
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.1	Form of Amended and Restated Registration Rights Agreement among Asset Acceptance Capital Corp. and its stockholders. (Incorporated by reference to Exhibit 10.3 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.2	Asset Acceptance Holdings, LLC Year 2002 Share Appreciation Rights Plan effective as of September 30, 2002. (Incorporated by reference to Exhibit 10.4 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.3	Form of Share Appreciation Rights Agreement used in connection with grants under the Asset Acceptance Holdings, LLC Year 2002 Share Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.5 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.4	Form of 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.5	Lease dated November 17, 2000 between Brooklyn Heights Business Park Limited and Asset Acceptance Corp. for the property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio, as amended. (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.6	Second Amendment to Lease Agreement (for property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio). (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987), originally filed on October 24, 2003)
10.7	Lease Agreement dated April 25, 2003 between Northpoint Atrium Limited Partnership and Asset Acceptance, LLC for the property located at 10500 Heritage Street, San Antonio, Texas. (Incorporated by reference to Exhibit 10.14 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.8	Lease Agreement dated July 25, 2003 between Orsett/ Piedmont Limited Liability Company and Asset Acceptance, LLC for the property located at 9801 South 51st Street, Phoenix, Arizona. (Incorporated by reference to Exhibit 10.15 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

Exhibit
Number	Description

10.9	Business Lease dated August 25, 2003 between First Industrial Development Services, Inc. and Asset Acceptance, LLC for the property located in Hillsborough County, Florida, as amended by First Amendment to Lease dated December 29, 2003. (Incorporated by reference to Exhibit 10.16 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.10	Lease Agreement dated October 31, 2003 by and between Van Dyke Office LLC and Asset Acceptance, LLC for the property located at 28405 Van Dyke Avenue, Warren, Michigan. (Incorporated by reference to Exhibit 10.17 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.11	First Amendment to Lease Agreement and Second Amendment to Lease Agreement (for property located at 28405 Van Dyke Avenue, Warren, Michigan). (Incorporated by reference to Exhibit 10.29 filed with Asset Acceptance Capital Corp. Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-123178))
10.12	Third Amendment to Lease Agreement for property located 28405 Van Dyke (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Quarterly Report No. 000-50552))
10.13	Fourth Amendment to Lease Agreement for property located at 28405 Van Dyke (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (Quarterly Report No. 000-50552))
10.14	Lease Agreement dated April 25, 2005 between 55 E. Jackson LLC and Asset Acceptance, LLC for the property located at 55 E. Jackson Boulevard, Chicago, Illinois 60604 (Incorporated by reference to Exhibit 10.30 filed with Asset Acceptance Capital Corp. Annual report on Form 10-K for the period ended December 31, 2005 (Annual Report No. 000-50552))
10.15	Employment Agreement dated September 30, 2002, between Nathaniel F. Bradley IV and Asset Acceptance Holdings, LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.19 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.16	Second Amendment To Employment Agreement, dated December 23, 2005, between Nathaniel F. Bradley IV and Asset Acceptance Holdings, LLC (Incorporated by reference to Exhibit 10.27 filed with Asset Acceptance Capital Corp. Annual report on Form 10-K for the period ended December 31, 2005 originally filed on February 27, 2006)
10.17	Employment Agreement dated September 30, 2002, between Mark A. Redman and Asset Acceptance Holdings, LLC and the form of Amendment No. 1 thereto. (Incorporated by reference to Exhibit 10.20 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.18	Second Amendment To Employment Agreement, dated December 23, 2005, between Mark A. Redman and Asset Acceptance Holdings, LLC (Incorporated by reference to Exhibit 10.28 filed with Asset Acceptance Capital Corp. Annual report on Form 10-K for the period ended December 31, 2005 originally filed on February 27, 2006)
10.19	Agreement between Ontario Systems Corporation and Lee Acceptance Corp. dated June 26, 1992, as amended. (Incorporated by reference to Exhibit 10.22 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))
10.20	Third Amendment To Credit Agreement, dated as of January 30, 2004 by and among Asset Acceptance, LLC, Financial Credit, LLC, CFC Financial, LLC, and Consumer Credit, LLC, and Med-Fi Acceptance, LLC, Bank One, NA, Standard Federal Bank, NA, National City Bank Of Michigan/ Illinois, Fifth Third Bank, Eastern Michigan, and Comerica Bank (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.21	Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.22	Guaranty Agreement, dated as of January 30, 2004 by Asset Acceptance Holdings, LLC (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

Exhibit
Number		Description

10.23		Guaranty Agreement, dated as of January 30, 2004 by RBR Holding Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.24		Guaranty Agreement, dated as of January 30, 2004 by AAC Investors, Inc. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)
10.25		Fourth Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.23 previously filed with our Current Report on Form 8-K originally filed on December 30, 2004)
10.26		Joinder Agreement, dated as of August 14, 2006 by and among Asset Acceptance, LLC, Consumer Credit, LLC, Rx Acquisitions, LLC, Premium Asset Recovery Corporation and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on November 11, 2006)
10.27		Stock Purchase Agreement between Asset Acceptance Holdings, LLC and the Shareholders of Premium Asset Recovery Corporation (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q, originally filed on November 11, 2006)
10.28		2006 Amendment to Form of 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.33 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 5, 2007)
10.29		2007 Annual Incentive Compensation Plan for Management (Incorporated by reference to Exhibit 10.1 included with Current Report on Form 8-K filed on February 16, 2007)
10.30		Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K filed on August 20, 2007)
10.31		Form of Restricted Stock Unit Award Agreement (Performance Based) (Incorporated by reference to Exhibit 10.2 with Current Report on Form 8-K filed on August 20, 2007)
10.32		Stock Repurchase Agreement dated as of May 8, 2007, among Asset Acceptance Capital Corp., AAC Quad-C Investors LLC, Nathaniel F. Bradley IV and Mark A. Redman (Incorporated by reference to Exhibit 99(D)(2) included with Asset Acceptance Capital Corp.’s Schedule TO as filed on May 9, 2007)
10.33		Amendment to the 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 included with Current Report on Form 8-K filed on May 29, 2007)
10.34		Credit Agreement dated June 5, 2007, between Asset Acceptance Capital Corp. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 included with Current Report on Form 8-K filed on June 5, 2007)
10.35		2004 Stock Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q, originally filed on November 9, 2007)
10.36		2007 Annual Incentive Compensation Plan for Management (as amended and restated) (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q, originally filed on November 9, 2007)
10.37		Employment Agreement dated as of July 20, 2007, as amended by Amendment No. 1, dated October 18, 2007, between Asset Acceptance, LLC and Rion B. Needs (Incorporated by reference to Exhibit 10.3 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q, originally filed on November 9, 2007)
10.38		Employment Agreement dated as of October 1, 2007, between Asset Acceptance, LLC and Deborah L. Everly (Incorporated by reference to Exhibit 10.4 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q, originally filed on November 9, 2007)
10.39		First Amendment to the Credit Agreement dated June 5, 2007, between Asset Acceptance Capital Corp. and JPMorgan Chase Bank, N.A. and other lenders (Incorporated by reference to Exhibit 10.1 included in Current Report on Form 8-K filed on March 11, 2008)
21	.1*	Subsidiaries of Asset Acceptance Capital Corp.
31	.1*	Certification of Chief Executive Officer dated March 10, 2008 relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

Exhibit
Number		Description

31	.2*	Certification of Chief Financial Officer dated March 10, 2008, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated March 10, 2008, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2008.

ASSET ACCEPTANCE CAPITAL CORP.

By:	/s/ NATHANIEL F. BRADLEY IV
Nathaniel F. Bradley IV,
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 12, 2008.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2007 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007, based on the COSO criteria. Ernst & Young LLP, an independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2007. That report is included herein.

Asset Acceptance Capital Corp.

/s/  Nathaniel F. Bradley IV
Chairman, President and Chief Executive Officer
March 10, 2008

/s/  Mark A. Redman
Senior Vice President and Chief Financial Officer
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Asset Acceptance Capital Corp.

We have audited Asset Acceptance Capital Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Asset Acceptance Capital Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Asset Acceptance Capital Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Asset Acceptance Capital Corp. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 of Asset Acceptance Capital Corp. and our report dated March 10, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Asset Acceptance Capital Corp.

We have audited the accompanying consolidated statements of financial position of Asset Acceptance Capital Corp. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asset Acceptance Capital Corp. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Asset Acceptance Capital Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
March 10, 2008

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	December 31,	December 31,
	2007	2006

ASSETS
Cash	$10,474,479	$11,307,451
Purchased receivables, net	346,198,900	300,840,508
Property and equipment, net	11,006,658	12,708,611
Goodwill and other intangible assets	17,464,688	18,340,282
Income taxes receivable	3,424,788	3,235,426
Other assets	6,083,211	4,150,544

Total assets	$394,652,724	$350,582,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$3,377,068	$3,666,042
Accrued liabilities	17,423,378	13,026,622
Notes payable	191,250,000	17,000,000
Deferred tax liability, net	60,164,784	60,632,218
Capital lease obligations	18,242	79,821

Total liabilities	272,233,472	94,404,703

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,119,597 and 37,225,275 at December 31, 2007 and 2006, respectively	331,196	372,253
Additional paid in capital	145,610,742	161,841,103
Retained earnings	19,465,118	134,244,500
Accumulated other comprehensive loss, net of tax	(2,012,127)	—
Common stock in treasury; at cost, 2,551,556 and 2,505,160 shares at December 31, 2007 and 2006, respectively	(40,975,677)	(40,279,737)

Total stockholders’ equity	122,419,252	256,178,119

Total liabilities and stockholders’ equity	$394,652,724	$350,582,822

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Income

	For the Years Ended December 31,
	2007	2006	2005

Revenues
Purchased receivable revenues, net	$245,691,739	$251,693,213	$252,195,740
Gain (loss) on sale of purchased receivables	839,824	2,953,607	(25,982)
Other revenues, net	1,466,620	225,946	514,109

Total revenues	247,998,183	254,872,766	252,683,867

Expenses
Salaries and benefits	82,916,662	82,273,658	76,107,311
Collections expense	99,386,744	79,367,568	73,974,369
Occupancy	9,138,443	8,967,026	8,352,320
Administrative	10,529,482	8,375,981	8,581,389
Restructuring charges	906,497	—	—
Depreciation and amortization	4,274,932	4,179,206	3,339,146
Loss on disposal of equipment and other assets	136,832	22,699	32,088
Impairment of intangible assets	266,667	—	—

Total operating expenses	207,556,259	183,186,138	170,386,623

Income from operations	40,441,924	71,686,628	82,297,244
Other income (expense)
Interest income	470,694	2,034,733	1,142,888
Interest expense	(8,145,456)	(645,694)	(567,377)
Other	151,154	(12,090)	51,085

Income before income taxes	32,918,316	73,063,577	82,923,840
Income taxes	12,511,803	27,545,579	31,657,021

Net income	$20,406,513	$45,517,998	$51,266,819

Weighted average number of shares:
Basic	32,516,866	36,589,408	37,225,275
Diluted	32,604,100	36,620,577	37,270,297
Earnings per common share outstanding:
Basic	$0.63	$1.24	$1.38
Diluted	$0.63	$1.24	$1.38
Dividends per common share	$2.45	$—	$—

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

						Accumulated
				Additional		Other	Common	Total
	Number of	Common	Comprehensive	Paid in	Retained	Comprehensive	Stock in	Stockholders’
	Shares	Stock	Income	Capital	Earnings	Loss, net of tax	Treasury	Equity

Balance at December 31, 2004	37,225,275	$372,253		$159,348,233	$37,459,683	$—	$—	$197,180,169
Comprehensive income
Net income	—	—	$51,266,819	—	51,266,819	—	—	51,266,819

Other comprehensive income, net of tax
Comprehensive income	—	—	$51,266,819	—	—	—	—	—

Compensation expense under share-based compensation plan	—	—		1,013,366	—	—	—	1,013,366

Balance at December 31, 2005	37,225,275	$372,253		$160,361,599	$88,726,502	$—	$—	$249,460,354
Comprehensive income
Net income	—	—	$45,517,998	—	45,517,998	—	—	45,517,998

Other comprehensive income, net of tax
Comprehensive income	—	—	$45,517,998	—	—	—	—	—

Repurchases of common stock	—	—		—	—	—	(40,504,737)	(40,504,737)
Issuance of treasury shares	—	—		58,350	—	—	225,000	283,350
Compensation expense under share-based compensation plan	—	—		1,421,154	—	—	—	1,421,154

Balance at December 31, 2006	37,225,275	$372,253		$161,841,103	$134,244,500	—	$(40,279,737)	$256,178,119
Comprehensive income
Net income	—	—	$20,406,513	—	20,406,513	—	—	20,406,513

Other comprehensive income, net of tax
Unrealized loss on cash flow hedge	—		(2,012,127)			(2,012,127)		(2,012,127)

Comprehensive income	—		$18,394,386

Repurchases of common stock, retired	(4,130,792)	(41,308)		(17,688,878)	(60,294,195)	—	—	(78,024,381)
Repurchases of treasury shares	—	—		—	—	—	(695,940)	(695,940)
Issuance of common stock	25,114	251		(251)	—	—
Compensation expense under share-based compensation plan	—	—		1,458,768	—	—	—	1,458,768
Cash dividends paid	—	—		—	(74,891,700)	—	—	(74,891,700)

Balance at December 31, 2007	33,119,597	$331,196		$145,610,742	$19,465,118	$(2,012,127)	$(40,975,677)	$122,419,252

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities
Net income	$20,406,513	$45,517,998	$51,266,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,274,932	4,179,206	3,339,146
Deferred income taxes	646,442	136,730	17,336,838
Share-based compensation expense	1,458,768	1,421,154	1,013,366
Net impairment of purchased receivables	24,393,500	17,891,809	22,285,355
Non-cash revenue	(756,671)	(1,136,906)	(6,745,221)
Loss on disposal of equipment and other assets	136,832	22,699	32,088
(Gain) loss on sale of purchased receivables	(839,824)	(2,953,607)	25,982
Impairment of intangible asset	266,667	—	—
Changes in assets and liabilities, net of effects from purchase of PARC in 2006:
Increase in accounts payable and other liabilities	981,779	1,177,058	817,674
Decrease (increase) in other assets	382,429	3,723,798	(3,226,166)
Increase (decrease) in income taxes payable	(189,362)	(4,140,814)	1,068,679

Net cash provided by operating activities	51,162,005	65,839,125	87,214,560

Cash flows from investing activities
Proceeds from the sale of purchased receivables	842,594	3,370,252	(29,776)
Investment in purchased receivables, net of buybacks	(170,847,886)	(133,149,151)	(100,221,771)
Principal collected on purchased receivables	101,849,895	72,421,630	52,174,335
Purchase of property and equipment	(2,377,522)	(5,408,237)	(2,662,269)
Proceeds from sale of property and equipment	276,638	157,497	—
Purchase of investment securities	—	(14,935,000)	—
Proceeds from sale of investment securities	—	14,935,000	—
Payment for purchase of PARC, net of cash acquired	—	(14,675,912)	—

Net cash used in investing activities	(70,256,281)	(77,283,921)	(50,739,481)

Cash flows from financing activities
Borrowings under notes payable	263,000,000	17,000,000	13,500,000
Repayment of notes payable	(88,750,000)	—	(13,500,000)
Payment of credit facility charges	(2,315,096)	—	—
Proceeds received for treasury shares	—	283,350	—
Repurchase of common stock	(78,720,321)	(40,504,737)	—
Repayment of capital lease obligations	(61,579)	(131,920)	(160,724)
Repayment of bank and other secured debt assumed from PARC	—	(4,413,380)	—
Cash dividend paid	(74,891,700)	—	—

Net cash provided by (used in) financing activities	18,261,304	(27,766,687)	(160,724)

Net (decrease) increase in cash	(832,972)	(39,211,483)	36,314,355
Cash at beginning of period	11,307,451	50,518,934	14,204,579

Cash at end of period	$10,474,479	$11,307,451	$50,518,934

Supplemental disclosure of cash flow information
Cash paid for interest	$6,647,856	$321,238	$344,267
Cash paid for income taxes	$12,176,983	$31,482,195	$11,801,891
Non-cash investing and financing activities:
Capital lease obligations incurred	$—	$24,797	$93,483
Changes in fair value of swap liability	$3,126,003	$—	$—
Changes in unrealized loss on cash flow hedge	$(2,012,127)	$—	$—
Assumption of liabilities in conjunction with purchase of PARC:
Fair value of assets acquired less cash acquired	$—	$20,311,217	$—
Cash paid for capital stock less cash acquired	—	(14,675,912)	—

Net liabilities assumed	$—	$5,635,305	$—

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

Reporting Entity

On April 28, 2006, the Company purchased 100% of the outstanding shares of Premium Asset Recovery Corporation and its wholly-owned subsidiary, Outcoll Services, Inc (“PARC”). As a result, the consolidated financial statements include the accounts of Asset Acceptance Capital Corp. consisting of direct and indirect subsidiaries AAC Investors, Inc., RBR Holding Corp., Asset Acceptance Holdings, LLC, Asset Acceptance, LLC, Rx Acquisitions, LLC, Consumer Credit, LLC and PARC (since the date of acquisition). All significant intercompany balances and transactions have been eliminated in consolidation. The Company currently has two operating segments, one for purchased receivables and one for finance contract receivables. The finance contract receivables operating segment is not material and therefore is not disclosed separately from the purchased receivables segment.

Cash

The Company maintains cash balances with high quality financial institutions. Management periodically evaluates the creditworthiness of such institutions. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Purchased Receivables Portfolios and Revenue Recognition

Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and typically have been subject to previous collection efforts. The Company acquires the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (generally more than 90%) from their face values and are initially recorded at the Company’s cost to acquire the portfolio which equals fair value at the acquisition date. Financing for the purchases is primarily provided by the Company’s cash generated from operations and the Company’s Revolving Credit Facility.

The Company accounts for its investment in purchased receivables using the guidance provided by the Accounting Standards Executive Committee Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). The provisions of SOP 03-3 were adopted by the Company effective January 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend previously followed guidance, the Accounting Standards Executive Committee Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans”, for consistent treatment and apply prospectively to purchased receivables acquired before January 1, 2005. The Company purchases pools of homogenous accounts receivable and records each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are generally considered to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. The Company therefore aggregates

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. The actual life of each pool may vary, but a pool will generally amortize in approximately 36 to 84 months depending on the expected collection period for each static pool. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical trends to determine whether it is performing as expected. This comparison is used to determine future estimated cash flows. If the revised cash flow estimates are significantly greater than the original estimates, the IRR is increased prospectively to reflect revised estimates of cash flows over the remaining life of the static pool. If the revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

The cost recovery method prescribed by SOP 03-3 is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had a yield assigned to them, where the amount or timing of cash flows cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until cash collections exceed the cost of the portfolio. As of December 31, 2007, the Company had 51 unamortized pools on the cost recovery method, including all healthcare pools, with an aggregate carrying value of $26.9 million or about 7.8% of the total carrying value of all purchased receivables. The Company had 22 unamortized pools on the cost recovery method with an aggregate carrying value of $7.2 million, or about 2.4% of the total carrying value of all purchased receivables as of December 31, 2006.

The agreements to purchase receivables typically include general representations and warranties from the sellers covering account holder death, bankruptcy, fraud and settled or paid accounts prior to sale. The representation and warranty period permits the return of certain accounts from the Company back to the seller. The general time frame to return accounts is within 90 to 240 days from the date of purchase agreement. Proceeds from returns, also referred to as buybacks, are applied against the carrying value of the static pool.

Periodically, the Company will sell, on a non-recourse basis, all or a portion of a pool to third parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and carrying value, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of SFAS 125”, as amended. The agreements to sell receivables typically include general representations and warranties. Any accounts returned to the Company under these representations and warranties, and during the negotiated time frame, are netted against any “gains on sale of purchased receivables” or if they exceed the total reported gains for the period as a “loss on sale of purchased receivables”, which would be accrued for if material to the consolidated financial statements.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in purchased receivables portfolios for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006

Beginning balance	$300,840,508	$248,990,772
Investment in purchased receivables, net of buybacks	170,847,886	133,149,151
Investment in purchased receivables acquired from PARC on April 28, 2006	—	8,293,763
Cost of sale of purchased receivables, net of returns	(2,770)	(416,645)
Cash collections	(371,178,463)	(340,869,746)
Purchased receivable revenues	245,691,739	251,693,213

Ending balance	$346,198,900	$300,840,508

During the year ended December 31, 2007, the Company refined its model for collections forecasting on its purchased receivables portfolios. In addition, the Company extended the expected lives of many purchased receivables portfolios other than healthcare portfolios acquired in 2003 and later to 84 months, from 60 months. Cash collections may continue beyond 84 months; however, these amounts cannot be reasonably predicted. The revised collection forecasts and extension of collection lives were a change in accounting estimate in accordance with SFAS No. 154. The revised collection forecasts and extension of portfolio lives contributed to a net impairment of $14.8 million for the year ended December 31, 2007. Yields on certain portfolios were adjusted upwards as a result of the extension of portfolio lives, however this adjustment did not have a material impact on revenue for the year ended December 31, 2007. The impact of the net impairment was to decrease income from operations by $0.9 million and $14.8 million, net income by $0.6 million and $9.2 million and both basic and fully diluted earnings per share for the three and twelve months ended December 31, 2007 by $0.02 and $0.28, respectively.

Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of the purchased receivables. Changes in accretable yield for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007(1)	2006

Beginning balance	$958,629,284	$848,545,458
Adjustment to reduce estimated collections from 120 months to their estimated collection lives, generally 60 months	(540,938,970)	(437,017,078)

Revised beginning balance	417,690,314	411,528,380
Revenue recognized on purchased receivables	(245,691,739)	(251,693,213)
Additions due to purchases during the period	210,391,421	188,476,898
Reclassifications from nonaccretable yield	177,215,075	69,378,249

Ending balance(2)	$559,605,071	$417,690,314

(1)	Reclassifications from nonaccretable yield include increases from revised collection forecasts of approximately $124.4 million and increases attributable to extending certain portfolio lives from 60 to 84 months of $58.1 million.

(2)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Please refer to forward-looking statements within Item 1A. Risk Factors on page 15 and Critical Accounting Policies on page 45 for further information regarding these estimates.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash collections for the years ended December 31, 2007, 2006 and 2005 include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of revenue from fully amortized pools are as follows:

	Year Ended December 31,
	2007	2006	2005

Revenue from fully amortized pools:
Amortizing before the end of their expected life	$21,361,765	$21,075,498	$28,801,081
Amortizing after their expected life	55,578,004	40,257,875	22,906,015
Accounted under the cost recovery method	5,426,544	4,776,544	4,384,993

Total revenue from fully amortized pools	$82,366,313	$66,109,917	$56,092,089

Changes in purchased receivables portfolios under the cost recovery method for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006

Portfolios under the cost recovery method:
Beginning balance	$7,246,315	$1,479,708
Addition of portfolios(1)	32,853,806	10,256,659
Buybacks, impairments and resales adjustments	(981,747)	(3,301,469)
Cash collections on all portfolios under the cost recovery method until fully amortized	(12,127,272)	(1,188,583)

Ending balance	$26,991,102	$7,246,315

(1)	The addition of portfolios during the year ended December 31, 2007 includes the first quarter of 2005 aggregate and healthcare portfolios not previously on the cost recovery method. The first quarter of 2005 aggregate and healthcare portfolios were $12.0 million and $8.4 million of the carrying value of purchased receivables as of December 31, 2007. In addition, the first quarter of 2005 aggregate and healthcare portfolios had $2.5 million and $4.5 million of cash collections subsequent to being placed under the cost recovery method for the year ended December 31, 2007.

During the years ended December 31, 2007, 2006 and 2005, the Company recorded net impairments of $24.4 million, $17.9 million and $22.3 million related to its purchased receivables and valuation allowance for purchased receivables. The net impairments charge reduced revenue and the valuation allowance for purchased receivables reduced the carrying value of the purchased receivables portfolios. Changes in the allowance for receivable losses for the year ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005

Beginning balance	$39,714,055	$22,285,355	$—
Impairments	25,939,000	21,017,509	23,877,355
Reversal of impairments	(1,545,500)	(3,125,700)	(1,592,000)
Deductions(1)	(2,015,800)	(463,109)	—

Ending balance	$62,091,755	$39,714,055	$22,285,355

(1)	Deductions represent impairments on fully amortized purchased receivables portfolios that were written-off and cannot be reversed.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finance Contract Receivables

Finance contract revenues, which are recognized based on the effective yield method, were $731,120, $(1,047,946) and $514,109 for the twelve months ended December 31, 2007, 2006 and 2005, respectively. Unearned discounts on finance contract receivables were approximately $430,000 and $390,000 at December 31, 2007 and 2006, respectively. The fair value of finance contract receivables does not materially differ from their book value of $1,027,257 and $1,505,671 at December 31, 2007 and 2006, respectively. An allowance for doubtful accounts is established for estimated losses on accounts based on historical losses. The allowance for doubtful accounts, which is netted against finance contract receivables on the consolidated statements of financial position, was $250,611 and $617,000 at December 31, 2007 and 2006, respectively.

Seasonality

Collections within portfolios tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenue recognized is relatively level due to the application of the provisions prescribed by SOP 03-3. In addition, the Company’s operating results may be affected to a lesser extent by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and loading these receivables into the Company’s systems. Consequently, income and margins may fluctuate from quarter to quarter.

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross cash collections paid to the third parties as a component of collection expense. The percent of gross cash collections from such third party relationships were 26.8%, 24.2% and 22.8% for the years ended December 31, 2007, 2006 and 2005, respectively.

Derivative Financial Instruments

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the swap counterparty to assess the counterparty’s ability to honor its obligation.

Based on the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted, the Company records derivative financial instruments at fair value. The fair value of all derivatives is reported at prevailing market rates within accrued liabilities in the accompanying consolidated statements of financial position.

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates for fixed rates under its Term Loan Facility (refer to Note 4, “Notes Payable”), equal to three-month LIBOR. At inception and for the first year, the notional amount of the swap is $125 million. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25 million. This swap agreement expires on September 13, 2012.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income in the consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in earnings. For year ended December 31, 2007, the ineffective portion of the change in fair value of the derivative recorded in earnings was $4,935. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of December 31, 2007, the Company does not have any fair value hedges.

The primary derivative contract, which qualifies as a cash flow hedge, has been recorded as a swap liability with a fair value of $3,126,003 and as an adjustment to other comprehensive loss, net of tax, of $2,012,127 at December 31, 2007.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for repairs and maintenance are charged to operations as incurred. The Company records depreciation expense on a straight-line basis with lives ranging from three to ten years. Depreciation expense was $3,666,005, $3,646,439 and $3,141,140 for the years ended December 31, 2007, 2006 and 2005, respectively.

Accrued Liabilities

As of December 31, 2007 and 2006, the total of accrued liabilities was $17,423,378 and $13,026,622, respectively. The details of the balances are identified in the following table.

	December 31,	December 31,
	2007	2006

Accrued payroll, benefits and bonuses	$7,271,593	$8,408,194
Deferred rent	3,754,365	2,858,418
Accrued general and administrative expenses	2,003,463	1,394,762
Fair value of derivative instruments	3,126,003	—
Accrued interest expenses	974,900	103,323
Other accrued expenses	293,054	261,925

Total accrued liabilities	$17,423,378	$13,026,622

Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The Company recognizes expense for defense costs when incurred.

Concentrations of Risk

For the years ended December 31, 2007 and 2006, the Company invested 33.4% and 57.9%, respectively, of its purchased receivables from its top three sellers. The top three sellers were the same in both of the twelve month periods presented. In addition, revenues on portfolios purchased from our top three sellers were $70.1 million, $63.4 million and $67.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Interest Expense

Interest expense included interest on the Company’s Credit Facilities, unused facility fees and amortization of capitalized bank fees.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation”, using the modified prospective application. The adoption of SFAS 123(R) requires all stock-based compensation awards granted to associates to be recognized in the consolidated financial statements at fair value, similar to that prescribed under SFAS 123. Prior to January 1, 2006, the Company recognized all stock-based compensation awards granted to associates under SFAS 123.

Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding. Diluted weighted average shares outstanding at December 31, 2007 and 2006, respectively, included 87,234 and 31,169 dilutive shares related to outstanding stock options. There were 485,849 and 221,749 outstanding options that were not included within the diluted weighted-average shares as their option price exceeded the market price of the Company’s stock at December 31, 2007 and 2006, respectively. See Note 2, “Recapitalization” for a discussion of the Company’s recapitalization transaction that commenced during the quarter ended June 30, 2007.

Goodwill and Other Intangible Assets

Other intangible assets with finite lives arising from business combinations are amortized over their estimated useful lives, ranging from five to seven years, using the straight-line and double-declining methods with a combined weighted-average amortization period of 4.91 years. As prescribed by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and trademark and trade names with indefinite lives are not amortized. The Company aggregates its reportable units for goodwill impairment assessment as the reporting units are economically similar. Goodwill and other intangible assets are reviewed annually to assess recoverability or more frequently if impairment indicators are present, in accordance with SFAS 142. Indefinite lived intangible assets are reviewed at least annually for impairment, in accordance with SFAS 142. Impairment charges are recorded for intangible assets when the estimated fair value is less than the carrying value of that asset. During the fourth quarter of 2007, one associate was released from his non-compete and employment agreements, which led to a $0.3 million impairment recorded in “Impairment of intangible assets” for the net carrying value of the non-compete agreement.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and other intangible assets, with indefinite lives that are not amortized, consisted of the following:

	December 31,	December 31,
	2007	2006

Goodwill	$14,323,071	$14,323,071
Trademark and trade names	1,980,000	1,980,000

Total goodwill and other intangible assets	$16,303,071	$16,303,071

Other intangible assets, having original estimated useful lives ranging from five to seven years consisted of the following:

	December 31,	December 31,
	2007	2006

Non-compete agreements	$1,060,000	$1,460,000
Customer contracts and relationships	830,000	830,000
Other intangible assets	840,000	1,147,500

Total other intangible assets	2,730,000	3,437,500
Less accumulated amortization	(1,568,383)	(1,400,289)

Net other intangible assets	$1,161,617	$2,037,211

The accumulated amortization is netted against other intangible assets, which is included in “Goodwill and other intangible assets” in the consolidated statements of financial position. Amortization expense was $608,927, $532,767 and $198,006 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for intangible assets subject to amortization at December 31, 2007 is as follows:

Year	Expense

2008	$345,692
2009	304,395
2010	273,459
2011	140,126
2012	73,459
Thereafter	24,486

Totals	$1,161,617

Comprehensive Income

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. The Company’s only component of comprehensive income other than net income is the change in unrealized gain or loss on derivatives qualifying as cash flow hedges, net of income taxes. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the accompanying consolidated balance sheets as accumulated other comprehensive loss, net of income taxes.

Fair Value of Financial Instruments

The fair value of financial instruments is estimated using available market information and other valuation methods.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Recently Issued Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated statements of financial position, income or cash flows.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 requires all subsequent changes in fair value for that instrument be reported in earnings. The provisions of SFAS No. 159 apply only to entities that elect the fair value option; however, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 is effective for the Company January 1, 2008; however, the Company has elected not to adopt the provisions of SFAS No. 159.

SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited, thus the provisions of these pronouncements will be effective for the Company in fiscal year 2009. The Company has not completed its analysis of the potential impact of SFAS 141(R) and SFAS 160 on its consolidated statements of financial position, income or cash flows.

2.	Recapitalization

On April 24, 2007, the Company announced a recapitalization plan (the “Recapitalization Plan”) to return approximately $150.0 million to the Company’s shareholders. Pursuant to the Recapitalization Plan, on June 12, 2007, the Company completed a modified “Dutch auction” tender offer, resulting in the repurchase of 2.0 million of the Company’s common shares for an aggregate purchase price of $37.2 million, or $18.75 per share.

On June 28, 2007, under a repurchase agreement announced on April 24, 2007, the Company purchased shares from (i) its largest shareholder, (ii) its Chairman, President and Chief Executive Officer, and (iii) its Senior Vice President and Chief Financial Officer. These shareholders elected not to tender any shares in the tender offer and the repurchase agreement allowed them to maintain their pro rata beneficial ownership interest in the Company after

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

giving effect to the tender offer and purchases under the repurchase agreement. The Company repurchased 2.0 million common shares from these shareholders for an aggregate price of $37.8 million, or $18.75 per share.

On June 18, 2007, the Company’s Board of Directors declared a special one-time cash dividend of $2.45 per share, or $74.9 million in aggregate, which was paid on July 31, 2007 to holders of record on July 19, 2007.

In order to fund these transactions, the Company obtained a $150.0 million term loan through a New Credit Agreement aggregating $250.0 million, which was funded on June 12, 2007, and terminated its Former Credit Agreement. Refer to Note 4, “Notes Payable” for further information about the New Credit Facilities and repayment of the Former Credit Agreement.

As a result of the payment of the special one-time cash dividend, the Company adjusted the number of deferred stock units outstanding under the Company’s 2004 stock incentive plan, as amended, and also changed the exercise price and number of outstanding stock options issued under the 2004 stock incentive plan, as amended, in order to avoid dilution to holders of the deferred stock units and outstanding stock options. Refer to Note 9, “Share-Based Compensation” for further information.

During the year ended December 31, 2007, the Company incurred approximately $0.2 million of interest expense related to the write-off of deferred financing fees associated with extinguished debt. In connection with the New Credit Agreement, the Company paid approximately $2.3 million in fees, which were recorded as a deferred financing cost and included in other assets in the consolidated statements of financial position. In addition, the Company incurred approximately $1.1 million in transaction costs associated with the Dutch auction tender offer and recorded these costs as a reduction in stockholders’ equity.

3.	Derivative Financial Instruments and Risk Management

Risk Management

The Company is exposed to market risk from changes in interest rates. Periodically we will enter into interest rate swap agreements to reduce the risk of unfavorable movements in interest rates.

Derivative Financial Instruments

Pursuant to the New Credit Agreement, dated June 5, 2007, during September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable interest rates equal to three-month LIBOR for fixed interest rates, on the notional amount of $125 million. At inception and for the first year, the notional amount of the swap is $125 million. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25 million. This swap agreement expires on September 13, 2012. The Company may enter into additional swap agreements from time to time to hedge a minimum of one quarter of the outstanding balance of the term loan as required in the New Credit Agreement.

For the year ended December 31, 2007, the swap was determined to be effective in hedging against fluctuations in the fair value of the underlying debt. The periodic payments, as a result of changes in interest rates, are recognized as an adjustment to the interest expense related to the debt. The corresponding payable or receivable is included in “Other assets” or “Accrued liabilities” in the consolidated statements of financial position. The change in fair value has been recorded as an adjustment to the swap liability with a fair value of $3,126,003 and as an adjustment to other comprehensive loss, net of income taxes, of $2,012,127 at December 31, 2007.

4.	Notes Payable

The Company entered into the New Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, effective as of June 12, 2007, as part of the Recapitalization Plan discussed in Note 2, “Recapitalization”. Under the terms of the New Credit Agreement, the Company has obtained a five year $100 million Revolving Credit Facility and a six year $150 million Term Loan Facility and, together with

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Revolving Credit Facility, the “Credit Facilities”. The Credit Facilities bear interest at prime or up to 100 basis points over prime depending upon the Company’s liquidity, as defined in the New Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month LIBOR contracts at rates between 125 to 225 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The New Credit Agreement is secured by a first priority lien on all of the Company’s assets. The New Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of December 31, 2007 were:

•	Leverage Ratio (as defined) cannot exceed 1.25 to 1.0 at any time on or before December 30, 2008, 1.125 to 1.0 at any time on or after December 31, 2008 and on or before December 30, 2010, or 1.0 to 1.0 at any time thereafter;

•	Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth cannot exceed 3.0 to 1.0 at any time on or before December 30, 2007, 2.5 to 1.0 at any time on or after December 31, 2007 and on or before December 30, 2008, 2.0 to 1.0 at any time on or after December 31, 2008 and on or before December 30, 2009, 1.75 to 1.0 at any time on or after December 31, 2009 and on or before December 30, 2010, or 1.5 to 1.0 at any time thereafter; and

•	Consolidated Tangible Net Worth must equal or exceed $80.0 million plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.

The New Credit Agreement contains a provision that requires the Company to repay Excess Cash Flow, as defined, to reduce the indebtedness outstanding under its New Credit Agreement. The repayment of the Company’s Excess Cash Flow is effective with the issuance of our annual audited consolidated financial statements for fiscal year 2008. The repayment provisions are:

•	50% of the Excess Cash Flow for such fiscal year if the Leverage Ratio was greater than 1.0 to 1.0 as of the end of such fiscal year;

•	25% of the Excess Cash Flow for such fiscal year if the Leverage Ratio was less than or equal to 1.0 to 1.0 but greater than 0.875 to 1.0 as of the end of such fiscal year; or

•	0% if the Leverage Ratio is less than or equal to 0.875 to 1.0 as of the end of such fiscal year.

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

The Company had $191.3 million and $17.0 million principal balance outstanding on its new Credit Facilities and Former Credit Agreement at December 31, 2007 and 2006, respectively, of which $149.3 million was part of the new Term Loan Facility at December 31, 2007 and $42.0 million was part of the new Revolving Credit Facility. The Term Loan Facility requires quarterly repayments totaling $1.5 million annually until March 2013 with the remaining balance due in June 2013. The weighted average interest rates on the amount outstanding at December 31, 2007 and 2006 were 7.18% and 8.25%, respectively.

The Company was not in compliance with one of the covenants of the New Credit Agreement as of December 31, 2007. The Company subsequently obtained a temporary compliance waiver from JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein. The Company, JPMorgan Chase

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank, N.A. and other lenders entered into a First Amendment to Credit Agreement (the “Amendment”), effective March 10, 2008 in respect of the New Credit Agreement. The Company believes it is in compliance with all terms of the New Credit Agreement, as amended, as of December 31, 2007.

The Amendment resets two financial covenants and increases the rate of interest the Company pays on borrowings under the Credit Agreement by 25 basis points (0.25 percent). The two financial covenants reset by the amendment are (1) the leverage ratio, and (2) the ratio of consolidated total liabilities to consolidated tangible net worth. The Amendment also permanently waives the earlier default on the consolidated total liabilities to consolidated tangible net worth covenant. Refer to Note 15, “Subsequent Event” for further information.

Termination of Former Credit Agreement.  On June 12, 2007, the initial funding occurred under the New Credit Agreement and, as a result, the Company’s Former Credit Agreement, dated as of September 30, 2002, as amended, with JPMorgan Chase, N.A., as agent, and syndicate of lenders named therein, which contained a $100 million revolving credit facility, terminated. The Former Credit Agreement was scheduled to expire in May 2008. The Company incurred no penalties or prepayment premiums in connection with early termination of the Former Credit Agreement. Under the terms of the Former Credit Agreement, the Company paid interest at prime or 25 basis points over prime depending upon the Company’s liquidity, as defined in the Former Credit Agreement. Alternately, at the Company’s discretion, it could have borrowed by entering into one, two or three-month LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s Former Credit Agreement included an accordion loan feature that allowed it to request a $20.0 million increase in the credit facility.

5.	Property and Equipment

Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	December 31,	December 31,
	2007	2006

Computers and software	$12,838,395	$12,343,711
Furniture and fixtures	10,074,927	10,001,986
Leasehold improvements	2,156,864	2,051,391
Equipment under capital lease	133,063	321,783
Automobiles	51,709	47,404

Total property and equipment, cost	25,254,958	24,766,275
Less accumulated depreciation	(14,248,300)	(12,057,664)

Net property and equipment	$11,006,658	$12,708,611

6.	Acquisition of PARC

On April 28, 2006, the Company completed a stock purchase agreement with PARC. Under the terms of the agreement, the Company acquired 100% of the outstanding shares of PARC for $16.2 million. In addition, the Company entered into four non-compete agreements and two employment agreements with key individuals. One associate was released from his non-compete and employment agreements during 2007, refer to Note 1, “Summary of Significant Accounting Policies” under section “Goodwill and Other Intangible Assets” for further information. From the date of acquisition, the results of operations from PARC have been included in the Company’s consolidated financial statements.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is an allocation of the purchase price to the assets acquired and liabilities assumed of PARC:

Assets acquired:
Cash	$1,568,688
Investments in purchased receivables	8,293,763
Non-compete agreements	1,400,000
Customer relationships and contracts	830,000
Trademark and trade name	1,980,000
Other assets	1,223,957
Goodwill	7,983,497
Liabilities assumed:
Bank and other secured debt	(4,413,380)
Other liabilities	(2,621,925)

Total purchase price including acquisition costs	16,244,600
Less: cash acquired	(1,568,688)

Total cash paid for capital stock, less cash acquired	$14,675,912

PARC, based in Deerfield Beach, FL, purchases and collects charged-off consumer healthcare debt.

7.	Associate Benefits

The Company maintains a defined contribution profit sharing plan with 401(k) features for substantially all associates. Associates may contribute up to the annual maximum amount determined by the Internal Revenue Service ($15,500 for 2007) to the plan each year. Effective January 1, 2007, the Company amended its plan to provide a match for each eligible participant’s salary deferrals. The Company matched 100% on the first 3% contributed by each participant’s salary deferrals and matched 50% on the next 3% contributed by each participant’s salary deferrals. The Company’s match was contributed each pay period for 2007. The Company contributed a “safe harbor” contribution, as defined by the Internal Revenue Service, of 3% of each eligible participant’s compensation, as defined, to the plan for 2006 and 2005. The Company’s related expense was $1,868,280, $1,277,087 and $1,163,154 for the years ended December 31, 2007, 2006 and 2005, respectively. The unpaid contribution was $118,548 and $1,279,413 as of December 31, 2007 and 2006, respectively. The unpaid contribution is included in accrued liabilities in the consolidated statements of financial position.

The Company is self-insured for health and prescription drug benefits. Amounts charged to expense for health and prescription drug benefits, related administration and stop-loss insurance premiums were $7,850,823, $6,986,404 and $6,272,915 for the years ended December 31, 2007, 2006 and 2005, respectively, and was based on actual and estimated claims incurred. Accrued liabilities on the consolidated statements of financial position include $701,000 and $650,000 for estimated health and drug benefits incurred but not paid for as of December 31, 2007 and 2006, respectively.

8.	Restructuring Charges

The Company recognizes costs associated with exit or disposal activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Examples of costs covered by SFAS 146 include associate termination benefits, contract termination costs and other costs to consolidate or close facilities and relocate associates.

In order to eliminate excess office capacity and to increase efficiency, on March 1, 2007, the Company announced plans to close its White Marsh, Maryland and Wixom, Michigan offices during 2007. In conjunction

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with these office closures, the Company incurred $0.9 million in restructuring charges. Restructuring charges include one-time associate termination benefits of $0.3 million, contract termination costs of $0.5 million for the remaining lease payments on the Wixom, Michigan office and other exit costs of $0.1 million. On August 31, 2007, the Company concluded the sale of the White Marsh, Maryland office, which included the sale of tangible assets located in the office and intangible assets associated with the office. These sale proceeds of $0.3 million are included in pre-tax loss on disposal of equipment.

The Company recorded restructuring charges of $906,497 for the twelve months ended December 31, 2007 as follows:

Twelve Months
Ended
December 31, 2007

Contract termination costs	$470,975
One-time termination benefits	361,021
Other exit costs	74,501

Total restructuring charges	$906,497

These expenses are included in “restructuring charges” in the consolidated statements of operations.

9.	Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation”, using the modified prospective application. The adoption of SFAS 123(R) requires all stock-based compensation awards granted to associates to be recognized in the consolidated financial statements at fair value, similar to that prescribed under SFAS 123. Adoption of the SFAS 123(R) provisions did not have a material impact on the Company’s consolidated statements of financial position, income or cash flows.

The Company adopted a stock incentive plan, as amended, (the “Stock Incentive Plan”) during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company has reserved 3,700,000 shares of common stock, in addition to treasury shares, for issuance in conjunction with all options and other stock-based awards to be granted under the plan. The purpose of the plan is (1) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (2) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

The Company amended its Stock Incentive Plan in May 2007 to expand an anti-dilution provision of the plan. The additional compensation expense resulting from the amendment to the Stock Incentive Plan for the year ended December 31, 2007 was $526,757.

As discussed in Note 2, “Recapitalization” the Company commenced a recapitalization transaction, including declaration of a special one-time cash dividend, in the quarter ended June 30, 2007. The payment of the special one-time cash dividend resulted in an increase in the number of deferred stock units outstanding and a change to the exercise price and number of outstanding stock options under the anti-dilution provisions of the stock incentive plan. The methodology used to adjust the awards was consistent with Internal Revenue Code Section 409A and 424 and the proposed regulations promulgated thereunder, compliance with which was necessary to avoid adverse tax issues for the holders of awards. Such methodology also results in the fair value of the adjusted awards post-

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend to be equal to that of the unadjusted awards pre-dividend, with the result that there is no additional compensation expense in accordance with accounting for modifications to awards under SFAS 123(R).

Based on historical experience, the Company used an annual forfeiture rate of 15% for associate grants. Grants made to non-associate directors were assumed to have no forfeiture rates associated with them due to immediate vesting of grants to this group.

The Company’s share-based compensation arrangements are described below.

Stock Options

Effective January 1, 2006, the Company began utilizing the Whaley Quadratic approximation model, an intrinsic value method, to calculate the fair value of the stock awards on the date of grant using the assumptions noted in the following table. The fair value of the stock option awards calculated by the Whaley Quadratic approximation model is not significantly different from the Black-Scholes model utilized before 2006. The Whaley Quadratic model was developed to estimate the fair value of traded options, which have different characteristics than associate stock options. In addition, changes to the subjective input assumptions can result in materially different fair market value estimates. With regard to the Company’s assumptions stated below, the expected volatility is based on the historical volatility of the Company’s stock and management’s estimate of the volatility over the contractual term of the options. The expected term of the option is based on management’s estimate of the period of time for which the options are expected to be outstanding. The risk-free rate is derived from the five-year U.S. Treasury yield curve on the date of grant.

Options issue year:	2007	2006	2005

Expected volatility	45.30%-46.92%	46.00%	46.00%
Expected dividends	0.00%	0.00%	0.00%
Expected term	5 Years	5 Years	5 Years
Risk-free rate	3.42%-4.98%	4.55%-5.02%	3.82%-4.39%

As of December 31, 2007, the Company had options outstanding for 691,599 shares of its common stock under the stock incentive plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. The options granted to key associates generally vest between one and five years from the grant date whereas the options granted to non-associate directors generally vest immediately. The fair values of the stock options are expensed on a straight-line basis over the vesting period. The related expense for the year ended December 31, 2007 includes $1,086,378 in administrative expenses for non-associate directors and $195,078 in salaries and benefits for associates. Included in this expense is $476,266 in administrative expenses and $50,491 in salaries and benefits relating to the 2007 amendment to the Stock Incentive Plan. The related expense for the year ended December 31, 2006 includes $1,237,760 in administrative expenses for non-associate directors and $63,479 in salaries and benefits for associates. The related expense for the year ended December 31, 2005 includes $702,973 in administrative expenses for non-associate directors. The total tax benefit recognized in the consolidated statements of income was $486,953, $486,663 and $376,972 for the years ended

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, 2006 and 2005, respectively. The following summarizes all stock option related transactions from January 1, 2007 through December 31, 2007:

			Weighted-Average
			Remaining
	Options	Weighted-Average	Contractual Term	Aggregate Intrinsic
	Outstanding	Exercise Price	(in years)	Value

January 1, 2007(1)	380,451	$16.32
Granted(1)	313,648	11.24
Exercised	—	—
Forfeited or expired	(2,500)	9.28

Outstanding at December 31, 2007	691,599	14.03	8.39	$232,498

Exercisable at December 31, 2007	428,434	$16.34	7.71	$—

(1)	The options outstanding and weighted-average exercise price were adjusted upon payment of the special one-time cash dividend on July 31, 2007 under the anti-dilution provisions of the stock incentive plan.

The weighted-average fair value of the options granted during the years ended December 31, 2007, 2006 and 2005 was $4.94, $6.78 and $5.77, (as adjusted for the special one-time cash dividend paid on July 31, 2007) respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was $30,000.

As of December 31, 2007, there was $1,194,420 of total unrecognized compensation expense related to nonvested stock options granted under the Stock Incentive Plan. The total unrecognized compensation expense is comprised of $1,024,936 for options expected to vest and $169,484 for options not expected to vest. The unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 3.57 years.

Cash received from options exercised during the year ended December 31, 2006 was $283,350 and the actual tax benefit realized for the tax deductions was $11,220 for the year ended December 31, 2006. No options were exercised during 2007 and 2005.

Deferred Stock Units

As of December 31, 2007, the Company had granted 8,965 deferred stock units (“DSUs”) of its common stock to non-associate directors under the Stock Incentive Plan. Each DSU is equivalent to one share of common stock of the Company and settles when the participant ceases to be a non-associate director or upon the occurrence of certain other events. The value of each DSU is equal to the market price of the Company’s stock at the date of grant. DSUs granted to non-associate directors vest immediately.

The fair value of the DSUs granted during the year ended December 31, 2007 was expensed immediately to correspond with the vesting schedule. The related expense for the year ended December 31, 2007 includes $120,533 in administrative expenses. There were no DSUs granted or outstanding during the years ended December 31, 2006 and 2005, respectively.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes all DSU related transactions from January 1, 2007 through December 31, 2007.

		Weighted-Average
		Grant-Date
	DSUs	Fair Value

January 1, 2007	—	$—
Granted(1)	8,965	13.44

Balance at December 31, 2007	8,965	$13.44

(1)	The DSUs outstanding and weighted-average grant-date fair values were adjusted to reflect the impact of the special one-time cash dividend paid on July 31, 2007.

As of December 31, 2007, there was no unrecognized compensation expense related nonvested share-based compensation arrangement granted with DSUs.

Restricted Shares and Restricted Share Units

As of December 31, 2007, the Company had granted 290,760 restricted shares of its common stock and restricted share units (restricted shares and restricted share units are referred to as “RSUs”) with each unit being the equivalent of one share of common stock of the Company to key associates under the Stock Incentive Plan. The value of the RSUs is equal to the market price of the Company’s stock at the date of grant. The RSUs generally vest over two to four years based upon service or performance conditions.

The fair value of the RSUs is expensed on a straight-line basis over the vesting period based on the number of RSUs that are expected to vest. For RSUs with performance conditions, if goals are not expected to be met, the compensation expense previously recognized is reversed. The related amount for the year ended December 31, 2007 includes $56,779 in salaries and benefits. The related expense for the year ended December 31, 2006 includes $119,916 in salaries and benefits. There was no related expense for the year ended December 31, 2005.

The following summarizes all nonvested RSU related transactions from January 1, 2007 through December 31, 2007.

		Weighted-Average
		Grant-Date
Nonvested RSUs	RSUs	Fair Value

Nonvested at January 1, 2007	25,114	$20.89
Granted(1)	265,646	10.20

Nonvested at December 31, 2007	290,760	$11.12

(1)	The RSUs outstanding and weighted-average grant-date fair values were not adjusted to reflect the impact of the special one-time cash dividend paid on July 31, 2007, because they were granted after the special one-time cash dividend was paid.

As of December 31, 2007, there was $3,057,540 of total unrecognized compensation expense related to the nonvested RSUs. The total unrecognized compensation expense is comprised of $2,015,479 for RSUs expected to vest and $1,042,061 for shares not expected to vest. The unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 3.28 years. There were no RSUs vested as of December 31, 2007 and 2006.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Litigation Contingencies

The Company is involved in certain legal matters that management considers incidental to its business. Management has evaluated pending and threatened litigation against the Company as of December 31, 2007 and does not believe exposure to be material.

11.	Long-Term Commitments

Leases

The Company has several operating leases outstanding which are primarily for office space. Total rent expense related to operating leases were $7,406,696, $7,334,989 and $6,881,313 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following is a schedule of future minimum lease payments under operating leases as of December 31, 2007:

Operating
Leases

Years ending December 31:
2008	$5,587,187
2009	5,038,857
2010	4,078,223
2011	3,824,311
2012	3,511,471
2013 and thereafter	10,852,626

Total minimum lease payments	$32,892,675

Employment Agreements

The Company has five employment agreements with certain members of management. Such agreements call for the payment of base compensation and certain benefits. The Company renewed its employment agreements, under the evergreen provision, with Nathaniel F. Bradley IV, our Chairman, President and Chief Executive Officer and Mark A. Redman, Senior Vice President and Chief Financial Officer, with their employment agreements expiring at December 31, 2008. In addition, the Company entered into employment agreements with Deborah L. Everly, Senior Vice President and Chief Acquisitions Officer and Rion B. Needs, Senior Vice President and Chief Operations Officer. Two of the five employment agreements will automatically renew on their respective expiration dates for one year periods unless the executive or the Company terminates the employment agreement in writing. The agreements also include confidentiality and non-compete provisions.

Registration Rights Agreement

In April 2005, the Company completed a secondary public offering of 5.8 million shares of its common stock. All of these shares were sold by selling stockholders, which included members of management and other holders, and none of the shares were sold by the Company. The selling stockholders received all of the net proceeds from the sale of the shares. Pursuant to the registration rights agreement between the Company and certain of the selling stockholders, the Company paid approximately $0.5 million of costs related to the secondary offering. In addition, the selling stockholders collectively retain the right to request three additional registrations of specified shares under the registration rights agreement, in which case the Company will be required to bear applicable offering expenses in the quarter in which any future offering occurs.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Estimated Fair Value of Financial Instruments

The accompanying financial statements include estimated fair value information as of December 31, 2007 and 2006, as required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

Purchased Receivables

The Company records purchased receivables at cost, which is discounted from the contractual receivable balance. The ending balance of the purchased receivables is reduced as cash is received based upon the guidance of PB 6 and SOP 03-3. The carrying value of receivables was $346,198,900 and $300,840,508 at December 31, 2007 and 2006, respectively. The Company computed the fair value of these receivables using its forecasting model and the fair value approximated the carrying value at both December 31, 2007 and 2006.

Interest Rate Swap Agreement

The estimated fair value of the interest rate swap agreement represents the amount the Company would receive or pay to terminate or otherwise settle the contracts at the balance sheet date, taking into consideration current unearned gains and losses on open contracts.

Credit Facilities and Former Credit Agreement

The Company’s Credit Facilities and Former Credit Agreement had carrying amounts of $191,250,000 and $17,000,000 as of December 31, 2007 and 2006, respectively. The Company computed the approximate fair value of the Credit Facilities to be $158,652,946 as of December 31, 2007. As of December 31, 2006, the carrying amount of the Former Credit Agreement approximated fair value.

13.	Income Taxes

The Company recorded an income tax provision of $12.5 million, $27.5 million and $31.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The provision for income tax expense reflects an effective income tax rate of 38.0%, 37.7% and 38.2% for the years ended December 31, 2007, 2006 and 2005, respectively.

Effective January 1, 2007, the Company adopted SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance regarding subsequent derecognition of a tax position, classification, interest and penalties, accounting in interim periods, disclosure, and transition method. The Company did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48.

Unrecognized
Tax Benefits

Balance at December 31, 2006	$—
Increases in positions taken in prior years	600,000
Increase in positions taken in current year	178,663
Decreases in positions due to settlements with tax authorities	—
Decreases in positions as a result of a lapse in the statute of limitations	—

Balance at December 31, 2007	$778,663

As of December 31, 2007, the Company had unrecognized tax benefits of $0.5 million that, if recognized, would impact the Company’s effective tax rate. It is expected that the amount of unrecognized tax benefits will

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in the next twelve months; however the Company does not expect the change to have a significant impact on the results of operations or financial position of the Company.

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

The components of income tax expense from operations are set forth below:

	Year Ended December 31,
	2007	2006	2005

Income taxes consist of:
Federal actual	$10,884,146	$25,483,469	$12,538,136
State actual	981,320	1,925,380	1,782,047
Federal deferred	626,079	338,836	16,557,716
State deferred — net	20,258	(202,106)	779,122

Total	$12,511,803	$27,545,579	$31,657,021

Tax expense differs from the application of statutory rates to pretax income. The reconciliation of income tax expense and the statutory rates is set forth below:

	Year Ended December 31,
	2007	2006	2005

Federal taxes at statutory rate	$11,595,084	$25,550,425	$29,027,349
Other adjustments	(1,787)	214,130	339,362
State income taxes, net of federal tax benefit	918,506	1,781,024	2,290,310

Effective income taxes	$12,511,803	$27,545,579	$31,657,021

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences that gave rise to the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2007	2006

Deferred tax asset:
Accrued expenses	$1,865,604	$1,721,060
Tax effect of comprehensive income	1,113,876	—
Stock options	1,557,726	899,056
Charge-off adjustment	608,854	230,758
Intangible assets	308,585	9,617
Other	585,490	91,511

Total	6,040,135	2,952,002

Deferred tax liability:
Purchased receivables revenue recognition	62,721,827	60,599,473
Property and equipment	1,513,840	1,459,541
Transaction costs	851,318	717,049
Special tax basis adjustment	616,506	480,201
Prepaid expenses	185,762	220,338
Other	315,666	107,618

Total	66,204,919	63,584,220

Net deferred tax liability	$60,164,784	$60,632,218

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Selected Quarterly Operating Results (unaudited)

The following tables set forth a summary of the Company’s consolidated results on a quarterly basis for the years ended December 31, 2007 and 2006. The information for each of these quarters is unaudited and, in the Company’s opinion, has been prepared on a basis consistent with the Company’s audited consolidated financial statements appearing elsewhere in this Annual Report. This information includes all adjustments, consisting only of normal recurring adjustments the Company considered necessary for a fair presentation of this information when read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this Annual Report. Results of operations for any quarter are not necessarily indicative of the results for a full year or any future periods.

Quarterly Financial Data

	Quarter
	First	Second	Third	Fourth
	(in thousands except per share data)

2007
Total revenues	$67,306	$65,866	$52,587	$62,239
Total operating expenses	51,303	51,665	52,175	52,413
Income from operations	16,003	14,201	412	9,826
Net income (loss)	9,851	8,279	(1,675)	3,952
Weighted average shares:
Basic	34,719	34,280	30,568	30,568
Diluted	34,726	34,294	30,568	30,770
Earnings per common share outstanding:
Basic	$0.28	$0.24	$(0.05)	$0.13
Diluted	$0.28	$0.24	$(0.05)	$0.13

	Quarter
	First	Second	Third	Fourth
	(in thousands except per share data)

2006
Total revenues	$67,381	$66,781	$59,170	$61,541
Total operating expenses	47,555	47,217	42,922	45,492
Income from operations	19,826	19,564	16,248	16,049
Net income	12,590	12,419	10,701	9,808
Weighted average shares:
Basic	37,213	37,216	36,858	35,091
Diluted	37,243	37,256	36,892	35,125
Earnings per common share outstanding:
Basic	$0.34	$0.33	$0.29	$0.28
Diluted	$0.34	$0.33	$0.29	$0.28

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Changes in Valuation Allowance for Purchased Receivables

	Quarter
	First	Second	Third	Fourth

2007
Beginning balance	$39,714,055	$43,825,155	$48,415,655	$62,256,655
Impairments	4,714,000	5,320,000	14,216,000	1,689,000
Reversal of impairments	(240,900)	(176,900)	(375,000)	(752,700)
Deductions(1)	(362,000)	(552,600)	—	(1,101,200)

Ending balance	$43,825,155	$48,415,655	$62,256,655	$62,091,755

(1)	Deductions represent impairments on fully amortized purchased receivables portfolios that were written-off and cannot be reversed.

	Quarter
	First	Second	Third	Fourth

2006
Beginning balance	$22,285,355	$24,979,355	$30,407,355	$36,640,955
Impairments	3,295,000	6,900,000	6,867,300	3,955,209
Reversal of impairments	(601,000)	(1,442,500)	(587,600)	(494,600)
Deductions(2)	—	(29,500)	(46,100)	(387,509)

Ending balance	$24,979,355	$30,407,355	$36,640,955	$39,714,055

(1)	Deductions represent impairments on fully amortized purchased receivables portfolios that were written-off and cannot be reversed.

15.	Subsequent Event

The Company determined that, as of December 31, 2007, it was in violation of one of the financial covenants under its New Credit Agreement, dated as of June 5, 2007, with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and a syndication of lenders (the “Lenders”), related to the ratio of consolidated total liabilities to consolidated tangible net worth.

This consolidated total liabilities to consolidated tangible net worth covenant required a ratio of consolidated total liabilities to consolidated tangible net worth not greater than (a) 3.0:1.0 through December 30, 2007; (b) 2.5:1.0 on or after December 31, 2007 through December 30, 2008, (c) 2.0:1.0 on or after December 31, 2008 through December 30, 2009, (d) 1.75:1.0 on or after December 31, 2009 through December 30, 2010, and (e) 1.5:1.0 thereafter. At December 31, 2007, the ratio was 2.65, slightly higher than the permitted 2.5.

On February 21, 2008, the Company obtained a temporary waiver from the Administrative Agent and Lenders under the New Credit Agreement with respect to the noncompliance through March 17, 2008, provided that the ratio of consolidated total liabilities to consolidated tangible net worth does not exceed 3.0 to 1.0 during this period. On March 10, 2008, the Company, the Administrative Agent and other lenders entered into a First Amendment to Credit Agreement (the “Amendment”), effective March 10, 2008 in respect of the New Credit Agreement. The Company believes it is in compliance with all terms of the New Credit Agreement, as amended, as of December 31, 2007.

The Amendment resets two financial covenants and increases the rate of interest the Company pays on borrowings under the Credit Agreement by 25 basis points (0.25 percent). The two financial covenants reset by the amendment are (1) the leverage ratio, and (2) the ratio of consolidated total liabilities to consolidated tangible net

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

worth. The Amendment also permanently waives the earlier default on the consolidated total liabilities to consolidated tangible net worth covenant.

Set forth below are the amended financial covenants:

•	Leverage Ratio (as defined) cannot exceed (i) 1.25 to 1.0 at any time on or before June 29, 2009, (ii) 1.125 to 1.0 at any time on or after June 30, 2009 and on or before December 30, 2010 or (iii) 1.0 to 1.0 at any time thereafter;

•	Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth cannot exceed (i) 3.0 to 1.0 at any time on or before September 29, 2008, (ii) 2.75 to 1.0 at any time on or after September 30, 2008 and on or before December 30, 2008, (iii) 2.5 to 1.0 at any time on or after December 31, 2008 and on or before December 30, 2009, (iv) 2.25 to 1.0 at any time on or after December 31, 2009 and on or before December 30, 2010, (v) 2.0 to 1.0 at any time on or after December 31, 2010 and on or before December 30, 2011 or (vi) 1.5 to 1.0 to any time thereafter.