Form 10-Q
period 2008-03-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2008-05-01
CIK 1264707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes ☑           No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
As of April 21, 2008, 30,568,041 shares of the Registrant’s common stock were outstanding.

ASSET ACCEPTANCE CAPITAL CORP.
Quarterly Report on Form 10-Q

		Page
PART I — Financial Information
Item 1.	Consolidated Financial Statements (unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	35
PART II — Other Information
Item 1.	Legal Proceedings	35
Item 6.	Exhibits	35
Signatures		36
Exhibits:	10.1 First Amendment to Credit Agreement dated as of June 5, 2007, between Asset Acceptance Capital Corp. and JPMorgan Chase Bank, N.A. and other lenders
	10.2 2008 Annual Incentive Compensation Plan for Management (Portions of this document have been omitted pursuant to a request for confidential treatment)
	31.1 Rule 13a-14(a) Certification of Chief Executive Officer
	31.2 Rule 13a-14(a) Certification of Chief Financial Officer
	32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
2008 Annual Incentive Compensation Plan
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification
Quarterly Report on Form 10-Q
This Form 10-Q and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Financial Position

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash	$12,753,915	$10,474,479
Purchased receivables, net	330,127,109	346,198,900
Income taxes receivable	823,300	3,424,788
Property and equipment, net	12,478,908	11,006,658
Goodwill and other intangible assets	16,932,614	17,464,688
Other assets	6,116,672	6,083,211

Total assets	$379,232,518	$394,652,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,678,460	$3,377,068
Accrued liabilities	23,925,493	17,423,378
Notes payable	163,875,000	191,250,000
Deferred tax liability, net	60,474,878	60,164,784
Capital lease obligations	9,186	18,242

Total liabilities	251,963,017	272,233,472

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,119,597 at March 31, 2008 and December 31, 2007, respectively	331,196	331,196
Additional paid in capital	145,857,175	145,610,742
Retained earnings	26,242,942	19,465,118
Accumulated other comprehensive loss, net of tax	(4,186,135)	(2,012,127)
Common stock in treasury; at cost, 2,551,556 shares at March 31, 2008 and December 31, 2007, respectively	(40,975,677)	(40,975,677)

Total stockholders’ equity	127,269,501	122,419,252

Total liabilities and stockholders’ equity	$379,232,518	$394,652,724

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues
Purchased receivable revenues, net	$63,722,688	$66,782,034
Gain on sale of purchased receivables	159,105	—
Other revenues, net	472,937	523,993

Total revenues	64,354,730	67,306,027

Expenses
Salaries and benefits	21,930,965	22,448,455
Collections expense	22,096,681	23,069,940
Occupancy	1,927,488	2,339,385
Administrative	2,668,152	2,213,356
Restructuring charges	—	148,111
Depreciation and amortization	1,027,804	1,088,892
Impairment of intangible assets	445,651	—
Loss (gain) on disposal of equipment	5,583	(5,415)

Total operating expenses	50,102,324	51,302,724

Income from operations	14,252,406	16,003,303
Other income (expense)
Interest income	23,251	15,727
Interest expense	(3,344,597)	(263,818)
Other	17,983	12,209

Income before income taxes	10,949,043	15,767,421
Income taxes	4,171,219	5,916,168

Net income	$6,777,824	$9,851,253

Weighted average number of shares:
Basic	30,553,019	34,718,820
Diluted	30,565,690	34,725,992
Earnings per common share outstanding:
Basic	$0.22	$0.28
Diluted	$0.22	$0.28
See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$6,777,824	$9,851,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,027,804	1,088,892
Deferred income taxes	1,510,293	197,786
Share-based compensation expense	246,433	94,144
Net impairment of purchased receivables	384,283	4,473,100
Non-cash revenue	(147,769)	(438,475)
Loss (gain) on disposal of equipment	5,583	(5,415)
Gain on sale of purchased receivables	(159,105)	—
Impairment of intangible assets	445,651	—
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	3,429,300	744,837
Decrease in other assets	536,083	73,747
Increase in income taxes	2,601,488	4,681,382

Net cash provided by operating activities	16,657,868	20,761,251

Cash flows from investing activities
Investment in purchased receivables, net of buy backs	(20,472,028)	(36,214,485)
Principal collected on purchased receivables	36,305,079	25,036,691
Proceeds from the sale of purchased receivables	161,331	—
Purchase of property and equipment	(2,415,950)	(454,785)
(Payments) proceeds from sale or disposal of property and equipment	(3,264)	11,493

Net cash provided by (used in) investing activities	13,575,168	(11,621,086)

Cash flows from financing activities
Borrowings under notes payable	—	17,000,000
Repayment of notes payable	(27,375,000)	(27,000,000)
Payment of credit facility charges	(569,544)	—
Repayment of capital lease obligations	(9,056)	(23,895)
Purchase of treasury shares	—	(699,060)

Net cash used in financing activities	(27,953,600)	(10,722,955)

Net increase (decrease) in cash	2,279,436	(1,582,790)
Cash at beginning of period	10,474,479	11,307,451

Cash at end of period	$12,753,915	$9,724,661

Supplemental disclosure of cash flow information
Cash paid for interest	$3,434,253	$208,083
Cash paid for income taxes	73,390	1,037,000
Non-cash investing and financing activities:
Change in fair value of swap liability	3,374,207	—
Change in unrealized loss on cash flow hedge	(2,174,008)	—
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
     In addition, the Company finances the sales of consumer product retailers.
     The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, income and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2008 and its income for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007, and all adjustments were of a normal recurring nature. The income of the Company for the three months ended March 31, 2008 and 2007 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Reporting Entity
     The consolidated financial statements include the accounts of Asset Acceptance Capital Corp. consisting of direct and indirect subsidiaries AAC Investors, Inc., RBR Holding Corp., Asset Acceptance Holdings, LLC, Asset Acceptance, LLC, Rx Acquisitions, LLC, Consumer Credit, LLC and Premium Asset Recovery Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. The Company currently has two operating segments, one for purchased receivables and one for finance contract receivables. The finance contract receivables operating segment is not material and therefore is not disclosed separately from the purchased receivables segment.
Purchased Receivables Portfolios and Revenue Recognition
     Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and typically have been subject to previous collection efforts. The Company acquires the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (generally more than 90%) from their face values and are initially recorded at the Company’s acquisition cost, which equals fair value at the acquisition date. Financing for the purchases is primarily provided by the Company’s cash generated from operations and the Company’s revolving credit facility.
     The Company accounts for its investment in purchased receivables using the guidance provided by the Accounting Standards Executive Committee Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). The provisions of SOP 03-3 were adopted by the Company effective January 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend previously followed guidance, the Accounting Standards Executive Committee Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans”, for consistent treatment and apply prospectively to purchased receivables acquired before January 1, 2005. The

Company purchases pools of homogenous accounts receivable. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are generally considered to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.
     Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. The actual life of each pool may vary, but will generally amortize between 36 and 84 months depending on the expected collection period for each static pool. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical trends to determine whether each static pool is performing as expected. This comparison is used to determine future estimated cash flows. If the revised cash flow estimates are greater than the original estimates, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.
     The cost recovery method prescribed by SOP 03-3 is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had a yield assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of March 31, 2008, the Company had 67 unamortized pools on the cost recovery method, including all healthcare pools, with an aggregate carrying value of $21.1 million or about 6.4% of the total carrying value of all purchased receivables. The Company had 51 unamortized pools on the cost recovery method with an aggregate carrying value of $26.9 million, or about 7.8% of the total carrying value of all purchased receivables as of December 31, 2007.
     The agreements to purchase receivables typically include general representations and warranties from the sellers covering account holder death, bankruptcy, fraud and settled or paid accounts prior to sale. These representations and warranties permit the return of certain ineligible accounts from the Company back to the seller. The general time frame to return accounts is within 90 to 240 days from the date of the purchase agreement. Proceeds from returns, also referred to as buybacks, are applied against the carrying value of the static pool.
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

     Changes in purchased receivable portfolios for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
	2008	2007
Beginning balance	$346,198,900	$300,840,508
Investment in purchased receivables, net of buybacks	20,472,028	36,214,485
Cost of sale of purchased receivables, net of returns	(2,226)	—
Cash collections	(100,264,281)	(95,853,350)
Purchased receivable revenues	63,722,688	66,782,034

Ending balance	$330,127,109	$307,983,677

     Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of the purchased receivables. Changes in accretable yield for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
	2008	2007
Beginning balance (1)	$559,605,071	$417,690,314
Revenue recognized on purchased receivables	(63,722,688)	(66,782,034)
Additions due to purchases during the period	19,883,169	38,371,419
Reclassifications (to) from nonaccretable yield	(15,474,731)	19,818,438

Ending balance (2)	$500,290,821	$409,098,137

(1)	The balances are based on the estimated remaining collections, which refers to the sum of all future projected cash collections on our owned portfolios. The January 1, 2008 beginning balance reflects the extension of certain portfolios’ lives from 60 to 84 months during 2007.

(2)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Please refer to Forward-Looking Statements on page 20 and Critical Accounting Policies on page 33 for further information regarding these estimates.
     Cash collections for the three months ended March 31, 2008 and 2007 include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of revenue from fully amortized pools were as follows:

	Three months ended March 31,
	2008	2007
Revenues from fully amortized pools:
Amortizing before the end of their expected life	$8,470,055	$5,273,827
Amortizing after their expected life	12,605,435	11,698,801
Accounted under the cost recovery method	1,176,610	1,489,854

Total revenue from fully amortized pools	$22,252,100	$18,462,482

     Changes in purchased receivables portfolios under the cost recovery method for the period ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
	2008 (1)	2007
Portfolios under the cost recovery method:
Beginning balance	$26,991,102	$7,246,315
Addition of portfolios	2,069,185	1,973,328
Buybacks, impairments and resales adjustments	(718,072)	(792,099)
Cash collections on all portfolios under the cost recovery method until fully amortized	(7,262,064)	(668,186)

Ending balance	$21,080,151	$7,759,358

(1)	The ending balance includes the first quarter of 2005 aggregate and healthcare portfolios on the cost recovery method. The carrying values of the first quarter of 2005 aggregate and all healthcare portfolios were $9.2 million and $7.2 million, respectively, of the total carrying value of purchased receivables as of March 31, 2008. The carrying values of the first quarter of 2005 aggregate and all healthcare portfolios were $12.0 million and $8.4 million, respectively, of the total carrying value of purchased receivables as of December 31, 2007.
     During the three months ended March 31, 2008 and 2007, the Company recorded net impairments of $0.4 million and $4.5 million, respectively, related to its purchased receivables and valuation allowance for purchased receivables. The net impairment charge reduced revenue and the allowance reduced the carrying value of the purchased receivable portfolios. Changes in the allowance for receivable losses for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
	2008	2007
Beginning balance	$62,091,755	$39,714,055
Impairments	1,795,533	4,714,000
Reversal of impairments	(1,411,250)	(240,900)
Deductions (1)	(1,236,133)	(362,000)

Ending balance	$61,239,905	$43,825,155

(1)	Deductions represent impairments on fully amortized purchased receivable portfolios that were written-off and cannot be reversed.
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
Collections from Third Parties
     The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross cash collections paid to the third parties as a component of collections expense. The percent of gross cash collections from such third party relationships were 28.9% and 23.9% for the three months ended March 31, 2008 and 2007, respectively.

Accrued Liabilities
     As of March 31, 2008 and December 31, 2007, the total of accrued liabilities was $23,925,493 and $17,423,378, respectively. The details of the balances are identified in the following table.

	March 31, 2008	December 31, 2007
Accrued payroll, benefits and bonuses	$8,833,969	$7,271,593
Fair value of derivative instruments	6,500,210	3,126,003
Deferred rent	3,665,191	3,754,365
Accrued general and administrative expenses	2,496,414	2,003,463
Deferred credits (cash advance)	1,435,279	—
Accrued interest expense	747,438	974,900
Other accrued expenses	246,992	293,054

Total accrued liabilities	$23,925,493	$17,423,378

Concentration of Risk
     For the three months ended March 31, 2008 and 2007, the Company invested 52.0% and 71.6%, respectively, in purchased receivables from three sellers. The top three sellers were different in each period.
Interest Expense
     Interest expense included interest on the Company’s credit facilities, unused facility fees and amortization of capitalized bank fees. Interest expense of $19,769, related to software developed for internal use, was capitalized in the first quarter of 2008.
Earnings Per Share
     Earnings per share reflect net income divided by the weighted-average number of shares outstanding. Diluted weighted average shares outstanding at March 31, 2008 and 2007 included 12,671 and 7,172 dilutive shares, respectively, related to outstanding stock options, deferred stock units, restricted shares and restricted share units (referred to as "share-based awards"). There were 740,085 and 288,936 outstanding share-based awards that were not included within the diluted weighted-average shares as their exercise price exceeded the market price of the Company’s stock at March 31, 2008 and 2007, respectively.
Goodwill and Other Intangible Assets
     Intangible assets with finite lives arising from business combinations are amortized over their estimated useful lives, ranging from five to seven years, using the straight-line and double-declining methods. As prescribed by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and trademark and trade names with indefinite lives are not amortized. Goodwill and other intangible assets are reviewed annually to assess recoverability or more frequently if impairment indicators are present, in accordance with SFAS 142. Impairment charges are recorded for intangible assets when the estimated fair value is less than the carrying value of that asset. During the first quarter of 2008, the Company decided to discontinue its medical contingent collection business, which led to an impairment of $0.4 million for the net carrying value of customer contracts and relationships intangible assets. This impairment is recorded in “Impairment of intangible assets” in the consolidated statements of income.
Comprehensive Income
     Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. The Company’s only component of comprehensive income other than net income is the change in unrealized gain or loss on derivatives qualifying as cash flow hedges, net of income taxes. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the accompanying consolidated statements of financial position as accumulated other comprehensive loss, net of income taxes. The accumulated other comprehensive income (loss), net of tax for the three months ended March 31, 2008 and 2007 is presented in the following table:

	March 31, 2008	March 31, 2007
Opening balance	$(2,012,127)	$—
Change	(2,174,008)	—

Ending balance	$(4,186,135)	$—

Reclassifications
     Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.
Recently Issued Accounting Pronouncements
     SFAS No. 141 (R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”). These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited, thus the provisions of these pronouncements will be effective for the Company in fiscal year 2009. The Company has not completed its analysis of the potential impact of SFAS 141(R) and SFAS 160 on its consolidated statements of financial position, income or cash flows.
2. Recapitalization
          On April 24, 2007, the Company announced a recapitalization plan (the “Recapitalization Plan”) to return approximately $150.0 million to the Company’s shareholders. Pursuant to the Recapitalization Plan, on June 12, 2007, the Company completed a modified “Dutch auction” tender offer, resulting in the repurchase of approximately 2.0 million of the Company’s common shares for an aggregate purchase price of $37.2 million, or $18.75 per share.
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
          In order to fund these transactions, the Company obtained a $150.0 million term loan through a new credit agreement, (the “New Credit Agreement”) aggregating $250.0 million, which was funded on June 12, 2007, and terminated its former credit agreement. Refer to Note 3, “Notes Payable” for further information.
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
          During the quarter ended June 30, 2007, the Company incurred approximately $1.1 million in transaction costs associated with the Dutch auction tender offer and recorded these costs as a reduction in stockholders’ equity.

In addition, the Company incurred approximately $2.3 million in fees, which were recorded as a deferred financing cost and included in other assets in the consolidated statements of financial position.
          During the quarter ended March 31, 2008, the Company recorded interest expense of approximately $3.2 million in connection with borrowings under the New Credit Agreement and amortized approximately $0.1 million in deferred financing costs. During the quarter ended March 31, 2007, the Company recorded interest expense of approximately $0.2 in connection with borrowings under the former credit agreement and amortized approximately $0.1 in deferred financing costs.
3. Notes Payable
     The New Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 was amended on March 10, 2008 (the “Amended New Credit Agreement”). Under the terms of the Amended New Credit Agreement, the Company has a five-year $100 million revolving credit facility (the “Revolving Credit Facility”) and a six-year $150 million term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Amended New Credit Facilities”). The Amended New Credit Facilities bear interest at prime or up to 125 basis points over prime depending upon the Company’s liquidity, as defined in the Amended New Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month contracts based on the London Inter Bank Offer Rate (“LIBOR”) at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Amended New Credit Agreement is secured by a first priority lien on all of the Company’s assets. The Amended New Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of March 31, 2008 were:
•	Leverage Ratio (as defined) cannot exceed (i) 1.25 to 1.0 at any time on or before June 29, 2009, (ii) 1.125 to 1.0 at any time on or after June 30, 2009 and on or before December 30, 2010 or (iii) 1.0 to 1.0 at any time thereafter;

•	Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth cannot exceed (i) 3.0 to 1.0 at any time on or before September 29, 2008, (ii) 2.75 to 1.0 at any time on or after September 30, 2008 and on or before December 30, 2008, (iii) 2.5 to 1.0 at any time on or after December 31, 2008 and on or before December 30, 2009, (iv) 2.25 to 1.0 at any time on or after December 31, 2009 and on or before December 30, 2010, (v) 2.0 to 1.0 at any time on or after December 31, 2010 and on or before December 30, 2011 or (vi) 1.5 to 1.0 to any time thereafter; and

•	Consolidated Tangible Net Worth must equal or exceed $80.0 million plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.
     The Amended New Credit Agreement contains a provision that requires the Company to repay Excess Cash Flow, as defined, to reduce the indebtedness outstanding under its Amended New Credit Agreement. The repayment of the Company’s Excess Cash Flow is effective with the issuance of our annual audited consolidated financial statements for fiscal year 2008. The repayment provisions are:
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
     The Amended New Credit Agreement requires the Company to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the Term Loan Facility. Refer to Note 4, “Derivative Financial Instruments”.
     The Company had $163.9 million and $191.3 million principal balance outstanding on its Amended New Credit Facilities at March 31, 2008 and December 31, 2007, respectively, of which $148.9 million and $149.3 million was part of the Term Loan Facility at March 31, 2008 and December 31, 2007, respectively, and $15.0 million and $42.0 million was part of the Revolving Credit Facility, respectively. The Term Loan Facility requires quarterly repayments totaling $1.5 million annually until March 2013 with the remaining balance due in June 2013.
     The Company believes it is in compliance with all terms of the Amended New Credit Agreement as of March 31, 2008.
4. Derivative Financial Instruments
     The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the swap counterparty to assess the counterparty’s ability to honor its obligation.
     Based on the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted, the Company records derivative financial instruments at fair value. Refer to Note 9, “Fair Value” for additional information.
     In September 2007, as required by the Company’s Amended New Credit Agreement, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap is $125 million. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25 million. This swap agreement expires on September 13, 2012.
     The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income in the consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in other income (expense). For the three months ended March 31, 2008, the ineffective portion of the change in fair value of the derivative recorded in earnings was $799. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of March 31, 2008, the Company does not have any fair value hedges.
     The fair value of the Company’s cash flow hedge has been recorded as a liability and is included with accrued liabilities in the consolidated statements of financial position. The fair value was $6,500,210 and $3,126,003 at March 31, 2008 and December 31, 2007, respectively. Changes in fair value were recorded as an adjustment to other comprehensive income, net of tax, of $4,186,135 and $2,012,127 at March 31, 2008 and December 31, 2007, respectively. Amounts in other comprehensive income will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. The Company does not expect to reclassify any amount currently included in other comprehensive income into earnings within the next 12 months.

5. Property and Equipment
     Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	March 31, 2008	December 31, 2007
Computers and software	$15,184,362	$12,838,395
Furniture and fixtures	10,121,378	10,074,927
Leasehold improvements	2,170,672	2,156,864
Equipment under capital lease	133,063	133,063
Automobiles	51,709	51,709

Total property and equipment, cost	27,661,184	25,254,958
Less accumulated depreciation	(15,182,276)	(14,248,300)

Net property and equipment	$12,478,908	$11,006,658

6. Share-Based Compensation
     The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company has reserved 3,700,000 shares of common stock, in addition to treasury shares, for issuance in conjunction with all options and other stock-based awards to be granted under the plan. The purpose of the plan is (1) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (2) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock. The Company Records share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation”.
     The Company amended its Stock Incentive Plan in May 2007 to expand an anti-dilution provision of the plan. The additional compensation expense resulting from the amendment to the Stock Incentive Plan for the three months ended March 31, 2008 was $1,013, relating to nonvested associate stock options.
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
Stock Options
     The Company utilizes the Whaley Quadratic approximation model, an intrinsic value method, to calculate the fair value of the stock awards on the date of grant using the assumptions noted in the following table. In addition, changes to the subjective input assumptions can result in different fair market value estimates. With regard to the Company’s assumptions stated below, the expected volatility is based on the historical volatility of the Company’s stock and management’s estimate of the volatility over the contractual term of the options. The expected term of the option is based on management’s estimate of the period of time for which the options are expected to be outstanding. The risk-free rate is derived from the five-year U.S. Treasury yield curve on the date of grant.

Options issue year:	2008	2007
Expected volatility	—	45.30% - 46.92%
Expected dividends	—	0.00%
Expected term	—	5 Years
Risk-free rate	—	3.42% - 4.98%
     As of March 31, 2008, the Company had options outstanding for 684,295 shares of its common stock under the 2004 stock incentive plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. The options granted to key associates generally vest between one and five years from the grant date whereas the options granted to non-associate directors generally vest immediately. The fair values of the stock options are expensed on a straight-line basis over the vesting period. The related expense for the three months ended March 31, 2008 includes $51,170 in salaries and benefits for associates. The related expense for the three months ended March 31, 2007 includes $2,204 in administrative expenses for non-associate directors and $18,824 in salaries and benefits for associates. The total tax benefit recognized in the consolidated statements of income was $19,496 and $7,864 for the three months ended March 31, 2008 and 2007, respectively. The following summarizes all stock option related transactions from January 1, 2008 through March 31, 2008.

			Weighted-Average	Aggregate
	Options	Weighted-Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
January 1, 2008	691,599	$14.03
Granted	—	—
Exercised	—	—
Forfeited or expired	(7,304)	20.62

Outstanding at March 31, 2008	684,295	13.96	8.14	$71,488

Exercisable at March 31, 2008	428,434	$16.34	7.46	$—

     The weighted-average fair value of the options granted during the three months ended March 31, 2007 was $7.32. No options were exercised during the three months ended March 31, 2008 and 2007.
     As of March 31, 2008, there was $1,073,883 of total unrecognized compensation expense related to nonvested stock options granted under the stock incentive plan. The unrecognized compensation expense is comprised of $927,374 for options expected to vest and $146,509 for options not expected to vest. The unrecognized compensation expense options expected to vest is expected to be recognized over a weighted-average period of 3.40 years.
Deferred Stock Units
     As of March 31, 2008, the Company had granted 12,171 deferred stock units (“DSUs”) to non-associate directors under the Company’s 2004 Stock Incentive Plan. DSUs represent our obligation to deliver one share of common stock for each unit at a later date elected by the Director, such as when the Director’s service on the Board ends. DSUs have no vesting provisions and are not subject to forfeiture. DSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional DSUs. The value of each DSU is equal to the market price of the Company’s stock at the date of grant.
     The fair value of the DSUs granted during the three months ended March 31, 2008 were expensed immediately to correspond with the vesting schedule. The related expense for the three months ended March 31, 2008 and 2007 includes $31,259 and $28,148 in administrative expenses.

     The following summarizes all DSU related transactions from January 1, 2008 through March 31, 2008.

		Weighted-Average
		Grant-Date
	DSUs	Fair Value
January 1, 2008	8,965	$13.44
Granted	3,206	9.75

Balance at March 31, 2008	12,171	$12.47

     As of March 31, 2008, there was no unrecognized expense related to nonvested DSUs.
Restricted Shares
     The Company grants restricted shares and restricted share units (restricted shares and restricted share units are referred to as “RSUs”) to key associates under the Stock Incentive Plan. Each RSU is equal to one share of the Company’s common stock. As of March 31, 2008, the Company had RSUs outstanding for 289,010 shares of its common stock. The value of the RSUs is equal to the market price of the Company’s stock at the date of grant. The RSUs generally vest over two to four years based upon service or performance conditions.
     The fair value of the RSUs is expensed on a straight-line basis over the vesting period based on the number of RSUs that are expected to vest. For RSUs with performance conditions, if goals are not expected to be met, the compensation expense previously recognized is reversed. The related expense for the three months ended March 31, 2008 and 2007 was $164,004 and $44,968, respectively, included in salaries and benefits.
     The following summarizes all nonvested RSU related transactions from January 1, 2008 through March 31, 2008.

		Weighted-Average
		Grant-Date
Nonvested RSUs	RSUs	Fair Value
Nonvested at January 1, 2008	290,760	$11.12
Forfeited	(1,750)	$9.28

Nonvested at March 31, 2008	289,010	$11.13

     As of March 31, 2008, there was $2,893,536 of total unrecognized expense related to nonvested RSU’s. The total unrecognized expense is comprised of $1,886,363 for RSUs expected to vest and $1,007,173 for shares not expected to vest. The unrecognized compensation expense for RSU’s expected to vest is expected to be recognized over a period of 3.05 years. There were no RSUs vested as of March 31, 2008.
7. Contingencies and Commitments
Litigation Contingencies
     The Company is involved in certain legal matters that management considers incidental to its business. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The company recognizes expense for defense costs when incurred.
     Management has evaluated pending and threatened litigation against the Company as of March 31, 2008 and does not believe exposure to be material.
Other Contingencies
     During the first quarter, the Company entered into an agreement with a third party collecting on its behalf. Under this agreement, the Company will receive a total cash advance of $7.0 million, in varying installments, through November 2009. The Company received the first installment of $1.5 million in the quarter ended March 31, 2008, and incurred approximately $0.1 million in court cost expenses, which were offset against a portion of the cash advance. A liability equal to the unused cash advance is included in accrued liabilities in the consolidated statements of financial position.

     The agreement contains performance conditions for both parties and the Company may be required to refund a portion of the cash advance in certain situations.
8. Income Taxes
     The Company recorded an income tax provision of $4.2 million and $5.9 million for the three months ended March 31, 2008 and 2007, respectively. The provision for income tax expense reflects an effective income tax rate of 38.1% and 37.5% for the three months ended March 31, 2008 and 2007, respectively.
     The Company records interest and penalties related to unrecognized tax benefits as income tax expense. Interest and penalties related to the Company’s uncertain tax positions at January 1, 2008 were not significant.
     The federal income tax returns of the Company for 2004, 2005, 2006, and 2007 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The significant state income tax returns of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years.
9. Fair Value
     The Company partially adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. According to FASB Staff Position No. FAS 157-2, the application of SFAS 157 to certain non-financial assets and liabilities is deferred to fiscal years beginning after November 15, 2008. The Company’s goodwill and other intangible assets are measured at fair value on a recurring basis for impairment assessment. The deferral of SFAS 157 applies to these items.
     The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated statements of financial position, income or cash flows. The Company has chosen not to adopt SFAS No. 159, “Fair Value Option”.
     The Company uses the following methods and assumptions to estimate the fair value of financial instruments.
Interest Rate Swap Agreement
     The fair value of the interest rate swap agreement represents the amount the Company would receive or pay to terminate or otherwise settle the contract at the consolidated statements of financial position date, taking into consideration current unearned gains and losses. The interest rate swap agreement was valued using Level 2 inputs, which are inputs other than quoted prices that are observable, either directly or indirectly. The fair value was determined using a market approach, and is based on the three-month LIBOR curve for the remaining term of the swap agreement. Refer to Note 4, “Derivative Financial Instruments”, for additional information about the fair value of the interest rate swap.
     The partial adoption of SFAS 157 does not apply to the Company’s purchased receivables or credit facilities since these financial instruments are not recorded at fair value. SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” establishes the disclosures about fair value for these financial instruments.
     The Company uses the following methods and assumptions to estimate the fair value of financial instruments.
Purchased Receivables
     The Company initially records purchased receivables at cost, which is discounted from the contractual receivable balance. The ending balance of the purchased receivables is reduced as cash is received based upon the guidance of PB6 and SOP 03-3. The carrying value of receivables was $330,127,109 and $346,198,900 at March 31, 2008 and December 31, 2007, respectively. The Company computes fair value of these receivables by discounting the future cash flows generated by its forecasting model using an adjusted weighted average cost of capital, reflective of other market participants cost of capital. The fair value of the purchased receivables approximated carrying value at both March 31, 2008 and December 31, 2007.
Credit Facilities
     The Company’s Amended New Credit Facilities had carrying amounts of $163,875,000 and $191,250,000 as of March 31, 2008 and December 31, 2007, respectively. The Company computed the approximate fair value of the Amended New Credit Facilities to be $137,286,077 and $158,652,946 as of March 31, 2008 and December 31, 2007, respectively. The fair value of the Company’s Amended New Credit Facilities is based on borrowing rates currently available to the Company and similar market participants.

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
     The prices we paid for charged-off accounts receivable portfolios (paper) had steadily increased from 2002 through mid 2007. During the latter half of 2007, the prices we paid for comparable paper began to decline. This decline continued into the first quarter of 2008, but prices remain at elevated levels compared to historical low prices that existed from 2000 to 2002. We believe the primary reason for the continued decline in pricing is largely a result of the liquidity crisis and the resulting expectation of a decline in the consumers’ ability to repay their current obligations as well as their past due debts. Debt buyers cannot continue to pay the same high prices if consumers ability to pay is reduced. The liquidity crisis stems from the decline of housing values and the related increase in mortgage defaults. In addition, we believe that some competitors are experiencing their own liquidity crises as their ability to fund portfolio purchases has been reduced when compared to much of the time since our IPO in 2004. We believe that increases in charge off rates being experienced by major credit card issuers is leading to an increase in supply of receivables available for sale.
     During the three months ended March 31, 2008, we invested $22.3 million (net of buybacks) in charged-off consumer receivable portfolios, with an aggregate face value of $548.5 million, or 4.07% of face value. In the three months ended March 31, 2007, we invested $36.3 million (net of buybacks through March 31, 2008) in paper, with an aggregate face amount of $765.1 million, or 4.74% of face value. Our debt purchasing metrics (dollars invested, face amount, average purchase price, types of paper and sources of paper) may vary significantly from quarter to quarter.
     Net income for the three months ended March 31, 2008 was $6.8 million, a decline of 31.2% from $9.9 million for the three months ended March 31, 2007. Contributing to our decline in net income was higher amortization of purchased receivables in determining purchased receivable revenues and increased interest expense we incurred subsequent to the recapitalization transaction completed in July 2007. Cash collections increased by $4.4 million or 4.6% to $100.3 million for the three months ended March 31, 2008 compared to $95.9 million for the three months ended March 31, 2007. Despite the $4.4 million increase in cash collections, purchased receivable revenues declined by $3.1 million because amortization increased by $7.5 million. Amortization of purchased receivables, the difference between cash collections and purchased receivable revenues, increased to 36.4% of cash collections for the three months ended March 31, 2008 versus 30.3% in the three months ended March 31, 2007. The increased purchased receivables amortization rate is a direct result of the elevating pricing environment that we have experienced over the last several years in addition to placing the first quarter of 2005 aggregate and all healthcare portfolios on the cost recovery method. As prices have risen, our expected multiple of purchase price has come down. The lower multiple of purchase price expected to be collected, generally results in a lower IRR to be assigned for revenue recognition purposes. When lower yields are assigned, a larger proportion of our cash collections are treated as purchased receivable amortization instead of purchase receivable revenues. Interest expense increased by $3.0 million in the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. Average borrowings on our Amended New Credit Facilities in 2008 were $173.5 million for the three months ended March 31, 2008, but only $8.0 million for the three months ended March 31, 2007. The increased borrowings are primarily the result of the $150.0 million borrowed to fund the return of capital to shareholders in June and July of 2007. Secondarily, we also have borrowed to fund our purchase of paper since late 2006. As a result of these two factors, interest expense increased by $3.0 million to $3.3 million in the three months ended March 31, 2008 compared to $0.3 million in the three months ended March 31, 2007.
     Total operating expenses were $50.1 million for the three months ended March 31, 2008 a decrease of $1.2 million from $51.3 million in the three months ended March 31, 2007. As a percentage of cash collections, operating expenses were 50.0% and 53.4% for the three months ended March 31, 2008 and 2007, respectively. Salaries and benefits, collections expense and occupancy costs declined, compared to the three months ended March 31, 2007, by $0.5 million, $1.0 million and $0.4 million, respectively. Administrative expenses increased by $0.5 million to $2.7 million in the three months ended March 31, 2008 compared to $2.2 million in the three months ended March 31, 2007. Other operating expenses, including depreciation and amortization, restructuring charges and impairment of intangible assets increased by $0.2 million in the three months ended March 31, 2008 compared to March 31, 2007. The reduced salaries and benefits costs reflect an increasing portion of our cash collections coming from outside attorneys and agencies. Our collections from third parties relationships (attorneys and collection agencies) have increased to 28.9% of total cash collections for the three months ended March 31, 2008 from 23.9% for the three months ended March 31, 2007. Total forwarding fees paid on cash collections from these third party relationships have increased to $8.4 million from $6.6 million in the three months ended March 31, 2008 versus the three months ended March 31, 2007. The remaining expenses included in collections expense declined by $2.8 million during the same period. The $2.8 million decline in the three months ended March 31, 2008 primarily reflected reduced mailing, data provider and legal costs. These savings were realized from a combination of reduced in house collections, better expense management and the decision to temporarily defer some legal expenses as we enhanced our predictive modeling capabilities and refined our ability to forecast costs and resulting collections in the legal collection channel. Occupancy expenses declined by $0.4 million in the three months ended March 31, 2008 versus the three months ended March 31, 2007 resulting primarily from the consolidation of two call centers during 2007.
     We partially adopted SFAS No. 157 as of January 1, 2008. According to FASB Staff Position No. FAS 157-2, the application of SFAS 157 to certain non-financial assets and liabilities is deferred to fiscal years beginning after November 15, 2008. Our goodwill and other intangible assets are measured at fair value on a recurring basis for impairment assessment. The deferral of SFAS 157 applies to these items. Adoption of SFAS 157 did not have a material impact on our consolidated statements of financial position, income or cash flows. We have chosen not to adopt SFAS No. 159, “Fair Value Option”.
Forward-Looking Statements
     This report contains forward-looking statements that involve risks and uncertainties and that are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss in our annual report on Form 10-K for the year ended December 31, 2007 in the section titled “Risk Factors” and elsewhere in this report.
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

Results of Operations
     The following table sets forth selected consolidated statements of income data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated.

	Percent of Total Revenues		Percent of Cash Collections
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Revenues
Purchased receivable revenues, net	99.0%	99.2%	63.6%	69.7%
Gain on sale of purchased receivables	0.3	—	0.1	—
Other revenue, net	0.7	0.8	0.5	0.5

Total revenues	100.0	100.0	64.2	70.2

Expenses
Salaries and benefits	34.1	33.3	21.9	23.4
Collections expense	34.3	34.3	22.0	24.1
Occupancy	3.0	3.5	1.9	2.4
Administrative	4.1	3.3	2.7	2.3
Restructuring charges	—	0.2	—	0.1
Depreciation and amortization	1.6	1.6	1.0	1.1
Impairment of intangible assets	0.7	—	0.5	—
(Gain) loss on disposal of equipment	(0.0)	(0.0)	(0.0)	(0.0)

Total operating expenses	77.8	76.2	50.0	53.4

Income from operations	22.2	23.8	14.2	16.8
Other income (expense)
Interest income	0.0	0.0	0.0	0.0
Interest expense	(5.2)	(0.4)	(3.3)	(0.3)
Other	0.0	0.0	0.0	0.0

Income before income taxes	17.0	23.4	10.9	16.5
Income taxes	6.5	8.8	4.1	6.2

Net income	10.5%	14.6%	6.8%	10.3%

     Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007
     Revenue
     Total revenues were $64.4 million for the three months ended March 31, 2008, a decrease of $2.9 million, or 4.4%, from total revenues of $67.3 million for the three months ended March 31, 2007. Purchased receivable revenues were $63.7 million for the three months ended March 31, 2008, a decrease of $3.1 million, or 4.6%, from the three months ended March 31, 2007 amount of $66.8 million. Purchased receivable revenues reflect an amortization rate, or the difference between cash collections and revenue, of 36.4%, an increase of 6.1%, from the amortization rate of 30.3% for the three months ended March 31, 2007. The increased amortization rate is primarily due to lower average internal rates of return assigned to recent years’ purchases as well as placing the first quarter of 2005 aggregate and all healthcare portfolios on the cost recovery method. Purchased receivable revenues reflect net impairments recognized during the three months ended March 31, 2008 and 2007 of $0.4 million and $4.5 million, respectively. Cash collections on charged-off consumer receivables increased 4.6% to $100.3 million for the three months ended March 31, 2008 from $95.9 million for the same period in 2007. Cash collections for the three months ended March 31, 2008 and 2007 include collections from fully amortized portfolios of $22.3 million and $18.5 million, respectively, of which 100% were reported as revenue.
     During the three months ended March 31, 2008, we acquired charged-off consumer receivable portfolios with an aggregate face value of $548.5 million at a cost of $22.3 million, or 4.07% of face value, net of buybacks. Included in these purchase totals were 35 portfolios with an aggregate face value of $206.8 million at a cost of $11.1 million, or 5.35% of face value, which were acquired through 11 forward flow contracts. Revenues on portfolios purchased from our top three sellers during vintage years 1997 through 2008 were $17.8 million and $18.5 million during the three months ended March 31, 2008 and 2007, respectively, with the same sellers included in the top three in both three-month periods. During the three months ended March 31, 2007, we acquired charged-off consumer receivable portfolios with an aggregate face value of $765.1 million at a cost of $36.3 million, or 4.74% of face value (adjusted for buybacks through March 31, 2008). Included in these purchase totals were 15 portfolios with an aggregated face value of $55.5 million at a cost of $2.7 million, or 4.80% of face value (adjusted for buybacks through March 31, 2008), which were acquired through five forward flow contracts. From period to period we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.
     Operating Expenses
     Total operating expenses were $50.1 million for the three months ended March 31, 2008, a decrease of $1.2 million, or 2.3%, compared to total operating expenses of $51.3 million for the three months ended March 31, 2007. Total operating expenses were 50.0% of cash collections for the three months ended March 31, 2008, compared with 53.4% for the same period in 2007. The decrease as a percent of cash collections was due to decreases in collections expense, salaries and benefits and occupancy, and was partially offset by an increase in administrative expense. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period, due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.
     Salaries and Benefits. Salaries and benefits expense were $21.9 million for the three months ended March 31, 2008, a decrease of $0.5 million, or 2.3%, compared to salaries and benefits expense of $22.4 million for the three months ended March 31, 2007. Salaries and benefits expense were 21.9% of cash collections for the three months ended March 31, 2008, compared with 23.4% for the same period in 2007. Salaries and benefits expense decreased primarily because an increasing portion of our cash collections came from outside attorneys and agencies for the three months ended March 31, 2008 compared to the same period in 2007. The decrease was partially offset by an increase in equity compensation expense.
     Since going public in 2004, we had granted equity compensation only to certain key associates and non-associate directors. During 2007, we began issuing equity awards to a broader group of management associates and expanded the use of performance conditions relating to some equity grants for senior executives. We recognized $0.2 million and $0.1 million in salary and benefit expenses for the quarter ended March 31, 2008 and 2007, respectively, as it related to stock-based compensation awards granted to associates. As of March 31, 2008, there was $4.0 million of total unrecognized compensation expense related to nonvested awards of which $1.2 million was expected to vest over a weighted average period of 3.16 years. As of March 31, 2007, there was $0.7 million total unrecognized compensation expense related to nonvested awards which was expected to vest over a weighted average period of 2.90 years.
     Collections Expense. Collections expense was $22.1 million for the three months ended March 31, 2008, a decrease of $1.0 million, or 4.2%, compared to collections expense of $23.1 million for the three months ended March 31, 2007. Collections expense was 22.0% of cash collections during the three months ended March 31, 2008 compared with 24.1% for the same period in 2007. The collections expense decreased primarily due to a $2.8 million decline in mailing, data provider and legal costs. These savings were realized from a combination of reduced in-house collections, better expense management and the decision to temporarily defer some legal expenses as we enhanced our predictive modeling capabilities and refined our ability to forecast costs and resulting collections in the legal collection channel. This decrease was partially offset by increased forwarding fees of $1.8 million paid on cash collections from third parties relationships (attorneys and collection agencies) as a result of an increase in our collections from third parties relationships to 28.9% of total cash collections for the three months ended March 31, 2008, from 23.9% for the three months ended March 31, 2007.
     Occupancy. Occupancy expense was $1.9 million for the three months ended March 31, 2008, a decrease of $0.4 million, or 17.6%, compared to occupancy expense of $2.3 million for the three months ended March 31, 2007. Occupancy expense was 1.9% of cash collections for the three months ended March 31, 2008 compared with 2.4% for the same period in 2007. Occupancy expense decreased primarily due to the consolidation of two call centers during 2007.

     Administrative. Administrative expenses increased to $2.7 million for the three months ended March 31, 2008, from $2.2 million for the three months ended March 31, 2007, reflecting a $0.5 million, or 20.5%, increase. Administrative expenses were 2.7% of cash collections during the three months ended March 31, 2008 compared with 2.3% for the same period in 2007. Administrative expenses increased as a percentage of cash collections primarily due to additional fees incurred for outside advisors and consultants.
     Restructuring Charges. There were no restructuring charges for the three months ended March 31, 2008. Pre-tax restructuring charges were $0.1 million for the three months ended March 31, 2007 as a result of our plans to close our White Marsh, Maryland and Wixom, Michigan offices during 2007. Charges were primarily related to associate one-time termination benefits and changes to the service life of certain long-lived assets.
     Depreciation and Amortization. Depreciation and amortization expense was $1.0 million for the three months ended March 31, 2008, a decrease of $0.1 million or 5.6% compared to depreciation and amortization expense of $1.1 million for the three months ended March 31, 2007. Depreciation and amortization expense was 1.0% of cash collections during the three months ended March 31, 2008 compared with 1.1% for the same period in 2007.
     Impairment Intangible Assets. Impairment of intangible assets was $0.4 million for the three months ended March 31, 2008 as we decided to discontinue the medical contingent collection business. As a result, we recognized an impairment charge of the net carrying balance of intangible assets for customer contracts and relationships associated with the contingent collection business.
     Interest Income. Interest income was $23,251 for the three months ended March 31, 2008, an increase of $7,524 compared to $15,727 for the three months ended March 31, 2007.
     Interest Expense. Interest expense was $3.3 million for the three months ended March 31, 2008, an increase of $3.0 million compared to interest expense of $0.3 million for the three months ended March 31, 2007. Interest expense was 3.3% of cash collections during the three months ended March 31, 2008 compared with 0.3% for the same period in 2007. The increase in interest expense was due to increased average borrowings during the three months ended March 31, 2008 compared to the same period in 2007. Average borrowings during the quarter ended March 31, 2008 reflect the new $150.0 million Term Loan Facility that was funded on June 12, 2007 to finance our recapitalization and special one-time cash dividend. Interest expense also includes the amortization of capitalized bank fees of $129,117 and $56,944 for the three months ended March 31, 2008 and 2007, respectively.
     Income Taxes. Income tax expense of $4.2 million reflects a federal tax rate of 35.2% and a state tax rate of 2.9% (net of federal tax benefit) for the three months ended March 31, 2008. For the three months ended March 31, 2007, income tax expense was $5.9 million and reflected a federal tax rate of 35.2% and state tax rate of 2.3% (net of federal tax benefit). The 0.6% increase in the state rate was due to changing apportionment percentages among the various states. Income tax expense decreased $1.7 million, or 28.8% from income tax expense of $5.9 million for the three months ended March 31, 2007. The decrease in tax expense was due to a decrease in pre-tax financial statement income, which was $10.9 million for the three months ended March 31, 2008, compared to $15.8 million for the same period in 2007.

Supplemental Performance Data
Portfolio Performance
     The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis from January 1, 2002 through March 31, 2008.

						Total Estimated
				Estimated	Total	Collections as a
	Number of	Purchase		Remaining	Estimated	Percentage of
Purchase Period	Portfolios	Price (1)	Cash Collections	Collections (2,3,4)	Collections	Purchase Price
	(dollars in thousands)
2002	94	$72,256	$335,378	$7,598	$342,976	475%
2003	76	87,152	374,545	65,787	440,332	505
2004	106	86,552	212,079	81,418	293,497	339
2005	104	100,769	145,162	75,919	221,081	219
2006 (4)	154	142,269	159,168	251,726	410,894	289
2007	158	170,578	63,610	306,921	370,531	217
2008 (5)	47	22,325	1,350	41,049	42,399	190

Total	739	$681,901	$1,291,292	$830,418	$2,121,710	311%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	Estimated remaining collections are based on historical cash collections. Please refer to Forward-Looking Statements on page 20 and Critical Accounting Policies on page 33 for further information regarding these estimates.

(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase.

(4)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

(5)	Includes only three months of activity through March 31, 2008.
     The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of March 31, 2008.

			Unamortized	Unamortized
	Unamortized		Balance as a	Balance as a
	Balance as of	Purchase	Percentage of	Percentage of
Purchase Period	March 31, 2008	Price (1)	Purchase Price	Total
	(dollars in thousands)
2002	$1,307	$72,256	1.8%	0.4%
2003	9,217	87,152	10.6	2.8
2004	29,075	86,552	33.6	8.8
2005	45,660	100,769	45.3	13.8
2006 (2)	86,547	142,269	60.8	26.2
2007	137,031	170,578	80.3	41.5
2008 (3)	21,290	22,325	95.4	6.5

Total	$330,127	$681,901	48.4%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.

(3)	Includes only three months of activity through March 31, 2008.

     The following table summarizes the purchased receivable revenues and amortization rates by year of purchase for the three months ended March 31, 2008 and 2007, respectively.

	Three months ended March 31, 2008
Year of			Amortization	Monthly		Net	Zero Basis
Purchase	Collections	Revenue	Rate	Yield (1)		Impairments	Collections
2002 and prior	$14,575,197	$14,187,683	2.7%	N/M	%	$(550,000)	$13,078,350
2003	11,897,021	10,145,297	14.7	31.89		(481,050)	6,196,948
2004	9,594,231	6,579,328	31.4	7.11		1,050,347	931,339
2005	10,611,978	5,759,834	45.7	3.91		92,986	36,398
2006	24,887,906	15,533,913	37.6	5.56		92,000	1,964,255
2007	27,347,947	11,201,973	59.0	2.50		180,000	44,810
2008	1,350,001	314,660	76.7	1.38		—	—

Totals	$100,264,281	$63,722,688	36.4	6.20		$384,283	$22,252,100

	Three months ended March 31, 2007
Year of			Amortization	Monthly		Net	Zero Basis
Purchase	Collections	Revenue	Rate	Yield (1)		Impairments	Collections
2001 and prior	$10,330,950	$10,244,254	0.8%	N/M	%	$—	$10,166,762
2002	12,016,760	7,943,214	33.9	25.36		216,800	4,554,522
2003	16,780,060	11,649,217	30.6	14.11		763,300	2,676,504
2004	14,034,358	9,179,365	34.6	6.31		1,931,000	768,617
2005	14,740,661	10,436,030	29.2	4.57		934,000	10,536
2006	26,513,053	16,380,649	38.2	4.24		628,000	285,541
2007	1,437,508	949,305	34.0	1.55		—	—

Totals	$95,853,350	$66,782,034	30.3	7.14		$4,473,100	$18,462,482

(1)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

Account Representative Productivity
     We measure traditional call center account representative productivity by two major categories, those with less than one year of experience and those with one or more years of experience. The following tables display our results.
Account Representatives by Experience

	Three months ended		Year ended
	March 31,		December 31,
	2008	2007 (3)	2007 (3)	2006 (4)
Number of account representatives:
One year or more (1)	495	623	558	573
Less than one year (2)	406	298	356	399

Total account representatives	901	921	914	972

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.

(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new associates in training.

(3)	The number of account representatives have been reclassified to make the 2007 disclosures comparable to the 2008 disclosures.

(4)	Excludes PARC’s FTE account representatives for periods prior to January 1, 2007.
Collection Averages by Experience (1)

	Three months ended		Year ended
	March 31,		December 31,
	2008	2007 (2)	2007 (2)	2006 (3)
Collection averages:
Overall average	53,908	53,629	193,000	164,932

(1)	Overall collection averages are not available by account representatives.

(2)	The overall collection average has been reclassified to make the 2007 disclosure comparable to the 2008 disclosure.

(3)	Excludes PARC’s FTE account representatives for periods prior to January 1, 2007.

     Cash Collections
     The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.
Historical Collections (1)

												Three
												Months
												Ended
Purchase	Purchase	Year Ended December 31,										March 31,
Period	Price (3)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
						(dollars in thousands)
Pre-1998		$10,603	$10,066	$8,734	$6,170	$4,544	$3,390	$2,808	$2,612	$2,008	$1,586	$321
1998	$16,411	4,835	15,220	15,045	12,962	11,021	7,987	5,583	4,653	3,352	2,619	580
1999	12,924	—	3,761	11,331	10,862	9,750	8,278	6,675	5,022	3,935	2,949	607
2000	20,592	—	—	8,896	23,444	22,559	20,318	17,196	14,062	10,603	7,410	1,608
2001	43,030	—	—	—	17,630	50,327	50,967	45,713	39,865	30,472	21,714	4,119
2002	72,256	—	—	—	—	22,339	70,813	72,024	67,649	55,373	39,839	7,340
2003	87,152	—	—	—	—	—	36,067	94,564	94,234	79,423	58,359	11,897
2004	86,552	—	—	—	—	—	—	23,365	68,354	62,673	48,093	9,594
2005	100,769	—	—	—	—	—	—	—	23,459	60,280	50,811	10,612
2006 (2)	142,269	—	—	—	—	—	—	—	—	32,751	101,529	24,888
2007	170,578	—	—	—	—	—	—	—	—	—	36,269	27,348
2008	22,325	—	—	—	—	—	—	—	—	—	—	1,350

Total		$15,438	$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$100,264

Cumulative Collections (1)

												Total
												Through
Purchase	Purchase	Total Through December 31,										March 31,
Period	Price (3)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
					(dollars in thousands)
1998	$16,411	$4,835	$20,055	$35,100	$48,062	$59,083	$67,070	$72,653	$77,306	$80,658	$83,277	$83,857
1999	12,924	—	3,761	15,092	25,954	35,704	43,982	50,657	55,679	59,614	62,563	63,170
2000	20,592	—	—	8,896	32,340	54,899	75,217	92,413	106,475	117,078	124,488	126,096
2001	43,030	—	—	—	17,630	67,957	118,924	164,637	204,502	234,974	256,688	260,807
2002	72,256	—	—	—	—	22,339	93,152	165,176	232,825	288,198	328,037	335,377
2003	87,152	—	—	—	—	—	36,067	130,631	224,865	304,288	362,647	374,544
2004	86,552	—	—	—	—	—	—	23,365	91,719	154,392	202,485	212,079
2005	100,769	—	—	—	—	—	—	—	23,459	83,739	134,550	145,162
2006 (2)	142,269	—	—	—	—	—	—	—	—	32,751	134,280	159,168
2007	170,578	—	—	—	—	—	—	—	—	—	36,269	63,617
2008	22,325	—	—	—	—	—	—	—	—	—	—	1,350
Cumulative Collections as Percentage of Purchase Price (1)

												Total
												Through
Purchase	Purchase	Total Through December 31,										March 31,
Period	Price (3)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
1998	$16,411	29%	122%	214%	293%	360%	409%	443%	471%	491%	507%	511%
1999	12,924	—	29	117	201	276	340	392	431	461	484	489
2000	20,592	—	—	43	157	267	365	449	517	569	605	612
2001	43,030	—	—	—	41	158	276	383	475	546	597	606
2002	72,256	—	—	—	—	31	129	229	322	399	454	464
2003	87,152	—	—	—	—	—	41	150	258	349	416	430
2004	86,552	—	—	—	—	—	—	27	106	178	234	245
2005	100,769	—	—	—	—	—	—	—	23	83	134	144
2006 (2)	142,269	—	—	—	—	—	—	—	—	23	94	112
2007	170,578	—	—	—	—	—	—	—	—	—	21	37
2008	22,325	—	—	—	—	—	—	—	—	—	—	6

(1)	Does not include proceeds from sales of any receivables.

(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.

(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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
     Below is a table that illustrates our quarterly cash collections from January 1, 2004 through March 31, 2008.
Cash Collections

Quarter	2008	2007	2006	2005	2004
First	$100,264,281	$95,853,350	$89,389,858	$80,397,640	$65,196,055
Second	—	95,432,021	89,609,982	84,862,856	67,566,031
Third	—	90,748,442	80,914,791	78,159,364	66,825,822
Fourth	—	89,144,650	80,955,115	76,490,350	68,339,797

Total cash collections	$100,264,281	$371,178,463	$340,869,746	$319,910,210	$267,927,705

     Below is a table that illustrates the cash collections and percentages by source of our total cash collections:

	For the three months ended
	March 31,
	2008		2007 (1)
	$	%	$	%
Traditional collections	$47,528,939	47.4%	$48,324,060	50.4%
Legal collections	38,177,527	38.1	35,875,548	37.4
Other collections	14,557,815	14.5	11,653,742	12.2

Total cash collections	$100,264,281	100.0%	$95,853,350	100.0%

(1)	The cash collections have been reclassified to make the 2007 disclosures comparable to the 2008 disclosures.
     The following chart categorizes our purchased receivable portfolios acquired from January 1, 1998 through March 31, 2008 into major asset types, as of March 31, 2008.

	Face Value of
	Charged-off		No. of
Asset Type	Receivables (2)%		Accounts	%
	(in thousands)
Visa®/MasterCard®/Discover®	$15,714,433	48.3%	7,452	25.1%
Private Label Credit Cards	4,308,718	13.2	5,976	20.1
Telecommunications/Utility/Gas	2,946,363	9.0	7,699	26.0
Health Club	1,737,654	5.3	1,662	5.6
Auto Deficiency	1,355,983	4.2	241	0.8
Installment Loans	1,198,449	3.7	349	1.2
Wireless Telecommunications	719,229	2.2	1,727	5.8
Other (1)	4,577,802	14.1	4,566	15.4

Total	$32,558,631	100.0%	29,672	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

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
     The following chart categorizes our purchased receivable portfolios acquired from January 1, 1998 through March 31, 2008 into major account types as of March 31, 2008.

	Face Value of
	Charged-off		No. of
Account Type	Receivables (2)%		Accounts	%
	(in thousands)
Fresh	$2,038,752	6.3%	1,032	3.5%
Primary	4,653,946	14.3	4,512	15.2
Secondary	6,509,166	20.0	6,548	22.1
Tertiary (1)	14,953,035	45.9	14,449	48.7
Other	4,403,732	13.5	3,131	10.5

Total	$32,558,631	100.0%	29,672	100.0%

(1)	Excluding the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
     We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivables portfolios acquired from January 1, 1998 through March 31, 2008 based on geographic location of debtor, as of March 31, 2008.

	Face Value of
	Charged-off		No. of
Geographic Location	Receivables (3)(4)%		Accounts	%
	(in thousands)
Texas (1)	$4,812,844	14.8%	4,687	15.8%
California	3,693,681	11.3	3,488	11.8
Florida (1)	3,314,961	10.2	2,180	7.3
New York	1,883,753	5.8	1,262	4.2
Michigan (1)	1,839,621	5.6	2,345	7.9
Ohio (1)	1,784,065	5.5	2,341	7.9
Illinois (1)	1,381,923	4.2	1,678	5.7
Pennsylvania	1,162,211	3.6	928	3.1
New Jersey (1)	1,031,919	3.2	856	2.9
North Carolina	962,326	3.0	677	2.3
Georgia	885,893	2.7	763	2.6
Arizona (1)	662,069	2.0	564	1.9
Other (2)	9,143,365	28.1	7,903	26.6

Total	$32,558,631	100.0%	29,672	100.0%

(1)	Collection site(s) located in this state.

(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.

(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

(4)	Excluding the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.
Liquidity and Capital Resources
     Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchased property and equipment and working capital. During the three months ended March 31, 2008, we had repayments of $27.4 million to reduce our outstanding Revolving Credit Facility and Term Loan Facility balances while having no borrowings against our Revolving Credit Facility or our Term Loan Facility. In addition, we entered into a new agreement with a third party collecting on our behalf. Under this agreement, we will receive a total cash advance of $7.0 million through November 2009. We received the first installment of $1.5 million in the quarter ended March 31, 2008, and incurred approximately $0.1 million in court cost expenses, which were offset with a portion of the cash advance. A liability equal to the unused cash advance is included in accrued liabilities on the consolidated statements of financial position. The agreement contains performance conditions for both parties and the Company would be required to refund a portion of the cash advance in certain situations.
     Borrowings
     We maintain a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 and was amended on March 10, 2008. Under the terms of the Amended New Credit Agreement, we have a five year $100 million Revolving Credit Facility and a six year $150 million Term Loan Facility. The Amended New Credit Facilities bear interest at prime or up to 125 basis points over prime depending upon our liquidity, as defined in the Amended New Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Amended New Credit Agreement is secured by a first priority lien on all of our assets. The Amended New Credit Agreement also contains certain covenants and restrictions that we must comply with, which, as of March 31, 2008 were:

•	Leverage Ratio (as defined) cannot exceed (i) 1.25 to 1.0 at any time on or before June 29, 2009, (ii) 1.125 to 1.0 at any time on or after June 30, 2009 and on or before December 30, 2010 or (iii) 1.0 to 1.0 at any time thereafter;

•	Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth cannot exceed (i) 3.0 to 1.0 at any time on or before September 29, 2008, (ii) 2.75 to 1.0 at any time on or after September 30, 2008 and on or before December 30, 2008, (iii) 2.5 to 1.0 at any time on or after December 31, 2008 and on or before December 30, 2009, (iv) 2.25 to 1.0 at any time on or after December 31, 2009 and on or before December 30, 2010, (v) 2.0 to 1.0 at any time on or after December 31, 2010 and on or before December 30, 2011 or (vi) 1.5 to 1.0 to any time thereafter; and

•	Consolidated Tangible Net Worth must equal or exceed $80.0 million plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.
     The Amended New Credit Agreement contains a provision that requires us to repay Excess Cash Flow, as defined, to reduce the indebtedness outstanding under our Amended New Credit Agreement. The repayment of our Excess Cash Flow is effective with the issuance of our annual audited consolidated financial statements for fiscal year 2008. The repayment provisions are:
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
     The Amended New Credit Agreement requires us to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the Term Loan.
     We had $163.9 million principal balance outstanding on our Amended New Credit Facilities at March 31, 2008. We have an interest rate swap agreement that hedges a portion of the interest rate expense on the Term Loan Facility. We believe we are in compliance with all terms of the Amended New Credit Agreement as of March 31, 2008.
     Cash Flows
     For the three months ended March 31, 2008, we invested $20.5 million in purchased receivables, net of buybacks, funded with internal cash flow. Our cash balance has increased from $10.5 million at December 31, 2007 to $12.8 million as of March 31, 2008.
     Our operating activities provided cash of $16.7 million and $20.8 million for the three months ended March 31, 2008 and 2007, respectively. Cash provided by operating activities for the three months ended March 31, 2008 and 2007 was generated primarily from net income earned through cash collections as adjusted for the timing of payments in income taxes payable, accounts payable and accrued liabilities as of March 31, 2008 compared to December 31, 2007.
     Investing activities provided cash of $13.6 million and used cash of $11.6 million for the three months ended March 31, 2008 and 2007, respectively. Cash provided by investing activities was primarily due to cash collections applied to principal, net of acquisitions of purchased receivables, which was partially offset by purchases of property and equipment. Cash used for investing purposes in the first quarter of 2007 was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal.
     Financing activities used cash of $28.0 million and $10.7 million for the three months ended March 31, 2008 and 2007, respectively. Cash used by financing activities for the first quarter of 2008 was primarily due to repayments on our Revolving Credit Facility and Term Loan Facility. In addition, cash used by financing activities for the first quarter of 2008 was due to payment of credit facility charges of $0.6 million associated with the amendment of the New Credit Agreement. Furthermore, cash used by financing activities for the first quarter of 2007 was due to the repurchase of 46,604 shares of common stock. The Company exercised its right to buy its shares from former associates at $15.00 per share.
     We believe that cash generated from operations combined with borrowing available under our Amended New Credit Facilities, will be sufficient to fund our operations for the next twelve months, although no assurance can be given in this regard. In the future, if we need additional capital for investment in purchased receivables, working capital or to grow our business or acquire other businesses, we may seek to sell additional equity or debt securities or we may seek to increase the availability under our Revolving Credit Facility.
Future Contractual Cash Obligations
     The following table summarizes our future contractual cash obligations as of March 31, 2008:

	Year Ending December 31,
	2008(3)	2009	2010	2011	2012	Thereafter
Capital lease obligations	$9,186	$—	$—	$—	$—	$—
Operating lease obligations	4,130,351	5,041,677	4,081,043	3,824,311	3,511,471	10,852,626
Purchase agreement (1)	1,655,783	—	—	—	—	—
Purchased receivables (2)	—	—	—	—	—	—
Revolving credit (3)	—	—	—	—	15,000,000	—
Term loan (4)	1,125,000	1,500,000	1,500,000	1,500,000	1,500,000	141,750,000

Total	$6,920,320	$6,541,677	$5,581,043	$5,324,311	$20,011,471	$152,602,626

(1)	In 2007, we signed a new software agreement with BSI eSolutions, LLC and initiated a project to install Cogent, a new collection platform. We have a contractual commitment to purchase $1.7 million in additional software during 2008. In addition, we expect to spend approximately $3.3 million over the next two years to fully implement this software. Costs will be capitalized in accordance with the guidance in SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. This project is funded with cash from operations and borrowings on our Revolving Credit Facility.

(2)	During 2008, we renewed eight forward flow contracts as well as maintained two on-going forward flow contracts that commit us to purchase receivables for a fixed percentage of the face amount of the receivables. Eight forward flow contracts have terms beyond March 31, 2008 with the last contract expiring in December 2008. Eight forward flow contracts have estimated monthly purchases of approximately $3.9 million, depending upon circumstances, and the other two on-going forward flow contracts have estimated monthly purchases of approximately $12,300 over the next twelve months.

(3)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the Amended New Credit Agreement.

(4)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in June 2013.
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
     Application of the interest method of accounting requires the use of estimates, primarily estimated remaining collections, to calculate a projected IRR for each pool. These estimates are primarily based on historical cash collections. If future cash collections are materially different in amount or timing than the remaining collections estimate, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact on yields and revenues. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and may result in an impairment being recorded.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk relates to the interest rate risk with our Amended New Credit Facilities. We may periodically enter into interest rate swap agreements to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Amended New Credit Facilities were $163.9 million and $191.3 million as of March 31, 2008 and December 31, 2007, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125 million. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25 million. The outstanding unhedged borrowings on our Amended New Credit Facilities were $38.9 million as of March 31, 2008, consisting of $15.0 million outstanding on the Revolving Credit Facility and $23.9 million outstanding on the term loan facility. Interest rates on unhedged borrowings may be based on the Prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates, interest expense would have increased approximately $0.3 million on the unhedged borrowings for the three months ended March 31, 2008.
     The hedged borrowings on our Amended New Credit Facilities were $125.0 million at March 31, 2008. For the quarter ended March 31, 2008, the swap was determined to be highly effective in hedging against fluctuations in variable interest rates associated with the underlying debt. Interest rates have decreased since we entered into our swap agreement, reducing the fair value and resulting in a liability balance. Additional declines in interest rates will further reduce the fair value, while increasing interest rates will increase the fair value. As of March 31, 2008, the Company does not have any fair value hedges.
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
     There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 6. Exhibits

Exhibit
Number	Description
10.1	First Amendment to Credit Agreement dated as of June 5, 2007, between Asset Acceptance Capital Corp. and JPMorgan Chase Bank, N.A. and other lenders (Incorporated by reference to Exhibit 10.1 included in Current Report on Form 8-K filed on March 11, 2008)

10.2*	2008 Annual Incentive Compensation Plan for Management (Portions of this document have been omitted pursuant to a request for confidential treatment)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2008.

ASSET ACCEPTANCE CAPITAL CORP.

Date: May 1, 2008	By:	/s/ Nathaniel F. Bradley IV

Nathaniel F. Bradley IV
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2008	By:	/s/ Mark A. Redman

Mark A. Redman
Senior Vice President-Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)