Form 10-Q
period 2008-06-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2008-08-06
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 25, 2008, 30,542,927 shares of the Registrant’s common stock were outstanding.

ASSET ACCEPTANCE CAPITAL CORP.

Quarterly Report on Form 10-Q

		Page
	PART I – Financial Information
Item 1.	Consolidated Financial Statements (unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	36
	PART II – Other Information
Item 1.	Legal Proceedings	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 6.	Exhibits	37
Signatures		38
Exhibits:

10.1    First Amendment to the Lease Agreement dated as of April 11, 2008, between Asset Acceptance, LLC and Northpoint Atrium Office Building, Ltd. (Incorporated by reference to Exhibit 10.1 included in the Current Report on Form 8-K filed on May 6, 2008)

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

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash	$9,159,212	$10,474,479
Purchased receivables, net	355,647,646	346,198,900
Income taxes receivable	3,224,535	3,424,788
Property and equipment, net	13,926,234	11,006,658
Goodwill and other intangible assets	16,880,471	17,464,688
Other assets	6,290,707	6,083,211

Total assets	$405,128,805	$394,652,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$4,108,450	$3,377,068
Accrued liabilities	18,950,606	17,423,378
Notes payable	189,500,000	191,250,000
Deferred tax liability, net	60,563,459	60,164,784
Capital lease obligations	4,475	18,242

Total liabilities	$273,126,990	$272,233,472

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,119,597 at June 30, 2008 and December 31, 2007, respectively	331,196	331,196
Additional paid in capital	146,348,892	145,610,742
Retained earnings	28,367,100	19,465,118
Accumulated other comprehensive loss, net of tax	(2,069,444)	(2,012,127)
Common stock in treasury; at cost, 2,576,670 and 2,551,556 shares at June 30, 2008 and December 31, 2007, respectively	(40,975,929)	(40,975,677)

Total stockholders’ equity	132,001,815	122,419,252

Total liabilities and stockholders’ equity	$405,128,805	$394,652,724

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
Purchased receivable revenues, net	$56,208,679	$65,514,898	$119,931,367	$132,296,932
Gain on sale of purchased receivables	5,935	—	165,040	—
Other revenues, net	264,885	350,976	737,822	874,969

Total revenues	56,479,499	65,865,874	120,834,229	133,171,901

Expenses
Salaries and benefits	20,735,930	20,952,579	42,666,895	43,401,034
Collections expense	23,133,891	23,709,050	45,230,572	46,778,990
Occupancy	1,928,829	2,307,643	3,856,317	4,647,028
Administrative	2,950,819	3,281,103	5,618,971	5,494,459
Restructuring charges	—	328,925	—	477,036
Depreciation and amortization	921,970	1,079,374	1,949,774	2,168,266
Impairment of intangible assets	—	—	445,651	—
Loss on disposal of equipment	3,900	6,714	9,483	1,299

Total operating expenses	49,675,339	51,665,388	99,777,663	102,968,112

Income from operations	6,804,160	14,200,486	21,056,566	30,203,789
Other income (expense)
Interest income	6,778	206,397	30,029	222,124
Interest expense	(3,250,063)	(1,138,562)	(6,594,660)	(1,402,380)
Other	(1,650)	10,256	16,333	22,465

Income before income taxes	3,559,225	13,278,577	14,508,268	29,045,998
Income taxes	1,435,067	4,999,412	5,606,286	10,915,580

Net income	$2,124,158	$8,279,165	$8,901,982	$18,130,418

Weighted-average number of shares:
Basic	30,561,421	34,279,507	30,557,220	34,498,008
Diluted	30,606,807	34,293,511	30,586,249	34,508,368
Earnings per common share outstanding:
Basic	$0.07	$0.24	$0.29	$0.53
Diluted	$0.07	$0.24	$0.29	$0.53

Dividends declared per common share	$—	$2.45	$—	$2.45

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$8,901,982	$18,130,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,949,774	2,168,266
Deferred income taxes	428,777	1,895,917
Share-based compensation expense	737,898	1,076,038
Net impairment of purchased receivables	5,353,450	9,616,200
Non-cash revenue	(316,269)	(684,940)
Loss on disposal of equipment	9,483	1,299
Gain on sale of purchased receivables	(165,040)	—
Impairment of intangible assets	445,651	—
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	2,171,191	3,659,597
Increase (decrease) in other assets	453,080	(3,334,412)
Decrease in income taxes receivable	200,253	212,963

Net cash provided by operating activities	20,170,230	32,741,346

Cash flows from investing activities
Investment in purchased receivables, net of buy backs	(84,976,768)	(73,511,945)
Principal collected on purchased receivables	70,488,476	50,057,179
Proceeds from the sale of purchased receivables	167,405	—
Purchase of property and equipment	(4,742,783)	(770,485)
Proceeds from the sale of property and equipment	2,515	4,807

Net cash used in investing activities	(19,061,155)	(24,220,444)

Cash flows from financing activities
Borrowings under notes payable	57,000,000	199,000,000
Repayment of notes payable	(58,750,000)	(54,000,000)
Payment of credit facility charges	(660,575)	—
Repayment of capital lease obligations	(13,767)	(36,896)
Repurchase of common stock	—	(78,743,296)

Net cash (used in) provided by financing activities	(2,424,342)	66,219,808

Net (decrease) increase in cash	(1,315,267)	74,740,710
Cash at beginning of period	10,474,479	11,307,451

Cash at end of period	$9,159,212	$86,048,161

Supplemental disclosure of cash flow information
Cash paid for interest	$6,502,385	$484,377
Cash paid for income taxes	4,993,390	8,826,290
Non-cash investing and financing activities:
Accrual for dividends payable	—	74,845,716
Accrual for common stock repurchases from former employees	—	1,947,270
Accrual for tender offer transaction costs	—	941,914
Change in fair value of swap liability	(87,419)	—
Change in unrealized loss on cash flow hedge	(57,317)	—

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, income and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2008 and its income for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007, and all adjustments were of a normal recurring nature. The income of the Company for the three and six months ended June 30, 2008 and 2007 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Reporting Entity

The consolidated financial statements include the accounts of Asset Acceptance Capital Corp. consisting of direct and indirect subsidiaries AAC Investors, Inc., RBR Holding Corp., Asset Acceptance Holdings, LLC, Asset Acceptance, LLC, Consumer Credit, LLC and Premium Asset Recovery Corporation. Rx Acquisitions, LLC was merged into an affiliate company during the three months ended June 30, 2008. All significant intercompany balances and transactions have been eliminated in consolidation. The Company currently has two operating segments, one for purchased receivables and one for finance contract receivables. The finance contract receivables operating segment is not material and therefore is not disclosed separately from the purchased receivables segment.

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

Collections on each static pool are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. The actual life of each pool may vary, but pools generally amortize between 36 and 84 months depending on the expected collection period. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical trends to determine whether it is performing as expected. This comparison is used to determine future estimated cash flows. If the revised cash flow estimates are greater than the original estimates, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If the cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

The cost recovery method prescribed by SOP 03-3 is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had a yield assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of June 30, 2008, the Company had 75 unamortized pools on the cost recovery method, including all healthcare pools, with an aggregate carrying value of $17,845,691 or about 5.0% of the total carrying value of all purchased receivables. The Company had 51 unamortized pools on the cost recovery method with an aggregate carrying value of $26,939,749, or about 7.8% of the total carrying value of all purchased receivables as of December 31, 2007.

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

Periodically the Company will sell, on a non-recourse basis, all or a portion of a pool to third parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and carrying value, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of SFAS 125”, as amended. The agreements to sell receivables typically include general representations and warranties. Any accounts returned to the Company under these representations and warranties, and during the negotiated time frame, are netted against any “gains on sale of purchased receivables” or if they exceed the total reported gains for the period as a “loss on sale of purchased receivables”, which would be accrued for if material to the consolidated financial statements.

Changes in purchased receivable portfolios for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Beginning balance	$330,127,109	$307,983,677	$346,198,900	$300,840,508
Investment in purchased receivables, net of buybacks	64,504,740	37,297,460	84,976,768	73,511,945
Cost of sale of purchased receivables, net of returns	(139)	—	(2,365)	—
Cash collections	(95,192,743)	(95,432,021)	(195,457,024)	(191,285,371)
Purchased receivable revenues	56,208,679	65,514,898	119,931,367	132,296,932

Ending balance	$355,647,646	$315,364,014	$355,647,646	$315,364,014

Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of the purchased receivables. Changes in accretable yield for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Beginning balance (1)	$500,290,821	$409,098,137	$559,605,071	$417,690,314
Revenue recognized on purchased receivables	(56,208,679)	(65,514,898)	(119,931,367)	(132,296,932)
Additions due to purchases during the period	95,018,199	43,821,969	114,901,367	82,193,388
Reclassifications from nonaccretable yield	23,721,117	9,373,440	8,246,387	29,191,878

Ending balance (2)	$562,821,458	$396,778,648	$562,821,458	$396,778,648

(1)	The balances are based on the estimated remaining collections, which refers to the sum of all future projected cash collections on our owned portfolios. The January 1, 2008 beginning balance reflects the extension of certain portfolios’ lives from 60 to 84 months during 2007.
(2)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Please refer to Forward-Looking Statements on page 19 and Critical Accounting Policies on page 34 for further information regarding these estimates.

Cash collections for the three months and six months ended June 30, 2008 and 2007 include collections from fully amortized pools of which 100% of the collections were reported as revenue. Cash collections from fully amortized pools were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cash collections from fully amortized pools:
Amortizing before the end of their expected life	$7,726,429	$7,319,465	$16,190,997	$11,618,631
Amortizing after their expected life	11,169,647	13,080,727	23,774,901	25,752,680
Accounted under the cost recovery method	1,403,905	1,445,781	2,580,433	2,931,134

Total cash collections from fully amortized pools	$20,299,981	$21,845,973	$42,546,331	$40,302,445

Changes in purchased receivables portfolios under the cost recovery method for the three months and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008 (1)	2007	2008 (1)	2007
Portfolios under the cost recovery method:
Beginning balance	$21,080,151	$7,759,358	$26,991,102	$7,246,315
Addition of portfolios	3,031,794	1,642,153	5,100,980	3,615,481
Buybacks, impairments and resales adjustments	(341,486)	(10,622)	(1,059,558)	(802,722)
Cash collections on all portfolios under the cost recovery method until fully amortized	(5,924,768)	(1,822,314)	(13,186,833)	(2,490,499)

Ending balance	$17,845,691	$7,568,575	$17,845,691	$7,568,575

(1)	The 2008 beginning and ending balances include the first quarter of 2005 aggregate and all healthcare portfolios. The carrying values of the first quarter of 2005 aggregate and all healthcare portfolios were $6,854,002 and $8,042,869, respectively, of the total carrying value of purchased receivables as of June 30, 2008. The carrying values of the first quarter of 2005 aggregate and all healthcare portfolios were $11,969,159 and $8,642,919, respectively, of the total carrying value of purchased receivables as of December 31, 2007.

During the three and six months ended June 30, 2008, the Company recorded net impairments of $4,969,167 and $5,353,450, respectively, related to its purchased receivables. The Company recorded net impairments of $5,143,100 and $9,616,200 during the three and six months ended June 30, 2007, respectively. The net impairments reduced revenue and the carrying value of the purchased receivable portfolios. Changes in the purchased receivables valuation allowance for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Beginning balance	$61,239,905	$43,825,155	$62,091,755	$39,714,055
Impairments	5,810,417	5,320,000	7,605,950	10,034,000
Reversal of impairments	(841,250)	(176,900)	(2,252,500)	(417,800)
Deductions (1)	(23,417)	(552,600)	(1,259,550)	(914,600)

Ending balance	$66,185,655	$48,415,655	$66,185,655	$48,415,655

(1)	Deductions represent impairments on fully amortized purchased receivable portfolios that were written-off and cannot be reversed.

Seasonality

Collections within portfolios tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenue recognized is relatively level, excluding the impact of impairments, due to the application of the provisions prescribed by SOP 03-3. In addition, the Company’s operating results may be affected to a lesser extent by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and loading these receivables into the Company’s systems. Consequently, income and margins may fluctuate from quarter to quarter.

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company records the gross proceeds received by the unaffiliated third parties as cash collections. The Company includes the reimbursement of certain legal and other costs as cash collections. The Company records the percentage of the gross cash collections paid to the third parties as a component of collections expense. The percent of gross cash collections from such third party relationships were 29.0% and 24.9% for the three months ended June 30, 2008 and 2007, respectively, and 28.9% and 24.4% for the six months ended June 30, 2008 and 2007, respectively.

Accrued Liabilities

As of June 30, 2008 and December 31, 2007, the totals of accrued liabilities were $18,950,606 and $17,423,378, respectively. The details of the balances are identified in the following table.

	June 30, 2008	December 31, 2007
Accrued payroll, benefits and bonuses	$7,891,061	$7,271,593
Deferred rent	3,574,896	3,754,365
Fair value of derivative instruments	3,213,422	3,126,003
Accrued general and administrative expenses	3,103,130	2,003,463
Accrued interest expense	825,483	974,900
Deferred credits (cash advance)	147,289	—
Other accrued expenses	195,325	293,054

Total accrued liabilities	$18,950,606	$17,423,378

Concentration of Risk

For the three and six months ended June 30, 2008, the Company invested 69.4% and 56.6%, respectively, in purchased receivables from its top three sellers. For the three and six months ended June 30, 2007, the Company invested 68.2% and 56.3%, respectively, in purchased receivables from its top three sellers. One seller is included in the top three in both of the three-month and six-month periods.

Interest Expense

Interest expense included interest on the Company’s credit facilities, unused facility fees and amortization of capitalized bank fees. Interest expense of $20,501 and $40,270 related to software development for internal use was capitalized in the three and six months ended June 2008, respectively. There was no interest expense related to software development for internal use capitalized in the three and six months ended June 2007.

Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding. Diluted weighted-average shares outstanding at June 30, 2008 and 2007 included 29,029 and 10,360 dilutive shares, respectively, related to outstanding options, deferred stock units, restricted shares and restricted share units (the “Share-Based Awards”). There were 677,991 and 354,499 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value exceeded the market price of the Company’s stock at June 30, 2008 and 2007, respectively. As such, they were anti-dilutive.

Goodwill and Other Intangible Assets

Intangible assets with finite lives arising from business combinations are amortized over their estimated useful lives, ranging from five to seven years, using the straight-line and double-declining methods. As prescribed by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and trademark and trade names with indefinite lives are not amortized. Goodwill and other intangible assets are reviewed annually to assess recoverability or more frequently if impairment indicators are present, in accordance with SFAS 142. Impairment charges are recorded for intangible assets when the estimated fair value is less than the carrying value of that asset. During the six months ended June 30, 2008, the Company decided to no longer service medical receivables on a contingent fee basis. As a result, the Company recognized an impairment charge of $445,651, the net carrying value of intangible assets for customer contracts and relationships associated with the contingent collection business. This impairment is recorded in “Impairment of intangible assets” in the consolidated statements of income.

Comprehensive Income

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. The Company’s only component of comprehensive income other than net income is the change in unrealized gain or loss on derivatives qualifying as cash flow hedges, net of income taxes. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the accompanying consolidated statements of financial position as accumulated other comprehensive loss, net of income taxes. The accumulated other comprehensive income (loss), net of tax for the three and six months ended June 30, 2008 is presented in the following table:

	Three months ended June 30, 2008	Six months ended June 30, 2008

Opening balance	$(4,186,135)	$(2,012,127)
Change	2,116,691	(57,317)

Ending balance	$(2,069,444)	$(2,069,444)

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Recently Issued Accounting Pronouncements

SFAS No. 141 (R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”,

(“SFAS 160”). These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited, thus the provisions of these pronouncements will be effective for the Company in fiscal year 2009. The Company is currently evaluating the potential impact of SFAS 141(R) and SFAS 160 on its consolidated statements of financial position, income and cash flows.

SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. The Company is currently evaluating what impact SFAS 161 will have on its consolidated statements of financial position, income and cash flows.

FASB Staff Position 142-3 “Determination of the Useful Life of Intangible Assets”

In April 2008, the FASB issued Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating what impact FSP 142-3 will have on its consolidated statements of financial position, income and cash flows.

2. Recapitalization

On April 24, 2007, the Company announced a recapitalization plan (the “Recapitalization Plan”) to return $150,000,000 to the Company’s shareholders. Pursuant to the Recapitalization Plan, on June 12, 2007, the Company completed a modified “Dutch auction” tender offer, resulting in the repurchase of approximately 1,982,250 of the Company’s common shares for an aggregate purchase price of $37,167,188, or $18.75 per share.

On June 28, 2007, under a repurchase agreement announced on April 24, 2007, the Company purchased shares from (i) its largest shareholder, (ii) its Chairman, President and Chief Executive Officer, and (iii) its Senior Vice President and Chief Financial Officer. These shareholders elected not to tender any shares in the tender offer and the repurchase agreement allowed them to maintain their pro rata beneficial ownership interest in the Company after giving effect to the tender offer and purchases under the repurchase agreement. The Company repurchased 2,017,750 common shares from these shareholders for an aggregate price of $37,832,813, or $18.75 per share.

On June 18, 2007, the Company’s Board of Directors declared a special one-time cash dividend of $2.45 per share, or $74,891,700 in aggregate, which was paid on July 31, 2007 to holders of record on July 19, 2007.

In order to fund these transactions, the Company obtained a $150,000,000 term loan through a new credit agreement, (the “New Credit Agreement”) aggregating $250,000,000, which was funded on June 12, 2007, and terminated its former credit agreement. Refer to Note 3, “Notes Payable” for further information.

As a result of the payment of the special one-time cash dividend, the Company adjusted the number of deferred stock units, as well as the exercise price and number of outstanding stock options issued under the 2004 stock incentive plan, as amended, in order to avoid dilution to holders of the deferred stock units and outstanding stock options. Refer to Note 6, “Share-Based Compensation” for further information.

During the quarter ended June 30, 2007, the Company incurred $1,100,085 in transaction costs associated with the Dutch auction tender offer and recorded these costs as a reduction in stockholders’ equity. In addition, the Company incurred $2,315,710 in fees, which were recorded as a deferred financing cost and included in other assets in the consolidated statements of financial position.

During the three and six months ended June 30, 2008, the Company recorded interest expense of $3,114,541 and $6,349,592, respectively, in connection with borrowings under the New Credit Agreement. In addition, the Company amortized $155,817 and $284,935 in deferred financing costs for the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2007, the Company recorded interest expense of $825,791 and $1,031,444, respectively, in connection with borrowings under the former credit agreement and New Credit Agreement. The Company also amortized $305,488 and $362,432 in deferred financing costs for the three and six months ended June 30, 2007, respectively.

3. Notes Payable

The New Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 was amended on March 10, 2008 (the “Amended New Credit Agreement”). Under the terms of the Amended New Credit Agreement, the Company has a five-year $100,000,000 revolving credit facility (the “Revolving Credit Facility”) and a six-year $150,000,000 term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Amended New Credit Facilities”). The Amended New Credit Facilities bear interest at prime or up to 125 basis points over prime depending upon the Company’s liquidity, as defined in the Amended New Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month contracts based on the London Inter Bank Offer Rate (“LIBOR”) at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25,000,000 increase as well as sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans. The Amended New Credit Agreement is secured by a first priority lien on all of the Company’s assets. The Amended New Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of June 30, 2008 were:

•

Leverage Ratio (as defined) cannot exceed (i) 1.25 to 1.0 at any time on or before June 29, 2009, (ii) 1.125 to 1.0 at any time on or after June 30, 2009 and on or before December 30, 2010 or (iii) 1.0 to 1.0 at any time thereafter;

•

Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth cannot exceed (i) 3.0 to 1.0 at any time on or before September 29, 2008, (ii) 2.75 to 1.0 at any time on or after September 30, 2008 and on or before December 30, 2008, (iii) 2.5 to 1.0 at any time on or after December 31, 2008 and on or before December 30, 2009, (iv) 2.25 to 1.0 at any time on or after December 31, 2009 and on or before December 30, 2010, (v) 2.0 to 1.0 at any time on or after December 31, 2010 and on or before December 30, 2011 or (vi) 1.5 to 1.0 to any time thereafter; and

•

Consolidated Tangible Net Worth must equal or exceed $80,000,000 plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.

The Amended New Credit Agreement contains a provision that requires the Company to repay Excess Cash Flow, as defined, to reduce the indebtedness outstanding under its Amended New Credit Agreement. The annual repayment of the Company’s Excess Cash Flow is effective with the issuance of our audited consolidated financial statements for fiscal year 2008. The repayment provisions are:

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

The Amended New Credit Agreement requires the Company to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the Term Loan Facility. Refer to Note 4, “Derivative Financial Instruments” for additional information.

The Company had $189,500,000 and $191,250,000 principal balance outstanding on its Amended New Credit Facilities at June 30, 2008 and December 31, 2007, respectively, of which $148,500,000 and $149,250,000 was part of the Term Loan Facility at June 30, 2008 and December 31, 2007, respectively, and $41,000,000 and $42,000,000 was part of the Revolving Credit Facility, respectively. The Term Loan Facility requires quarterly repayments totaling $1,500,000 annually until March 2013 with the remaining balance due in June 2013.

The Company believes it is in compliance with all terms of the Amended New Credit Agreement as of June 30, 2008.

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

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap is $125,000,000. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25,000,000. This swap agreement expires on September 13, 2012.

The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge, and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income in the consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in other income (expense). For the three and six months ended June 30, 2008, the ineffective portion of the change in fair value of the derivative recorded in earnings was $610 and $1,409, respectively. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of June 30, 2008, the Company does not have any fair value hedges.

The fair value of the Company’s cash flow hedge has been recorded as a liability and is included with accrued liabilities in the consolidated statements of financial position. The fair value of the liability was $3,213,422 and $3,126,003 at June 30, 2008 and December 31, 2007, respectively. Changes in fair value were recorded as an adjustment to other comprehensive income, net of tax, of $2,069,444 and $2,012,127 at June 30, 2008 and December 31, 2007, respectively. Amounts in other comprehensive income will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. The Company does not expect to reclassify any amount currently included in other comprehensive income into earnings within the next 12 months.

5. Property and Equipment

Property and equipment, having estimated useful lives ranging from three to ten years, consisted of the following:

	June 30, 2008	December 31, 2007
Computers and software	$17,245,588	$12,838,395
Furniture and fixtures	10,296,031	10,074,927
Leasehold improvements	2,251,969	2,156,864
Equipment under capital lease	61,528	133,063
Automobiles	51,709	51,709

Total property and equipment, cost	29,906,825	25,254,958
Less accumulated depreciation	(15,980,591)	(14,248,300)

Property and equipment, net	$13,926,234	$11,006,658

6. Share-Based Compensation

The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company has reserved 3,700,000 shares of common stock for issuance in conjunction with all options and other stock-based awards to be granted under the plan. The purpose of the plan is (1) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (2) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock. The Company records share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation”.

The Company amended its Stock Incentive Plan in May 2007 to expand an anti-dilution provision of the plan. The additional compensation expense resulting from the amendment to the Stock Incentive Plan for the three months ended June 30, 2008 and 2007 was $2,790 and $491,925, respectively, and was $3,803 and $491,925 for the six months ended June 30, 2008 and 2007, respectively.

As discussed in Note 2, “Recapitalization”, the Company commenced a recapitalization transaction, including declaration of a special one-time cash dividend, in the quarter ended June 30, 2007. The payment of the special one-time cash dividend resulted in an increase in the number of deferred stock units outstanding and a change to the exercise price and number of outstanding stock options under the anti-dilution provisions of the Stock Incentive Plan. The methodology used to adjust the awards was consistent with Internal Revenue Code Section 409A and 424 and the proposed regulations promulgated therein, compliance with which was necessary to avoid adverse tax issues for the holders of awards. Such methodology also results in the fair value of the adjusted awards post-dividend to be equal to that of the unadjusted awards pre-dividend, with the result that there is no additional compensation expense in accordance with accounting for modifications to awards under SFAS 123(R).

Based on historical experience, the Company used an annual forfeiture rate of 15% for associate grants. Grants made to non-associate directors have no forfeiture rates associated with them due to immediate vesting of grants to this group.

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

Options issue year:	2008	2007
Expected volatility	46.50%	45.30% - 46.92%
Expected dividends	0.00%	0.00%
Expected term	5 Years	5 Years
Risk-free rate	3.09%	3.42% - 4.98%

As of June 30, 2008, the Company had options outstanding for 712,991 shares of its common stock under the 2004 stock incentive plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. The options granted to key associates generally vest between one and five years from the grant date, whereas the options granted to non-associate directors generally vest immediately. The fair values of the stock options are expensed on a straight-line basis over the vesting period. The related expense for the three months ended June 30, 2008 included $205,045 in administrative expenses for non-associates directors and $73,576 in salaries and benefits for associates. The related expense for the three months ended June 30, 2007 included $1,095,473 in administrative expenses for non-associates directors and $18,839 in salaries and benefits for associates. The related expense for the six months ended June 30, 2008 included $205,045 in administrative expenses for non-associates directors and $124,746 in salaries and benefits for associates. The related expense for the six months ended June 30, 2007 included $1,102,038 in administrative expenses for non-associate directors and $37,662 in salaries and benefits for associates. The total tax benefit recognized in the consolidated statements of income was $127,299 and $428,527 for the six months ended June 30, 2008 and 2007, respectively. The following summarizes all stock option related transactions from January 1, 2008 through June 30, 2008.

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
January 1, 2008	691,599	$14.03
Granted	42,500	13.21
Forfeited	(21,108)	17.13

Outstanding at June 30, 2008	712,991	13.89	8.01	$594,788

Exercisable at June 30, 2008	457,630	$16.01	7.42	$—

The weighted-average fair value of the options granted during the six months ended June 30, 2008 and 2007 was $5.86 and $6.60 (as adjusted to reflect the impact of the special one-time cash dividend paid on July 31, 2007), respectively. No options were exercised during the six months ended June 30, 2008 and 2007.

As of June 30, 2008, there was $993,244 of total unrecognized compensation expense related to nonvested stock options granted under the stock incentive plan. The unrecognized compensation expense is comprised of $881,992 for options expected to vest and $111,252 for options not expected to vest. The unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 3.18 years.

Deferred Stock Units

As of June 30, 2008, the Company had granted 14,537 deferred stock units (“DSUs”) to non-associate directors under the Company’s 2004 Stock Incentive Plan. DSUs represent the Company’s obligation to deliver one share of common stock for each unit at a later date elected by the Director, such as when the Director’s service on the Board ends. DSUs have no vesting provisions and are not subject to forfeiture. DSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional DSUs. The value of each DSU is equal to the market price of the Company’s stock at the date of grant.

The fair value of the DSUs granted during the six months ended June 30, 2008 were expensed immediately to correspond with the vesting schedule. The related expense for the three months ended June 30, 2008 and 2007 included $31,255 and $32,466 in administrative expenses, respectively. The related expense for the six months ended June 30, 2008 and 2007 included $62,513 and $56,254 in administrative expenses, respectively.

The following summarizes all DSU related transactions from January 1, 2008 through June 30, 2008.

	DSUs	Weighted-Average Grant-Date Fair Value
January 1, 2008	8,965	$13.44
Granted	5,572	11.22

June 30, 2008	14,537	$12.59

As of June 30, 2008, there was no unrecognized expense related to nonvested DSUs.

Restricted Shares

The Company grants restricted shares and restricted share units (restricted shares and restricted share units are referred to as “RSUs”) to key associates and non-associate directors under the Stock Incentive Plan. Each RSU is equal to one share of the Company’s common stock. As of June 30, 2008, the Company had RSUs outstanding for 274,565 shares of its common stock. The value of the RSUs is equal to the market price of the Company’s stock at the date of grant. The RSUs granted to associates generally vest over two to four years, based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the non-associate director terminates his or her board service.

The fair value of the RSUs is expensed on a straight-line basis over the vesting period based on the number of RSUs that are expected to vest. For RSUs with performance conditions, if goals are not expected to be met, the compensation expense previously recognized is reversed. The related expense for the three months ended June 30, 2008 included $154,147 in administrative expenses for non-associate directors and $27,443 in salaries and benefits for associates, which included a reversal of $99,240 for RSUs not expected to vest. Salaries and benefits expense for the three months ended June 30, 2007 included a reversal of $164,884 for RSUs not expected to vest. The related expense for the six months ended June 30, 2008 included $154,147 in administrative expenses for non-associate directors and $191,447 in salaries and benefits for associates, which included a reversal of $99,240 for RSUs not expected to vest. The related amount for the six months ended June 30, 2007 included a reversal of $119,916 for RSUs not expected to vest.

The following summarizes all RSU related transactions from January 1, 2008 through June 30, 2008.

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	290,760	$11.12
Granted	14,169	13.21
Forfeited	(30,364)	18.88

Nonvested at June 30, 2008	274,565	$10.37

As of June 30, 2008, there were $2,325,766 of total unrecognized expense related to nonvested RSU’s. The total unrecognized expense is comprised of $1,234,543 for RSUs expected to vest and $1,091,223 for shares not expected to vest. The unrecognized compensation expense for RSU’s expected to vest is expected to be recognized over a period of 2.71 years. There were 11,669 nonvested RSUs included in administrative expenses as of June 30, 2008 since the requisite service had been rendered.

7. Contingencies and Commitments

Litigation Contingencies

The Company is involved in certain legal matters that management considers incidental to its business. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The company recognizes expense for defense costs when incurred.

Management has evaluated pending and threatened litigation against the Company as of June 30, 2008 and does not believe its exposure to be material.

Other Contingencies

During the first quarter of 2008, the Company entered into an agreement with a third party collecting on its behalf. Under this agreement, the Company will receive a total cash advance of $7,000,000, in varying installments, through November 2009. The Company received $2,500,000 through June 30, 2008, and incurred $2,352,711 in court cost expenses, which were offset against a portion of the cash advance. A liability equal to the unused cash advance is included in accrued liabilities in the consolidated statements of financial position.

The agreement contains performance conditions for both parties and the Company may be required to refund a portion of the cash advance in certain situations.

8. Income Taxes

The Company recorded an income tax provision of $1,435,067 and $4,999,412 for the three months ended June 30, 2008 and 2007, respectively, and $5,606,286 and $10,915,580 for the six months ended June 30, 2008 and 2007, respectively. The provision for income tax expense reflects an effective income tax rate of 40.3% and 37.7% for the three months ended June 30, 2008 and 2007, respectively, and 38.6% and 37.6% for the six months ended June 30, 2008 and 2007, respectively.

The Company records interest and penalties related to unrecognized tax benefits as income tax expense. Interest and penalties related to the Company’s uncertain tax positions at June 30, 2008 were not significant.

The federal income tax returns of the Company for 2004, 2005, 2006, and 2007 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The significant state income tax returns of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years.

9. Fair Value

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. According to FASB Staff Position No. FAS 157-2, the application of SFAS 157 to certain non-financial assets and liabilities is deferred to fiscal years beginning after November 15, 2008. The Company’s goodwill and other indefinite-lived intangible assets are measured at fair value on a recurring basis for impairment assessment. The deferral of SFAS 157 applies to these items.

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated statements of financial position, income or cash flows. The Company has chosen not to adopt SFAS No. 159, “Fair Value Option” (“SFAS 159”). SFAS 159 allows entities to choose to measure eligible financial instruments and certain other items at fair value, that are not otherwise required to be measured at fair value.

As required under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 –	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 –	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 –	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.

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

Purchased Receivables

The Company initially records purchased receivables at cost, which is discounted from the contractual receivable balance. The ending balance of the purchased receivables is reduced as cash is received based upon the guidance of PB6 and SOP 03-3. The carrying value of receivables was $355,647,646 and $346,198,900 at June 30, 2008 and December 31, 2007, respectively. The Company computes fair value of these receivables by discounting the future cash flows generated by its forecasting model using an adjusted weighted average cost of capital, reflective of other market participants cost of capital. The fair value of the purchased receivables approximated carrying value at both June 30, 2008 and December 31, 2007.

Credit Facilities

         The Company’s Amended New Credit Facilities had carrying amounts of $189,500,000 and $191,250,000 as of June 30, 2008 and December 31, 2007, respectively. The Company computed the approximate fair value of the Amended New Credit Facilities to be $159,661,383 and $158,652,946 as of June 30, 2008 and December 31, 2007, respectively. The fair value of the Company’s Amended New Credit Facilities is based on borrowing rates currently available to the Company and similar market participants.

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

The prices we paid for charged-off accounts receivable portfolios (“paper”) had steadily increased from 2002 through mid 2007. During the latter half of 2007, the prices we paid for comparable paper began to decline. This decline continued into 2008, but prices remain at elevated levels compared to historical low prices that existed from 2000 to 2002. We believe the primary reason for the continued decline in pricing is largely a result of macro-economic factors resulting from the expectation of a decline in the consumers’ ability to repay their current obligations as well as their past due debts. Macro-economic factors include reduced availability of credit, falling real estate values, higher food and energy prices, increased unemployment and other factors (“macro-economic factors”). In addition, we believe that some competitors are experiencing their own liquidity crises as their ability to fund portfolio purchases has been reduced when compared to much of the time since our initial public offering in 2004. We believe that increases in charged-off rates being experienced by major credit card issuers is leading to an increase in supply of receivables available for sale. Reduced competition and increased supply may contribute to reduced pricing.

During the six months ended June 30, 2008, we invested $87.6 million (net of buybacks) in paper, with an aggregate face value of $2.5 billion, or 3.53% of face value. In the six months ended June 30, 2007, we invested $73.8 million (net of buybacks through June 30, 2008) in paper, with an aggregate face amount of $1.9 billion, or 3.94% of face value. Our debt purchasing metrics (dollars invested, face amount, average purchase price, types of paper and sources of paper) may vary significantly from quarter to quarter.

During the second quarter of 2008, our cash collections declined by $0.2 million from the year ago period to $95.2 million. This is our first year over year decline in quarterly cash collections since we went public in 2004. The second quarter 2008 decline in cash collections when compared to the same period of 2007 follows growth in cash collections during the first quarter of 2008 of 4.6% compared to the first quarter 2007 and growth for the full year 2007 of 8.9% when compared to the full year 2006. We believe that the decline in cash collections is primarily a result of two factors. First, a more difficult collection environment attributable to macro-economic factors is leading to reduced collection results on all vintages and types of paper. We expect this more difficult collections environment to continue and are addressing our collection tactics and operations to deal with the current economic environment. Second, we believe our robust purchasing activity since the fourth quarter of 2006 has outpaced our staffing of account representatives to collect on this newly acquired paper which may be leading to reduced collection results particularly on older vintages of paper. We are addressing what we believe to be a capacity constraint on collections by forwarding more accounts to our agency network for collection on our behalf. We increased the volume of accounts being forwarded in the second quarter of 2008 and expect additional cash collections to be generated from this initiative in the second half of 2008. The increased forwarding activities may result in lower productivity of our in-house collections staff, but improve overall collections. Over the long term, we expect to increase our in-house staffing to better align with our inventory of paper.

Net income for the six months ended June 30, 2008 was $8.9 million, a decline of 50.9% from $18.1 million for the six months ended June 30, 2007. Contributing to our decline in net income was higher amortization of purchased receivables in determining purchased receivable revenues and increased interest expense that we incurred subsequent to the recapitalization transaction completed in July 2007. Cash collections increased by $4.2 million or 2.2% to $195.5 million for the six months ended June 30, 2008 compared to $191.3 million for the six months ended June 30, 2007. Despite the $4.2 million increase in cash collections, purchased receivable revenues declined by $12.4 million because amortization increased by $16.5 million. Amortization of purchased receivables, the difference between cash collections and purchased receivable revenues, increased to 38.6% of cash collections for the six months ended June 30, 2008 versus 30.8% in the six months ended June 30, 2007. Included in amortization of purchased receivables are net impairments of $5.4 million and $9.6 million for the six months ended June 30, 2008 and 2007, respectively. The increased purchased receivables amortization rate is primarily a result of the elevating pricing environment that we have experienced over the last several years in addition to placing the first quarter of 2005 aggregate and all healthcare portfolios on the cost recovery method. As prices have risen, our expected collection multiple of purchase price has come down. Macro-economic factors negatively affecting consumers’ financial well-being is also a factor in the lower multiples of purchase price expected to be collected, even as pricing for paper falls. The lower multiple of purchase price expected to be collected generally results in a lower IRR to be assigned for revenue recognition purposes. When lower yields are assigned, a larger proportion of our cash collections are treated as purchased receivable amortization instead of purchase receivable revenues.

Average borrowings on our Amended New Credit Facilities in 2008 were $171.6 million for the six months ended June 30, 2008, but only $43.1 million for the six months ended June 30, 2007. The increased borrowings are primarily the result of the $150.0 million borrowed to fund the return of capital to shareholders in June and July of 2007. Additionally, we have borrowed to fund our purchase of paper since late 2006. As a result of these two factors, interest expense increased by $5.2 million to $6.6 million in the six months ended June 30, 2008 compared to $1.4 million in the six months ended June 30, 2007.

Total operating expenses were $99.8 million for the six months ended June 30, 2008 a decrease of $3.2 million from $103.0 million in the six months ended June 30, 2007. As a percentage of cash collections, operating expenses were 51.0% and 53.8% for the six months ended June 30, 2008 and 2007, respectively. Salaries and benefits, collections expense and occupancy costs declined compared to the six months ended June 30, 2007, by $0.7 million, $1.6 million and $0.7 million, respectively. Administrative expenses increased by $0.1 million to $5.6 million in the six months ended June 30, 2008 compared to $5.5 million in the six months ended June 30, 2007. Other operating expenses, including depreciation and amortization, restructuring charges and impairment of intangible assets decreased by $0.2 million in the six months ended June 30, 2008 compared to June 30, 2007. The reduced salaries and benefits costs reflect an increasing portion of our cash collections coming from outside attorneys and agencies. Our collections from third party relationships (attorneys and collection agencies) have increased to 28.9% of total cash collections for the six months ended June 30, 2008 from 24.4% for the six months ended June 30, 2007. Total forwarding fees paid on cash collections from these third party relationships have increased to $16.6 million from $13.7 million in the six months ended June 30, 2008 versus the six months ended June 30, 2007. The remaining expenses included in collections expense declined by $4.5 million during the same period. The $4.5 million decline in the six months ended June 30, 2008 primarily reflected reduced legal collection costs. These savings were realized from a combination of reduced in-house collections, better expense management and our efforts to better match legal cash collections with legal collection expenses. Occupancy expenses declined by $0.7 million in the six months ended June 30, 2008 versus the six months ended June 30, 2007 resulting primarily from the consolidation of two call centers during 2007.

We adopted SFAS No. 157 as of January 1, 2008. According to FASB Staff Position No. FAS 157-2, the application of SFAS 157 to certain non-financial assets and liabilities is deferred to fiscal years beginning after November 15, 2008. Our goodwill and other intangible assets are measured at fair value on a recurring basis for impairment assessment. The deferral of SFAS 157 applies to these items. Adoption of SFAS 157 did not have a material impact on our consolidated statements of financial position, income or cash flows. We have chosen not to adopt SFAS No. 159, “Fair Value Option”.

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

Results of Operations

The following table sets forth selected consolidated statement of income data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated.

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Revenues
Purchased receivable revenues, net	99.5%	99.5%	99.3%	99.3%	59.0%	68.6%	61.3%	69.2%
Gain on sale of purchased receivables	0.0	0.0	0.1	0.0	0.0	0.0	0.1	0.0
Other revenues, net	0.5	0.5	0.6	0.7	0.3	0.4	0.4	0.4

Total revenues	100.0	100.0	100.0	100.0	59.3	69.0	61.8	69.6

Expenses
Salaries and benefits	36.7	31.8	35.3	32.6	21.8	22.0	21.8	22.7
Collections expense	41.0	36.0	37.4	35.1	24.3	24.8	23.1	24.5
Occupancy	3.4	3.5	3.2	3.5	2.0	2.4	2.0	2.4
Administrative	5.2	5.0	4.7	4.1	3.1	3.4	2.9	2.9
Restructuring charges	0.0	0.5	0.0	0.4	0.0	0.4	0.0	0.2
Depreciation and amortization	1.7	1.6	1.6	1.6	1.0	1.1	1.0	1.1
Impairment of intangible assets	0.0	0.0	0.4	0.0	0.0	0.0	0.2	0.0
Loss on disposal of equipment	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Total operating expenses	88.0	78.4	82.6	77.3	52.2	54.1	51.0	53.8

Income from operations	12.0	21.6	17.4	22.7	7.1	14.9	10.8	15.8
Other income (expense)
Interest income	0.0	0.3	0.0	0.2	0.0	0.2	0.0	0.1
Interest expense	(5.7)	(1.7)	(5.4)	(1.1)	(3.4)	(1.2)	(3.4)	(0.7)
Other	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Income before income taxes	6.3	20.2	12.0	21.8	3.7	13.9	7.4	15.2
Income taxes	2.5	7.6	4.6	8.2	1.5	5.2	2.8	5.7

Net income	3.8%	12.6%	7.4%	13.6%	2.2%	8.7%	4.6%	9.5%

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

Revenue

Total revenues were $56.5 million for the three months ended June 30, 2008, a decrease of $9.4 million, or 14.3%, from total revenues of $65.9 million for the three months ended June 30, 2007. Purchased receivable revenues were $56.2 million for the three months ended June 30, 2008, a decrease of $9.3 million, or 14.2%, from the three months ended June 30, 2007 amount of $65.5 million. Purchased receivable revenues reflect an amortization rate, or the difference between cash collections and revenue, of 41.0%, an increase of 9.7%, from the amortization rate of 31.3% for the three months ended June 30, 2007. The increased amortization rate is primarily due to lower average internal rates of return assigned to recent years’ purchases, impairments and the placing of the first quarter of 2005 aggregate and all healthcare portfolios on the cost recovery method. Purchased receivable revenues reflect net impairments recognized during the three months ended June 30, 2008 and 2007 of $5.0 million and $5.1 million, respectively. Cash collections on charged-off consumer receivables decreased 0.3% to $95.2 million for the three months ended June 30, 2008 from $95.4 million for the same period in 2007. Cash collections for the three months ended June 30, 2008 and 2007 include collections from fully amortized portfolios of $20.3 million and $21.8 million, respectively, of which 100% were reported as revenue.

During the three months ended June 30, 2008, we acquired charged-off consumer receivable portfolios with an aggregate face value of $1.9 billion at a cost of $65.3 million, or 3.38% of face value, net of buybacks. Included in these purchase totals were 31 portfolios with an aggregate face value of $308.3 million at a cost of $19.7 million, or 6.41% of face value, which were acquired through 12 forward flow contracts. Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Revenues on portfolios purchased from our top three sellers during vintage years 1997 through 2008 were $14.8 million and $18.1 million during the three months ended June 30, 2008 and 2007, respectively, with the same sellers included in the top three in both three-month periods. During the three months ended June 30, 2007, we acquired charged-off consumer receivable portfolios with an aggregate face value of $1.1 billion at a cost of $37.6 million, or 3.39% of face value (adjusted for buybacks through June 30, 2008). Included in these purchase totals were 19 portfolios with an aggregated face value of $92.5 million at a cost of $5.0 million, or 5.40% of face value (adjusted for buybacks through June 30, 2008), which were acquired through seven forward flow contracts. From period to period we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.

Operating Expenses

Total operating expenses were $49.7 million for the three months ended June 30, 2008, a decrease of $2.0 million, or 3.9%, compared to total operating expenses of $51.7 million for the three months ended June 30, 2007. Total operating expenses were 52.2% of cash collections for the three months ended June 30, 2008, compared with 54.1% for the same period in 2007. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period, due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.

Salaries and Benefits. Salaries and benefits expense were $20.7 million for the three months ended June 30, 2008, a decrease of $0.3 million, or 1.0%, compared to salaries and benefits expense of $21.0 million for the three months ended June 30, 2007. Salaries and benefits expense were 21.8% of cash collections for the three months ended June 30, 2008, compared with 22.0% for the same period in 2007. Salaries and benefits expense decreased primarily because an increasing portion of our cash collections came from outside attorneys and agencies for the three months ended June 30, 2008 compared to the same period in 2007.

Since going public in 2004, we had granted equity compensation only to certain key associates and non-associate directors. During 2007, we began issuing equity awards to a broader group of management associates and expanded the use of performance conditions relating to some equity grants for senior executives. We recognized $0.1 million of compensation expense and a reversal of $0.1 million for shares not expected to vest in salary and benefit expenses for the three months ended June 30, 2008 and 2007, respectively, as it related to stock-based compensation awards granted to associates. As of June 30, 2008, there was $3.3 million of total unrecognized compensation expense related to nonvested awards of which $2.1 million was expected to vest over a weighted average period of 2.90 years. As of June 30, 2007, there were $0.3 million total unrecognized compensation expense related to nonvested awards, which was expected to vest over a weighted average period of 3.63 years.

Collections Expense. Collections expense was $23.1 million for the three months ended June 30, 2008, a decrease of $0.6 million, or 2.4%, compared to collections expense of $23.7 million for the three months ended June 30, 2007. Collections expense was 24.3% of cash collections during the three months ended June 30, 2008 compared with 24.8% for the same period in 2007. The collections expense decreased primarily due to a $2.0 million decline in legal collections costs, excluding legal forwarding fees. These savings were realized from a combination of reduced in-house collections and better expense management. This decrease was partially offset by increased forwarding fees of $1.1 million paid on cash collections from third parties relationships (attorneys and collection agencies) as a result of an increase in our collections from third parties relationships to 29.0% of total cash collections for the three months ended June 30, 2008, from 24.9% for the three months ended June 30, 2007. In addition to these increased forwarding fees, there was a net $0.3 million increase in mailing and other data provider costs.

Occupancy. Occupancy expense was $1.9 million for the three months ended June 30, 2008, a decrease of $0.4 million, or 16.4%, compared to occupancy expense of $2.3 million for the three months ended June 30, 2007. Occupancy expense was 2.0% of cash collections for the three months ended June 30, 2008 compared with 2.4% for the same period in 2007. Occupancy expense decreased primarily due to the consolidation of two call centers during 2007.

Administrative. Administrative expenses decreased to $3.0 million for the three months ended June 30, 2008, from $3.3 million for the three months ended June 30, 2007, reflecting a $0.3 million, or 10.1%, decrease. Administrative expenses were 3.1% of cash collections during the three months ended June 30, 2008 compared with 3.4% for the same period in 2007. Administrative expenses for the quarter ended June 30, 2007 include $0.5 million in share-based compensation expense relating to an amendment to our Stock Incentive Plan to add an anti-dilution provision.

Restructuring Charges. There were no restructuring charges for the three months ended June 30, 2008. Pre-tax restructuring charges were $0.3 million for the three months ended June 30, 2007 as a result of our plans to close our White Marsh, Maryland and Wixom, Michigan offices during 2007. Charges were primarily related to associate one-time termination benefits and changes to the service life of certain long-lived assets.

Depreciation and Amortization. Depreciation and amortization expense was $0.9 million for the three months ended June 30, 2008, a decrease of $0.2 million or 14.6% compared to depreciation and amortization expense of $1.1 million for the three months ended June 30, 2007. Depreciation and amortization expense was 1.0% of cash collections during the three months ended June 30, 2008 compared with 1.1% for the same period in 2007.

Interest Income. Interest income was $6,778 for the three months ended June 30, 2008, a decrease of $199,619 compared to $206,397 for the three months ended June 30, 2007.

Interest Expense. Interest expense was $3.3 million for the three months ended June 30, 2008, an increase of $2.2 million compared to interest expense of $1.1 million for the three months ended June 30, 2007. Interest expense was 3.4% of cash collections during the three months ended June 30, 2008 compared with 1.2% for the same period in 2007. The increase in interest expense was due to increased average borrowings during the three months ended June 30, 2008 compared to the same period in 2007. Average borrowings during the quarter ended June 30, 2008 reflect the new $150.0 million Term Loan Facility that was funded on June 12, 2007 to finance our stock repurchases and special one-time cash dividend.

Income Taxes. Income tax expense of $1.4 million reflects a federal tax rate of 35.5% and a state tax rate of 4.8% (net of federal tax benefit) for the three months ended June 30, 2008. For the three months ended June 30, 2007, income tax expense was $5.0 million and reflected a federal tax rate of 35.2% and state tax rate of 2.5% (net of federal tax benefit). The 2.3% increase in the state rate was due to changing apportionment percentages among the various states. Income tax expense decreased $3.6 million, or 71.3% from income tax expense of $5.0 million for the three months ended June 30, 2007. The decrease in tax expense was due to a decrease in pre-tax financial statement income, which was $3.6 million for the three months ended June 30, 2008, compared to $13.3 million for the same period in 2007.

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

Revenue

Total revenues were $120.8 million for the six months ended June 30, 2008, a decrease of $12.3 million, or 9.3%, from total revenues of $133.2 million for the six months ended June 30, 2007. Purchased receivable revenues were $119.9 million for the six months ended June 30, 2008, a decrease of $12.4 million, or 9.3%, from the six months ended June 30, 2007 amount of $132.3 million. Purchased receivable revenues reflect an amortization rate, or the difference between cash collections and revenue, of 38.6%, an increase of 7.8%, from the amortization rate of 30.8% for the six months ended June 30, 2007. The increased amortization rate is primarily due to lower average internal rates of return assigned to recent years’ purchases as well as placing the first quarter of 2005 aggregate and all healthcare portfolios on the cost recovery method. Purchased receivable revenues reflect net impairments recognized during the six months ended June 30, 2008 and 2007 of $5.4 million and $9.6 million, respectively. Cash collections on charged-off consumer receivables increased 2.2% to $195.5 million for the six months ended June 30, 2008 from $191.3 million for the same period in 2007. Cash collections for the six months ended June 30, 2008 and 2007 include collections from fully amortized portfolios of $42.5 million and $40.3 million, respectively, of which 100% were reported as revenue.

During the six months ended June 30, 2008, we acquired charged-off consumer receivable portfolios with an aggregate face value of $2.5 billion at a cost of $87.6 million, or 3.53% of face value, net of buybacks. Included in these purchase totals were 66 portfolios with an aggregate face value of $514.8 million at a cost of $30.8 million, or 5.98% of face value, which were acquired through 12 forward flow contracts. Revenues on portfolios purchased from our top three sellers during vintage years 1997 through 2008 were $32.6 million and $36.6 million during the six months ended June 30, 2008, and 2007, respectively, with the same sellers included in the top three in both six-month periods. During the six months ended June 30, 2007, we acquired charged-off consumer receivable portfolios with an aggregate face value of $1.9 billion at a cost of $73.8 million, or 3.94% of face value (adjusted for buybacks through June 30, 2008). Included in these purchase totals were 34 portfolios with an aggregated face value of $148.1 million at a cost of $7.7 million, or 5.18% of face value (adjusted for buybacks through June 30, 2008), which were acquired through eight forward flow contracts. From period to period we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.

Operating Expenses

Total operating expenses were $99.8 million for the six months ended June 30, 2008, a decrease of $3.2 million, or 3.1%, compared to total operating expenses of $103.0 million for the six months ended June 30, 2007. Total operating expenses were 51.0% of cash collections for the six months ended June 30, 2008, compared with 53.8% for the same period in 2007. The decrease as a percent of cash collections was due to decreases in collections expense, salaries and benefits and occupancy, and was partially offset by an increase in administrative expense. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period, due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.

Salaries and Benefits. Salaries and benefits expense were $42.7 million for the six months ended June 30, 2008, a decrease of $0.7 million, or 1.7%, compared to salaries and benefits expense of $43.4 million for the six months ended June 30, 2007. Salaries and benefits expense were 21.8% of cash collections for the six months ended June 30, 2008, compared with 22.7% for the same period in 2007. Salaries and benefits expense decreased primarily because an increasing portion of our cash collections came from outside attorneys and agencies for the six months ended June 30, 2008 compared to the same period in 2007. The decrease was partially offset by an increase in equity compensation expense.

Since going public in 2004, we had granted equity compensation only to certain key associates and non-associate directors. During 2007, we began issuing equity awards to a broader group of management associates and expanded the use of performance conditions relating to some equity grants for senior executives. We recognized $0.3 million and a reversal of $0.1 million for shares not expected to vest in salary and benefit expenses for the six months ended June 30, 2008 and 2007, respectively, as it related to stock-based compensation awards granted to associates. As of June 30, 2008, there was $3.3 million of total unrecognized compensation expense related to nonvested awards of which $2.1 million was expected to vest over a weighted average period of 2.90 years. As of June 30, 2007, there was $0.3 million total unrecognized compensation expense related to nonvested awards, which was expected to vest over a weighted average period of 3.63 years.

Collections Expense. Collections expense was $45.2 million for the six months ended June 30, 2008, a decrease of $1.6 million, or 3.3%, compared to collections expense of $46.8 million for the six months ended June 30, 2007. Collections expense was 23.1% of cash collections during the six months ended June 30, 2008 compared with 24.5% for the same period in 2007. The collections expense decreased primarily due to a $4.5 million decline in legal collections costs, excluding legal forwarding fees, and other data provider costs. These savings were realized from a combination of reduced in-house collections, better expense management and our efforts to better match legal cash collections with legal collection expenses. This decrease was partially offset by increased forwarding fees of $2.9 million paid on cash collections from third parties relationships (attorneys and collection agencies) as a result of an increase in our collections from third parties relationships to 28.9% of total cash collections for the six months ended June 30, 2008, from 24.4% for the six months ended June 30, 2007.

Occupancy. Occupancy expense was $3.9 million for the six months ended June 30, 2008, a decrease of $0.7 million, or 17.0%, compared to occupancy expense of $4.6 million for the six months ended June 30, 2007. Occupancy expense was 2.0% of cash collections for the six months ended June 30, 2008 compared with 2.4% for the same period in 2007. Occupancy expense decreased primarily due to the consolidation of two call centers during 2007.

Administrative. Administrative expenses increased to $5.6 million for the six months ended June 30, 2008, from $5.5 million for the six months ended June 30, 2007, reflecting a $0.1 million, or 2.3%, increase. Administrative expenses were 2.9% of cash collections during the six months ended June 30, 2008 and 2007, respectively.

Restructuring Charges. There were no restructuring charges for the six months ended June 30, 2008. Pre-tax restructuring charges were $0.5 million for the six months ended June 30, 2007 as a result of our plans to close our White Marsh, Maryland and Wixom, Michigan offices during 2007. Charges were primarily related to associate one-time termination benefits and changes to the service life of certain long-lived assets.

Depreciation and Amortization. Depreciation and amortization expense was $1.9 million for the six months ended June 30, 2008, a decrease of $0.3 million or 10.1% compared to depreciation and amortization expense of $2.2 million for the six months ended June 30, 2007. Depreciation and amortization expense was 1.0% of cash collections during the six months ended June 30, 2008 compared with 1.1% for the same period in 2007.

Impairment of Intangible Assets. Impairment of intangible assets was $0.4 million for the six months ended June 30, 2008 as we decided to discontinue the medical contingent collection business. As a result, we recognized an impairment charge of the net carrying balance of intangible assets for customer contracts and relationships associated with the contingent collection business.

Interest Income. Interest income was $30,029 for the six months ended June 30, 2008, a decrease of $192,095 compared to $222,124 for the six months ended June 30, 2007.

Interest Expense. Interest expense was $6.6 million for the six months ended June 30, 2008, an increase of $5.2 million compared to interest expense of $1.4 million for the six months ended June 30, 2007. Interest expense was 3.4% of cash collections during the six months ended June 30, 2008 compared with 0.7% for the same period in 2007. The increase in interest expense was due to increased average borrowings during the six months ended June 30, 2008 compared to the same period in 2007. Average borrowings during the quarter ended June 30, 2008 reflect the new $150.0 million Term Loan Facility that was funded on June 12, 2007 to finance our recapitalization and special one-time cash dividend. Interest expense also includes the amortization of capitalized bank fees of $0.3 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.

Income Taxes. Income tax expense of $5.6 million reflects a federal tax rate of 35.3% and a state tax rate of 3.3% (net of federal tax benefit) for the six months ended June 30, 2008. For the six months ended June 30, 2007, income tax expense was $10.9 million and reflected a federal tax rate of 35.2% and state tax rate of 2.4% (net of federal tax benefit including utilitization of state net operating losses). Income tax expense decreased $5.3 million, or 48.6% from income tax expense of $10.9 million for the six months ended June 30, 2007. The decrease in tax expense was due to a decrease in pre-tax financial statement income, which was $14.5 million for the six months ended June 30, 2008, compared to $29.0 million for the same period in 2007.

Supplemental Performance Data

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis from January 1, 2002 through June 30, 2008.

Purchase Period	Number of Portfolios	Purchase Price (1)	Cash Collections	Estimated Remaining Collections (2,3,4)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	(dollars in thousands)
2002	94	$72,255	$341,958	$6,197	$348,155	482%
2003	76	87,152	385,091	56,654	441,745	507
2004	106	86,549	221,000	72,798	293,798	339
2005	104	100,768	155,245	75,463	230,708	229
2006 (4)	154	142,267	180,510	227,976	408,486	287
2007	158	169,805	87,932	282,504	370,436	218
2008 (5)	99	87,610	8,551	196,877	205,428	234

Total	791	$746,406	$1,380,287	$918,469	$2,298,756	308%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Estimated remaining collections are based on historical cash collections. Please refer to Forward-Looking Statements on page 19 and Critical Accounting Policies on page 34 for further information regarding these estimates.
(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase.
(4)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(5)	Includes only six months of activity through June 30, 2008.

The following tables summarize the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of June 30, 2008.

Purchase Period	Unamortized Balance as of June 30, 2008	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
	(dollars in thousands)
2002	$623	$72,255	0.9%	0.2%
2003	7,945	87,152	9.1	2.2
2004	26,392	86,549	30.5	7.4
2005	38,123	100,768	37.8	10.7
2006 (2)	76,876	142,267	54.0	21.6
2007	123,064	169,805	72.5	34.6
2008 (3)	82,625	87,610	94.3	23.3

Total	$355,648	$746,406	47.6%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.
(3)	Includes only six months of activity through June 30, 2008.

The following table summarizes the purchased receivable revenues and amortization rates by year of purchase for the three and six months ended June 30, 2008 and 2007, respectively.

	Three months ended June 30, 2008
Year of Purchase	Collections	Revenue	Amortization Rate		Monthly Yield (1)		Net Impairments	Zero Basis Collections
2002 and prior	$12,784,399	$12,101,312	N/M	%	N/M	%	$—	$11,609,421
2003	10,546,373	9,274,480	12.1		34.90		(537,150)	5,902,566
2004	8,920,506	6,239,920	30.0		7.47		637,317	819,045
2005	10,082,486	2,547,583	74.7		2.02		2,513,000	7,892
2006	21,342,389	11,672,311	45.3		4.72		2,356,000	1,898,018
2007	24,315,224	11,120,941	54.3		2.80		—	35,260
2008	7,201,366	3,252,132	54.8		2.64		—	27,779

Totals	$95,192,743	$56,208,679	41.0		5.58		$4,969,167	$20,299,981

	Three months ended June 30, 2007
Year of Purchase	Collections	Revenue	Amortization Rate		Monthly Yield (1)		Net Impairments	Zero Basis Collections
2001 and prior	$10,350,761	$10,448,031	N/M	%	N/M	%	$—	$10,349,860
2002	10,415,239	7,617,746	26.9		38.27		(7,700)	5,302,384
2003	15,650,934	10,123,237	35.3		15.36		861,000	3,360,172
2004	12,820,784	7,470,809	41.7		5.79		2,544,800	851,464
2005	13,733,997	8,952,035	34.8		4.17		1,745,000	19,692
2006	26,210,165	17,622,050	32.8		5.00		—	1,962,401
2007	6,250,141	3,280,990	47.5		2.38		—	—

Totals	$95,432,021	$65,514,898	31.3		7.13		$5,143,100	$21,845,973

	Six months ended June 30, 2008
Year of Purchase	Collections	Revenue	Amortization Rate		Monthly Yield (1)		Net Impairments	Zero Basis Collections
2002 and prior	$27,359,596	$26,288,995	N/M	%	N/M	%	$(550,000)	$24,688,531
2003	22,443,394	19,419,777	13.5		33.26		(1,018,200)	12,099,253
2004	18,514,737	12,819,248	30.8		7.28		1,687,664	1,794,244
2005	20,694,464	8,307,417	59.9		3.04		2,605,986	44,299
2006	46,230,295	27,206,224	41.2		5.17		2,448,000	3,856,965
2007	51,663,171	22,322,914	56.8		2.64		180,000	35,260
2008	8,551,367	3,566,792	58.3		2.58		—	27,779

Totals	$195,457,024	$119,931,367	38.6		5.92		$5,353,450	$42,546,331

	Six months ended June 30, 2007
Year of Purchase	Collections	Revenue	Amortization Rate		Monthly Yield (1)		Net Impairments	Zero Basis Collections
2001 and prior	$20,681,711	$20,692,285	N/M	%	N/M	%	$—	$20,515,823
2002	22,432,000	15,560,961	30.6		30.8		209,100	9,856,188
2003	32,430,994	21,772,454	32.9		14.66		1,624,300	6,036,566
2004	26,855,142	16,650,174	38.0		6.07		4,475,800	1,619,898
2005	28,474,658	19,388,065	31.9		4.38		2,679,000	30,229
2006	52,723,217	34,002,699	35.5		4.61		628,000	2,243,741
2007	7,687,649	4,230,294	45.0		2.36		—	—

Totals	$191,285,371	$132,296,932	30.8		7.21		$9,616,200	$40,302,445

(1)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

Account Representative Productivity

We measure traditional call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays our results.

Account Representatives by Experience

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2008	2007 (3)	2008	2007 (3)	2007 (3)	2006 (4)
Number of account representatives:
One year or more (1)	496	584	495	604	558	573
Less than one year (2)	443	346	425	322	356	399

Total account representatives	939	930	920	926	914	972

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.
(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new associates in training.
(3)	Certain account representatives have been reclassified to make the 2007 disclosures comparable to the 2008 disclosures.
(4)	Excludes PARC’s FTE account representatives for periods prior to January 1, 2007.

The following table displays our account representative productivity.

Collection Averages by Experience (1)

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2008	2007 (2)	2008	2007 (2)	2007 (2)	2006 (3)
Collection averages:
Overall average	45,538	49,458	99,270	103,384	193,000	164,932

(1)	Overall collection averages are not available by account representatives.
(2)	The overall collection average has been reclassified to make the 2007 disclosure comparable to the 2008 disclosure.
(3)	Excludes PARC’s FTE account representatives for periods prior to January 1, 2007.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.

Historical Collections (1)

Purchase Period	Purchase	Year Ended December 31,										Six Months Ended June 30,
	Price (3)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(dollars in thousands)
Pre-1998		$10,603	$10,066	$8,734	$6,170	$4,544	$3,390	$2,808	$2,612	$2,008	$1,586	$729
1998	$16,411	4,835	15,220	15,045	12,962	11,021	7,987	5,583	4,653	3,352	2,619	1,114
1999	12,924	—	3,761	11,331	10,862	9,750	8,278	6,675	5,022	3,935	2,949	1,108
2000	20,592	—	—	8,896	23,444	22,559	20,318	17,196	14,062	10,603	7,410	2,937
2001	43,030	—	—	—	17,630	50,327	50,967	45,713	39,865	30,472	21,714	7,553
2002	72,255	—	—	—	—	22,339	70,813	72,024	67,649	55,373	39,839	13,920
2003	87,152	—	—	—	—	—	36,067	94,564	94,234	79,423	58,359	22,443
2004	86,549	—	—	—	—	—	—	23,365	68,354	62,673	48,093	18,515
2005	100,768	—	—	—	—	—	—	—	23,459	60,280	50,811	20,694
2006 (2)	142,267	—	—	—	—	—	—	—	—	32,751	101,529	46,230
2007	169,805	—	—	—	—	—	—	—	—	—	36,269	51,663
2008	87,610	—	—	—	—	—	—	—	—	—	—	8,551

Total		$15,438	$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$195,457

Cumulative Collections (1)
Purchase Period	Purchase	Total Through December 31,										Total Through June 30,
	Price (3)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(dollars in thousands)
1998	$16,411	$4,835	$20,055	$35,100	$48,062	$59,083	$67,070	$72,653	$77,306	$80,658	$83,277	$84,391
1999	12,924	—	3,761	15,092	25,954	35,704	43,982	50,657	55,679	59,614	62,563	63,671
2000	20,592	—	—	8,896	32,340	54,899	75,217	92,413	106,475	117,078	124,488	127,425
2001	43,030	—	—	—	17,630	67,957	118,924	164,637	204,502	234,974	256,688	264,241
2002	72,255	—	—	—	—	22,339	93,152	165,176	232,825	288,198	328,037	341,957
2003	87,152	—	—	—	—	—	36,067	130,631	224,865	304,288	362,647	385,090
2004	86,549	—	—	—	—	—	—	23,365	91,719	154,392	202,485	221,000
2005	100,768	—	—	—	—	—	—	—	23,459	83,739	134,550	155,244
2006 (2)	142,267	—	—	—	—	—	—	—	—	32,751	134,280	180,510
2007	169,805	—	—	—	—	—	—	—	—	—	36,269	87,932
2008	87,610	—	—	—	—	—	—	—	—	—	—	8,551

Cumulative Collections as Percentage of Purchase Price (1)
Purchase Period	Purchase	Total Through December 31,										Total Through June 30,
	Price (3)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
1998	$16,411	29%	122%	214%	293%	360%	409%	443%	471%	491%	507%	514%
1999	12,924	—	29	117	201	276	340	392	431	461	484	493
2000	20,592	—	—	43	157	267	365	449	517	569	605	619
2001	43,030	—	—	—	41	158	276	383	475	546	597	614
2002	72,255	—	—	—	—	31	129	229	322	399	454	473
2003	87,152	—	—	—	—	—	41	150	258	349	416	442
2004	86,549	—	—	—	—	—	—	27	106	178	234	255
2005	100,768	—	—	—	—	—	—	—	23	83	134	154
2006 (2)	142,267	—	—	—	—	—	—	—	—	23	94	127
2007	169,805	—	—	—	—	—	—	—	—	—	21	52
2008	87,610	—	—	—	—	—	—	—	—	—	—	10

(1)	Does not include proceeds from sales of any receivables.
(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.
(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Seasonality

The success of our business depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections within portfolios tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenue recognized is relatively level, excluding the impact of impairments, due to the application of the provisions prescribed by SOP 03-3. In addition, our operating results may be affected to a lesser extent by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and integrating these receivables into our system. Consequently, income and margins may fluctuate from quarter to quarter.

Below is a table that illustrates our quarterly cash collections from January 1, 2004 through June 30, 2008:

Cash Collections

Quarter	2008	2007	2006	2005	2004
First	$100,264,281	$95,853,350	$89,389,858	$80,397,640	$65,196,055
Second	95,192,743	95,432,021	89,609,982	84,862,856	67,566,031
Third	—	90,748,442	80,914,791	78,159,364	66,825,822
Fourth	—	89,144,650	80,955,115	76,490,350	68,339,797

Total cash collections	$195,457,024	$371,178,463	$340,869,746	$319,910,210	$267,927,705

Below is a table that illustrates the cash collections percentages by source of our total cash collections:

	For the three months ended June 30,				For the six months ended June 30,
	2008		2007 (1)		2008		2007 (1)
	$	%	$	%	$	%	$	%
Traditional collections	$42,231,400	44.4%	$44,980,987	47.1%	$89,760,339	45.9%	$93,305,046	48.8%
Legal collections	39,873,484	41.9	37,845,196	39.7	78,051,011	39.9	73,720,743	38.5
Other collections	13,087,859	13.7	12,605,838	13.2	27,645,674	14.2	24,259,583	12.7

Total cash collections	$95,192,743	100.0%	$95,432,021	100.0%	$195,457,024	100.0%	$191,285,372	100.0%

(1)	Certain cash collections have been reclassified to make the 2007 disclosures comparable to the 2008 disclosures.

The following chart categorizes our purchased receivable portfolios acquired during January 1, 1998 through June 30, 2008 and into major asset types, as of June 30, 2008:

Asset Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	(in thousands)
Visa®/MasterCard®/Discover®	$16,875,012	49.0%	7,670	24.9%
Private Label Credit Cards	4,682,210	13.6	6,546	21.2
Telecommunications/Utility/Gas	2,945,351	8.5	7,699	25.0
Health Club	1,821,334	5.3	1,732	5.6
Auto Deficiency	1,355,983	3.9	241	0.8
Installment Loans	1,231,514	3.6	356	1.1
Wireless Telecommunications	719,181	2.1	1,727	5.6
Other (1)	4,842,343	14.0	4,864	15.8

Total	$34,472,928	100.0%	30,835	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

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

•	Primary accounts are typically 270 to 360 days past due, have been previously placed with one-third party collector and typically receive a lower purchase price.

•	Secondary and tertiary accounts are typically more than 360 days past due, have been placed with two or three third party collectors and receive even lower purchase prices.

We specialize in the primary, secondary and tertiary markets, but we will purchase accounts at any point in the delinquency cycle. We deploy our capital within these markets based upon the relative values of the available debt portfolios.

The following chart categorizes our purchased receivable portfolios acquired during January 1, 1998 through June 30, 2008 into major account types as of June 30, 2008:

Account Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	(in thousands)
Fresh	$2,214,685	6.4%	1,227	4.0%
Primary	4,930,002	14.3	4,819	15.6
Secondary	7,072,437	20.5	6,812	22.1
Tertiary (1)	15,854,038	46.0	14,847	48.1
Other	4,401,766	12.8	3,130	10.2

Total	$34,472,928	100.0%	30,835	100.0%

(1)	Excluding the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivable portfolios acquired during January 1, 1998 through June 30, 2008 based on geographic location of debtor, as of June 30, 2008:

Geographic Location	Face Value of Charged-off Receivables (3)(4)%		No. of Accounts	%
	(in thousands)
Texas (1)	$5,043,365	14.6%	4,832	15.7%
California	3,916,618	11.4	3,589	11.6
Florida (1)	3,453,793	10.0	2,244	7.3
Michigan (1)	2,067,411	6.0	2,576	8.4
New York	2,002,406	5.8	1,319	4.3
Ohio (1)	1,836,782	5.3	2,369	7.7
Illinois (1)	1,441,235	4.2	1,717	5.6
Pennsylvania	1,236,985	3.6	966	3.1
New Jersey (1)	1,079,852	3.1	879	2.8
North Carolina	1,015,128	2.9	706	2.3
Georgia	951,887	2.8	805	2.6
Other (2)	10,427,466	30.3	8,833	28.6

Total	$34,472,928	100.0%	30,835	100.0%

(1)	Collection site(s) located in this state.
(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.
(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
(4)	Excluding the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth. During the six months ended June 30, 2008, we had repayments of $58.8 million to reduce our outstanding Revolving Credit Facility and Term Loan Facility balances while having $57.0 million in borrowings against our Revolving Credit Facility. In addition, we entered into a new agreement with a third party collecting on our behalf. Under this agreement, we will receive a total cash advance of $7.0 million through November 2009. We received $2.5 million in the first half of 2008, and incurred approximately $2.4 million in court cost expenses, which were offset with a portion of the cash advance. A liability equal to the unused cash advance is included in accrued liabilities on the consolidated statements of financial position. The agreement contains performance conditions for both parties and we may be required to refund a portion of the cash advance in certain situations.

Borrowings

We maintain a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 and was amended on March 10, 2008. Under the terms of the Amended New Credit Agreement, we have a five-year $100 million Revolving Credit Facility and a six-year $150 million Term Loan Facility. The Amended New Credit Facilities bear interest at prime or up to 125 basis points over prime depending upon our liquidity, as defined in the Amended New Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Amended New Credit Agreement is secured by a first priority lien on all of our assets. The Amended New Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of June 30, 2008 were:

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

The Amended New Credit Agreement contains a provision that requires us to repay Excess Cash Flow, as defined, to reduce the indebtedness outstanding under our Amended New Credit Agreement. The annual repayment of our Excess Cash Flow is effective with the issuance of our audited consolidated financial statements for fiscal year 2008. The repayment provisions are:

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

We had $189.5 million principal balance outstanding on our Amended New Credit Facilities at June 30, 2008. We have an interest rate swap agreement that hedges a portion of the interest rate expense on the Term Loan Facility. We believe we are in compliance with all terms of the Amended New Credit Agreement as of June 30, 2008.

Cash Flows

For the six months ended June 30, 2008, we invested $85.0 million in purchased receivables, net of buybacks, funded by a combination of internal cash flow and the Revolving Credit Facility. Our cash balance decreased from $10.5 million at December 31, 2007 to $9.2 million as of June 30, 2008.

Our operating activities provided cash of $20.2 million and $32.7 million for the six months ended June 30, 2008 and 2007, respectively. Cash provided by operating activities for the six months ended June 30, 2008 and 2007 was generated primarily from net income earned through cash collections as adjusted for the timing of payments in income taxes payable, accounts payable and accrued liabilities as of June 30, 2008 and 2007 compared to December 31, 2007 and 2006, respectively.

Investing activities used cash of $19.1 million and $24.2 million for the six months ended June 30, 2008 and 2007, respectively. Cash used by investing activities was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal.

Financing activities used cash of $2.4 million and provided cash of $66.2 million for the six months ended June 30, 2008 and 2007, respectively. Cash used by financing activities for the six months ended June of 2008 was primarily due to repayments on our Revolving Credit Facility and Term Loan Facility of $58.8 million net of borrowings under the Revolving Credit Facility of $57.0 million. In addition, cash used by financing activities for the six months ended June of 2008 was due to payment of credit facility charges of $0.7 million associated with the amendment of the New Credit Agreement. Cash provided by financing activities for the first six months of 2007 was primarily due to borrowings of

$199.0 million under our New Credit Facilities and former credit agreement to fund the recapitalization transactions ($150.0 million) and investments in purchased receivables ($49.0 million). Cash used in financing activities include repayments of $54.0 million on our former credit agreement and capital lease obligations as well as payments of $75.0 million for our repurchase of 4,000,000 shares in accordance with the Recapitalization Plan. Also, the Company exercised its right to buy its shares from former employees for $15.00 per share, or $0.7 million.

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

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of June 30, 2008:

	Year Ending December 31,
	2008(3)	2009	2010	2011	2012	Thereafter
Capital lease obligations	$4,475	$—	$—	$—	$—	$—
Operating lease obligations	2,921,961	5,287,062	4,081,043	3,824,311	3,511,471	10,852,626
Purchase commitment (1)	1,604,960	—	—	—	—	—
Purchased receivables (2)	23,786,535	4,321,300	—	—	—	—
Revolving credit (3)	—	—	—	—	41,000,000	—
Term loan (4)	750,000	1,500,000	1,500,000	1,500,000	1,500,000	141,750,000
Contractual interest on derivative instruments	2,869,771	4,696,927	3,444,413	2,198,781	946,267	—

Total	$31,937,702	$15,805,289	$9,025,456	$7,523,092	$46,957,738	$152,602,626

(1)	In 2007, we signed an agreement with a software provider and initiated a project to install a new collection platform. We have a contractual commitment to purchase $1.6 million in additional software for the remainder of 2008. In addition, we expect to spend approximately $3.3 million over the next two years to fully implement this software. Costs will be capitalized in accordance with the guidance in SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. This project is funded with cash from operations and borrowings on our Revolving Credit Facility.
(2)	We have ten forward flow contracts that have terms beyond June 30, 2008 with the last contract expiring in April 2009. In addition to the ten forward flow contracts, we have two on-going forward flow contracts that have estimated monthly purchases of approximately $11,600.
(3)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the Amended New Credit Agreement. Interest on our Revolving Credit Facility is variable and is not included within the amount outstanding as of June 30, 2008.
(4)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in June 2013. The variable interest is not included within the amount outstanding as of June 30, 2008.

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

Our exposure to market risk relates to the interest rate risk with our Amended New Credit Facilities. We may periodically enter into interest rate swap agreements to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Amended New Credit Facilities were $189.5 million and $191.3 million as of June 30, 2008 and December 31, 2007, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125 million. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25 million. The outstanding unhedged borrowings on our Amended New Credit Facilities were $64.5 million as of June 30, 2008, consisting of $41.0 million outstanding on the Revolving Credit Facility and $23.5 million outstanding on the term loan facility. Interest rates on unhedged borrowings may be based on the Prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates, interest expense would have increased approximately $0.4 million on the unhedged borrowings for the six months ended June 30, 2008.

The hedged borrowings on our Amended New Credit Facilities were $125.0 million at June 30, 2008. For the six months ended June 30, 2008, the swap was determined to be highly effective in hedging against fluctuations in variable interest rates associated with the underlying debt. Interest rates have decreased since we entered into our swap agreement, reducing the fair value and resulting in a liability balance. Additional declines in interest rates will further reduce the fair value, while increasing interest rates will increase the fair value. As of June 30, 2008, the Company does not have any fair value hedges.

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

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 21, 2008. The results of the voting were as follows:

1. The following individuals were elected as directors for a three-year term:

Director	Votes for	Votes Withheld
Terrence D. Daniels	25,382,122	1,845,150
William F. Pickard	25,431,877	1,795,395

The following is a list of the other directors whose term of office continues beyond the annual shareholder meeting:

Jennifer Adams

Nathaniel F. Bradley IV

Donald Haider

Anthony R. Ignaczak

William I Jacobs

H. Eugene Lockhart

2. The ratification of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

Votes for	Votes Against	Votes abstained
27,178,100	21,491	27,681

Item 6.	Exhibits

Exhibit Number	Description
10.1	First Amendment to the Lease Agreement dated as of April 11, 2008, between Asset Acceptance, LLC and Northpoint Atrium Office Building, Ltd. (Incorporated by reference to Exhibit 10.1 included in the Current Report on Form 8-K filed on May 6, 2008)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2008.

ASSET ACCEPTANCE CAPITAL CORP.

Date: August 5, 2008	By:	/s/ Nathaniel F. Bradley IV
Nathaniel F. Bradley IV
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2008	By:	/s/ Mark A. Redman
Mark A. Redman
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)