Form 10-Q
period 2008-09-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2008-11-07
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 22, 2008, 30,542,927 shares of the Registrant’s common stock were outstanding.

ASSET ACCEPTANCE CAPITAL CORP.

Quarterly Report on Form 10-Q

Quarterly Report on Form 10-Q

This Form 10-Q and all other Company filings with the Securities and Exchange Commission are also accessible at no charge on the Company’s website at www.assetacceptance.com as soon as reasonably practicable after filing with the Commission.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash	$8,771,227	$10,474,479
Purchased receivables, net	358,557,240	346,198,900
Income taxes receivable	1,309,308	3,424,788
Property and equipment, net	13,342,208	11,006,658
Goodwill and other intangible assets	16,828,330	17,464,688
Other assets	7,245,578	6,083,211

Total assets	$406,053,891	$394,652,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$3,998,017	$3,377,068
Accrued liabilities	17,156,287	17,423,378
Notes payable	189,125,000	191,250,000
Deferred tax liability, net	60,526,015	60,164,784
Capital lease obligations	2,256	18,242

Total liabilities	$270,807,575	$272,233,472

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,119,597 at September 30, 2008 and December 31, 2007, respectively	331,196	331,196
Additional paid in capital	146,620,181	145,610,742
Retained earnings	31,407,079	19,465,118
Accumulated other comprehensive loss, net of tax	(2,136,211)	(2,012,127)
Common stock in treasury; at cost, 2,576,670 and 2,551,556 shares at September 30, 2008 and December 31, 2007, respectively	(40,975,929)	(40,975,677)

Total stockholders’ equity	135,246,316	122,419,252

Total liabilities and stockholders’ equity	$406,053,891	$394,652,724

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues
Purchased receivable revenues, net	$58,115,432	$52,034,534	$178,046,799	$184,331,466
Gain on sale of purchased receivables	—	262,706	165,040	262,706
Other revenues, net	238,331	290,257	976,153	1,165,226

Total revenues	58,353,763	52,587,497	179,187,992	185,759,398

Expenses
Salaries and benefits	20,913,727	20,046,294	63,580,622	63,447,328
Collections expense	23,661,598	26,229,213	68,892,170	73,008,203
Occupancy	1,976,845	2,380,040	5,833,162	7,027,068
Administrative	2,529,639	2,355,442	8,148,610	7,849,901
Restructuring charges	—	87,178	—	564,214
Depreciation and amortization	1,000,728	1,073,957	2,950,502	3,242,223
Impairment of intangible assets	—	—	445,651	—
Loss on disposal of equipment	2,280	2,854	11,763	4,153

Total operating expenses	50,084,817	52,174,978	149,862,480	155,143,090

Income from operations	8,268,946	412,519	29,325,512	30,616,308
Other income (expense)
Interest income	1,766	193,832	31,795	415,956
Interest expense	(3,300,691)	(3,357,264)	(9,895,351)	(4,759,644)
Other	(1,711)	29,240	14,622	51,705

Income (loss) before income taxes	4,968,310	(2,721,673)	19,476,578	26,324,325
Income taxes (benefits)	1,928,331	(1,046,174)	7,534,617	9,869,406

Net income (loss)	$3,039,979	$(1,675,499)	$11,941,961	$16,454,919

Weighted-average number of shares:
Basic	30,570,423	30,568,041	30,561,653	33,173,613
Diluted	30,614,701	30,568,041	30,595,802	33,222,500
Earnings per common share outstanding:
Basic	$0.10	$(0.05)	$0.39	$0.50
Diluted	$0.10	$(0.05)	$0.39	$0.50
Dividends per common share	$—	$2.45	$—	$2.45

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$11,941,961	$16,454,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,950,502	3,242,223
Deferred income taxes	428,242	(1,544,037)
Share-based compensation expense	1,009,187	1,203,717
Net impairment of purchased receivables	8,438,250	23,457,200
Non-cash revenue	(447,645)	(709,161)
Loss on disposal of equipment	11,763	4,153
Gain on sale of purchased receivables	(165,040)	(262,706)
Impairment of intangible assets	445,651	—
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	162,763	3,679,496
Increase in other assets	(501,792)	(386,369)
Decrease (increase) in income taxes receivable	2,115,480	(272,826)

Net cash provided by operating activities	26,389,322	44,866,609

Cash flows from investing activities
Investment in purchased receivables, net of buy backs	(120,546,458)	(108,329,242)
Principal collected on purchased receivables	100,195,148	74,954,308
Proceeds from the sale of purchased receivables	167,405	262,706
Purchase of property and equipment	(5,109,623)	(2,052,351)
Proceeds from the sale of property and equipment	2,515	274,397

Net cash used in investing activities	(25,291,013)	(34,890,182)

Cash flows from financing activities
Borrowings under notes payable	91,500,000	216,000,000
Repayment of notes payable	(93,625,000)	(70,375,000)
Payment of deferred financing costs	(660,575)	(2,315,088)
Repayment of capital lease obligations	(15,986)	(49,602)
Repurchase of common stock	—	(78,717,201)
Cash dividends paid	—	(74,891,700)

Net cash used in financing activities	(2,801,561)	(10,348,591)

Net decrease in cash	(1,703,252)	(372,164)
Cash at beginning of period	10,474,479	11,307,451

Cash at end of period	$8,771,227	$10,935,287

Supplemental disclosure of cash flow information
Cash paid for interest	$9,873,833	$3,500,176
Cash paid for income taxes	5,020,725	11,705,290
Non-cash investing and financing activities:
Change in fair value of swap liability	191,095	801,193
Change in unrealized loss on cash flow hedge	(124,084)	(501,547)

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, income and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2008 and its income for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007, and all adjustments were of a normal recurring nature. The income of the Company for the three and nine months ended September 30, 2008 and 2007 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The cost recovery method prescribed by SOP 03-3 is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had a yield assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of September 30, 2008, the Company had 79 unamortized pools on the cost recovery method, including all healthcare pools, with an aggregate carrying value of $13,013,433 or about 3.6% of the total carrying value of all purchased receivables. The Company had 51 unamortized pools on the cost recovery method with an aggregate carrying value of $26,939,749, or about 7.8% of the total carrying value of all purchased receivables as of December 31, 2007.

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

Changes in purchased receivable portfolios for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Beginning balance	$355,647,646	$315,364,014	$346,198,900	$300,840,508
Investment in purchased receivables, net of buybacks	35,569,690	34,817,297	120,546,458	108,329,242
Cost of sale of purchased receivables, net of returns	—	—	(2,365)	—
Cash collections	(90,775,528)	(90,748,442)	(286,232,552)	(282,033,813)
Purchased receivable revenues	58,115,432	52,034,534	178,046,799	184,331,466

Ending balance	$358,557,240	$311,467,403	$358,557,240	$311,467,403

Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of the purchased receivables. Changes in accretable yield for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Beginning balance (1)	$562,821,458	$396,778,648	$559,605,071	$417,690,314
Revenue recognized on purchased receivables	(58,115,432)	(52,034,534)	(178,046,799)	(184,331,466)
Additions due to purchases during the period	35,934,408	49,565,388	150,835,775	131,758,776
Reclassifications from nonaccretable yield	3,816,760	141,112,260	12,063,147	170,304,138

Ending balance (2)	$544,457,194	$535,421,762	$544,457,194	$535,421,762

(1)	The balances are based on the estimated remaining collections, which refers to the sum of all future projected cash collections on our owned portfolios. The January 1, 2008 beginning balance reflects the extension of certain portfolios’ lives from 60 to 84 months during 2007.
(2)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Please refer to Forward-Looking Statements on page 20 and Critical Accounting Policies on page 36 for further information regarding these estimates.

Cash collections for the three months and nine months ended September 30, 2008 and 2007 include collections from fully amortized pools of which 100% of the collections were reported as revenue. Cash collections from fully amortized pools were as follows:

	Three months ended September 30,		Nine months ended September 30,
Cash collections from fully amortized pools:	2008	2007	2008	2007
Amortizing before the end of their expected life	$7,236,572	$7,474,034	$23,427,569	$17,365,306
Amortizing after their expected life	9,735,140	12,538,588	33,510,040	40,018,626
Accounted under the cost recovery method	1,382,600	1,280,587	3,963,033	4,211,722

Total cash collections from fully amortized pools	$18,354,312	$21,293,209	$60,900,642	$61,595,654

Changes in purchased receivables portfolios under the cost recovery method for the three months and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended September 30,		Nine months ended September 30,
Portfolios under the cost recovery method:	2008 (1)	2007	2008 (1)	2007
Beginning balance	$17,845,691	$7,568,575	$26,991,102	$7,246,315
Addition of portfolios (2)	98,229	10,807,275	5,199,208	14,422,756
Buybacks, impairments and resales adjustments	(588,385)	(166,063)	(1,647,942)	(968,785)
Cash collections on all portfolios under the cost recovery method until fully amortized	(4,342,102)	(3,237,485)	(17,528,935)	(5,727,984)

Ending balance	$13,013,433	$14,972,302	$13,013,433	$14,972,302

(1)	The 2008 beginning and ending balances include the first quarter of 2005 aggregate and all healthcare portfolios. The carrying values of the first quarter of 2005 aggregate and all healthcare portfolios were $5,060,631 and $5,987,725, respectively, of the total carrying value of purchased receivables as of September 30, 2008. The carrying values of the first quarter of 2005 aggregate and all healthcare portfolios were $11,969,159 and $8,642,919, respectively, of the total carrying value of purchased receivables as of December 31, 2007.

(2)	The addition of portfolios for the three and nine months ended September 30, 2007 includes healthcare portfolios not previously on the cost recovery method.

During the three and nine months ended September 30, 2008, the Company recorded net impairments of $3,084,800 and $8,438,250, respectively, related to its purchased receivables. The Company recorded net impairments of $13,841,000 and $23,457,200 during the three and nine months ended September 30, 2007, respectively. The net impairments reduced revenue and the carrying value of the purchased receivable portfolios. Changes in the purchased receivables valuation allowance for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Beginning balance	$66,185,655	$48,415,655	$62,091,755	$39,714,055
Impairments	3,544,000	14,216,000	11,149,950	24,250,000
Reversal of impairments	(459,200)	(375,000)	(2,711,700)	(792,800)
Deductions (1)	(378,000)	—	(1,637,550)	(914,600)

Ending balance	$68,892,455	$62,256,655	$68,892,455	$62,256,655

(1)	Deductions represent impairments on purchased receivable portfolios that became fully amortized during the period and, therefore, the allowance is eliminated because it can no longer be reversed.

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

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company includes the reimbursement of certain legal and other costs as cash collections, thereby recording the gross proceeds received by the unaffiliated third parties as cash collections. The Company records the percentage of the gross cash collections paid to the third parties as a component of collections expense. The percent of gross cash collections from such third party relationships were 32.7% and 28.6% for the three months ended September 30, 2008 and 2007, respectively, and 30.1% and 25.8% for the nine months ended September 30, 2008 and 2007, respectively.

Accrued Liabilities

As of September 30, 2008 and December 31, 2007, the totals of accrued liabilities were $17,156,287 and $17,423,378, respectively. The details of the balances are identified in the following table.

	September 30, 2008	December 31, 2007
Accrued payroll, benefits and bonuses	$7,274,101	$7,271,593
Deferred rent	3,489,264	3,754,365
Fair value of derivative instruments	3,317,098	3,126,003
Accrued general and administrative expenses	2,059,231	2,003,463
Accrued interest expense	609,092	974,900
Other accrued expenses	407,501	293,054

Total accrued liabilities	$17,156,287	$17,423,378

Concentration of Risk

For the three and nine months ended September 30, 2008, the Company invested 77.9% and 50.9%, respectively, in purchased receivables from its top three sellers. For the three and nine months ended September 30, 2007, the Company invested 58.0% and 42.0%, respectively, in purchased receivables from its top three sellers. Two sellers in common are included in the top three in both the three-month and nine-month periods.

Interest Expense

Interest expense included interest on the Company’s credit facilities, unused facility fees and amortization of deferred financing costs. Interest expense of $27,202 and $67,472 related to software development for internal use was capitalized in the three and nine months ended September 2008, respectively. There was no interest expense related to software development for internal use capitalized during the three and nine months ended September 2007.

Earnings Per Share

Earnings per share reflect net income (loss) divided by the weighted-average number of shares outstanding. Diluted weighted-average shares outstanding for the three months ended September 30, 2008 included 44,278 dilutive shares related to outstanding options, deferred stock units, restricted shares and restricted share units (the “Share-Based Awards”). Diluted weighted-average shares outstanding equals basic weighted-average shares outstanding as inclusion of the dilutive weighted average shares would have resulted in an anti-dilutive loss per share for the three months ended September 30, 2007. Diluted weighted-average shares outstanding for the nine months ended September 30, 2008 and 2007 included 34,149 and 48,887 dilutive shares, respectively, related to the Share-Based Awards. There were 715,491 and 409,495 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value exceeded the market price of the Company’s stock at September 30, 2008 and 2007, respectively. As such, they were anti-dilutive.

Goodwill and Other Intangible Assets

Intangible assets with finite lives arising from business combinations are amortized over their estimated useful lives, ranging from five to seven years, using the straight-line and double-declining methods. As prescribed by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and trademark and trade names with indefinite lives are not amortized. Goodwill and other intangible assets are reviewed annually to assess recoverability or more frequently if impairment indicators are present, in accordance with SFAS 142. Impairment charges are recorded for intangible assets when the estimated fair value is less than the carrying value of that asset. During the quarter ended March 31, 2008, the Company decided to no longer service medical receivables on a contingent fee basis. As a result, the Company recognized an impairment charge of $445,651, the net carrying value of intangible assets for customer contracts and relationships associated with the contingent collection business. This impairment is recorded in “Impairment of intangible assets” in the consolidated statements of operations.

Comprehensive Income

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. The Company’s only component of comprehensive income other than net income is the change in unrealized gain or loss on derivatives qualifying as cash flow hedges, net of income taxes. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the accompanying consolidated statements of financial position as accumulated other comprehensive loss, net of income taxes. The accumulated other comprehensive income (loss) is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Opening balance	$(2,069,444)	$—	$(2,012,127)	$—
Change	(66,767)	(501,547)	(124,084)	(501,547)

Ending balance	$(2,136,211)	$(501,547)	$(2,136,211)	$(501,547)

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

SFAS No. 162,” The Hierarchy of Generally Accepted Accounting Principles”

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles generally accepted in the United States. SFAS 162 is effective November 15, 2008. The adoption of SFAS 162 is not expected to have a material impact on the Company’s consolidated statements of financial position, income or cash flows.

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

During the nine months ended September 30, 2007, the Company incurred $1,100,085 in transaction costs associated with the Dutch auction tender offer and recorded these costs as a reduction in stockholders’ equity. In addition, the Company incurred $2,315,088 in fees, which were recorded as a deferred financing cost and included in other assets in the consolidated statements of financial position.

During the three and nine months ended September 30, 2008, the Company recorded interest expense of $3,173,430 and $9,523,022, respectively, in connection with borrowings under the New Credit Agreement. In addition, the Company amortized $154,401 and $439,336 in deferred financing costs for the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2007, the Company recorded interest expense of $3,237,548 and $4,275,242, respectively, in connection with borrowings under the New Credit Agreement and former credit agreement. The Company also amortized $119,874 and $482,306 in deferred financing costs for the three and nine months ended September 30, 2007, respectively.

3. Notes Payable

The New Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 was amended on March 10, 2008 (the “Amended New Credit Agreement”). Under the terms of the Amended New Credit Agreement, the Company has a five-year $100,000,000 revolving credit facility (the “Revolving Credit Facility”) and a six-year $150,000,000 term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Amended New Credit Facilities”). The Amended New Credit Facilities bear interest at prime or up to 125 basis points over prime depending upon the Company’s liquidity, as defined in the Amended New Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month contracts based on the London Inter Bank Offer Rate (“LIBOR”) at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25,000,000 increase as well as sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans. The Amended New Credit Agreement is secured by a first priority lien on all of the Company’s assets. The Amended New Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of September 30, 2008 were:

•

Leverage Ratio (as defined) cannot exceed (i) 1.25 to 1.0 at any time on or before June 29, 2009, (ii) 1.125 to 1.0 at any time on or after June 30, 2009 and on or before December 30, 2010 or (iii) 1.0 to 1.0 at any time thereafter;

•

Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth cannot exceed (i) 2.75 to 1.0 at any time on or after September 30, 2008 and on or before December 30, 2008, (ii) 2.5 to 1.0 at any time on or after December 31, 2008 and on or before December 30, 2009, (iii) 2.25 to 1.0 at any time on or after December 31, 2009 and on or before December 30, 2010, (iv) 2.0 to 1.0 at any time on or after December 31, 2010 and on or before December 30, 2011 or (v) 1.5 to 1.0 to any time thereafter; and

•

Consolidated Tangible Net Worth must equal or exceed $80,000,000 plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.

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

The Company had $189,125,000 and $191,250,000 principal balance outstanding on its Amended New Credit Facilities at September 30, 2008 and December 31, 2007, respectively, of which $148,125,000 and $149,250,000 was part of the Term Loan Facility at September 30, 2008 and December 31, 2007, respectively, and $41,000,000 and $42,000,000 was part of the Revolving Credit Facility, respectively. The Term Loan Facility requires quarterly repayments totaling $1,500,000 annually until March 2013 with the remaining balance due in June 2013.

The Company believes it is in compliance with all terms of the Amended New Credit Agreement as of September 30, 2008.

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

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25,000,000. As of September 30, 2008, the notional amount is $100,000,000. This swap agreement expires on September 13, 2012.

The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge, and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income in the consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in other income (expense). For the three and nine months ended September 30, 2008, the ineffective portion of the change in fair value of the derivative recorded in earnings was $316 and $1,725, respectively. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.

The fair value of the Company’s cash flow hedge has been recorded as a liability and is included with accrued liabilities in the consolidated statements of financial position. The fair value of the liability was $3,317,098 and $3,126,003 at September 30, 2008 and December 31, 2007, respectively. Changes in fair value were recorded as an adjustment to other comprehensive income, net of tax, of $2,136,211 and $2,012,127 at September 30, 2008 and December 31, 2007, respectively. Amounts in other comprehensive income will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. The Company does not expect to reclassify any amount currently included in other comprehensive income into earnings within the next 12 months.

5. Property and Equipment

Property and equipment, having estimated useful lives ranging from three to ten years, consisted of the following:

	September 30, 2008	December 31, 2007
Computers and software	$17,372,560	$12,838,395
Furniture and fixtures	10,446,783	10,074,927
Leasehold improvements	2,293,699	2,156,864
Equipment under capital lease	61,528	133,063
Automobiles	51,709	51,709

Total property and equipment, cost	30,226,279	25,254,958
Less accumulated depreciation	(16,884,071)	(14,248,300)

Property and equipment, net	$13,342,208	$11,006,658

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

The Company amended its Stock Incentive Plan in May 2007 to expand an anti-dilution provision of the plan. The additional compensation expense resulting from the amendment to the Stock Incentive Plan for the three months ended September 30, 2008 and 2007 was $2,790 and $28,486, respectively, and was $6,594 and $520,411 for the nine months ended September 30, 2008 and 2007, respectively.

As discussed in Note 2, “Recapitalization”, the Company commenced a recapitalization transaction, including payment of a special one-time cash dividend, in the quarter ended September 30, 2007. The payment of the special one-time cash dividend resulted in an increase in the number of deferred stock units outstanding and a change to the exercise price and number of outstanding stock options under the anti-dilution provisions of the Stock Incentive Plan. The methodology used to adjust the awards was consistent with Internal Revenue Code Section 409A and 424 and the proposed regulations promulgated thereunder compliance with which was necessary to avoid adverse tax issues for the holders of awards. Such methodology also results in the fair value of the adjusted awards post-dividend to be equal to that of the unadjusted awards pre-dividend, with the result that there is no additional compensation expense in accordance with accounting for modifications to awards under SFAS 123(R).

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

Options issue year:	Nine Months Ended September 30, 2008	Twelve Months Ended December 31, 2007
Expected volatility	46.50%	45.30%
Expected dividends	0.00%	0.00%
Expected term	5 Years	5 Years
Risk-free rate	3.09%	4.60% - 4.98%

As of September 30, 2008, the Company had options outstanding for 712,991 shares of its common stock under the 2004 stock incentive plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. The options granted to key associates generally vest between one and five years from the grant date, whereas the options granted to non-associate directors generally vest immediately. The fair values of the stock options are expensed on a straight-line basis over the requisite service period. The related expense for the three months ended September 30, 2008 included $93,526 in salaries and benefits for associates. The related expense for the three months ended September 30, 2007 included $107,796 in salaries and benefits for associates. The related expense for the nine months ended September 30, 2008 included $205,044 in administrative expenses for non-associates directors and $218,272 in salaries and benefits for associates. The related expense for the nine months ended September 30, 2007 included $1,060,330 in administrative expenses for non-associate directors and $145,458 in salaries and benefits for associates. The total tax benefit recognized in the consolidated statements of operations was $163,823 and $452,170 for the nine months ended September 30, 2008 and 2007, respectively. The following summarizes all stock option related transactions from January 1, 2008 through September 30, 2008.

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
January 1, 2008	691,599	$14.03
Granted	42,500	13.21
Forfeited	(21,108)	17.13

Outstanding at September 30, 2008	712,991	13.89	7.75	$247,275

Exercisable at September 30, 2008	513,658	$15.34	7.34	$61,819

The weighted-average fair value of the options granted during the nine months ended September 30, 2008 and 2007 was $5.86 and $4.91 (as adjusted to reflect the impact of the special one-time cash dividend paid on July 31, 2007), respectively. No options were exercised during the nine months ended September 30, 2008 and 2007.

As of September 30, 2008, there was $909,918 of total unrecognized compensation expense related to nonvested stock options granted under the stock incentive plan. The unrecognized compensation expense is comprised of $808,310 for options expected to vest and $101,608 for options not expected to vest. The unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 2.93 years.

Deferred Stock Units

As of September 30, 2008, the Company had granted 17,431 deferred stock units (“DSUs”) to non-associate directors under the Company’s 2004 Stock Incentive Plan. DSUs represent the Company’s obligation to deliver one share of common stock for each unit at a later date elected by the Director, such as when the Director’s service on the Board ends. DSUs have no vesting provisions and are not subject to forfeiture. DSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional DSUs. The value of each DSU is equal to the market price of the Company’s stock at the date of grant.

The fair value of the DSUs granted during the nine months ended September 30, 2008 were expensed immediately to correspond with the vesting schedule. The related expense for the three months ended September 30, 2008 and 2007 included $31,255 and $25,030 in administrative expenses, respectively. The related expense for the nine months ended September 30, 2008 and 2007 included $93,768 and $81,284 in administrative expenses, respectively.

The following summarizes all DSU related transactions from January 1, 2008 through September 30, 2008.

	DSUs	Weighted-Average Grant-Date Fair Value
January 1, 2008	8,965	$13.44
Granted	8,466	11.08

September 30, 2008	17,431	$12.29

As of September 30, 2008, there was no unrecognized expense related to nonvested DSUs.

Restricted Shares

The Company grants restricted shares and restricted share units (restricted shares and restricted share units are referred to as “RSUs”) to key associates and non-associate directors under the Stock Incentive Plan. Each RSU is equal to one share of the Company’s common stock. As of September 30, 2008, the Company had RSUs outstanding for 274,565 shares of its common stock. The value of the RSUs is equal to the market price of the Company’s stock at the date of grant. The RSUs granted to associates generally vest over two to four years, based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the non-associate director terminates his or her board service.

The fair value of the RSUs is expensed on a straight-line basis over the requisite service period based on the number of RSUs that are expected to vest. For RSUs with performance conditions, if goals are not expected to be met, the compensation expense previously recognized is reversed. The related expense for associates for the three months ended September 30, 2008 included $146,508 in salaries and benefits. The related amount for associates for the three months ended September 30, 2007 includes $36,561 in salaries and benefits. The related expense for the nine months ended September 30, 2008 included $154,147 in administrative expenses for non-associate directors and $337,956 in salaries and benefits for associates, which included a reversal of $99,240 for RSUs not expected to vest. The related amount for the nine months ended September 30, 2007 included a net reversal of previously recognized salaries and benefits expense for associates of $83,355 because some of the RSUs were not expected to vest.

The following summarizes all RSU related transactions from January 1, 2008 through September 30, 2008.

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	290,760	$11.12
Granted	14,169	13.21
Forfeited	(30,364)	18.88

Nonvested at September 30, 2008	274,565	$10.37

As of September 30, 2008, there was $2,179,258 of total unrecognized expense related to nonvested RSU’s. The total unrecognized expense is comprised of $1,109,142 for RSUs expected to vest and $1,070,116 for shares not expected to vest. The unrecognized compensation expense for RSU’s expected to vest is expected to be recognized over a period of 2.48 years. There were 11,669 nonvested RSUs included in administrative expenses as of September 30, 2008 since the requisite service had been rendered.

7. Contingencies and Commitments

Litigation Contingencies

The Company is involved in certain legal matters that management considers incidental to its business. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The company recognizes expense for defense costs when incurred.

Management has evaluated pending and threatened litigation against the Company as of September 30, 2008 and does not believe its exposure to be material.

Other Contingencies

During the first quarter of 2008, the Company entered into an agreement with a third party collecting on its behalf. Under this agreement, the Company will receive a total cash advance of $7,000,000, in varying installments, through November 2009. The Company incurred $5,087,591 in court cost expenses, which were offset against the $3,500,000 cash advance received through September 30, 2008. An asset equal to the court costs paid in excess of the cash advance received is included in other assets in the consolidated statements of financial position.

The agreement contains performance conditions for both parties and the Company may be required to refund a portion of the cash advance in certain situations.

8. Income Taxes

The Company recorded an income tax provision of $1,928,331 and an income tax benefit of $1,046,174 for the three months ended September 30, 2008 and 2007, respectively and $7,534,617 and $9,869,406 for the nine months ended September 30, 2008 and 2007, respectively. The provision for income tax expense reflects an effective income tax rate of 38.8% and 38.4% for the three months ended September 30, 2008 and 2007, respectively and 38.7% and 37.5% for the nine months ended September 30, 2008 and 2007, respectively.

The Company records interest and penalties related to unrecognized tax benefits as interest expense and administrative expense, respectively. Interest and penalties related to the Company’s uncertain tax positions at January 1, 2008 were not significant.

The Federal income tax returns of the Company for 2005, 2006, and 2007 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The significant state income tax returns of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years.

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

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated statements of financial position, income or cash flows. The Company has chosen not to adopt SFAS No. 159, “Fair Value Option” (“SFAS” 159). SFAS 159 allows entities to choose to measure eligible financial instruments and certain other items at fair value, that are not otherwise required to be measured at fair value.

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

Purchased Receivables

The Company initially records purchased receivables at cost, which is discounted from the contractual receivable balance. The ending balance of the purchased receivables is reduced as cash is received based upon the guidance of PB6 and SOP 03-3. The carrying value of receivables was $358,557,240 and $346,198,900 at September 30, 2008 and December 31, 2007, respectively. The Company computes fair value of these receivables by discounting the future cash flows generated by its forecasting model using an adjusted weighted average cost of capital, reflective of other market participants cost of capital. The fair value of the purchased receivables approximated carrying value at both September 30, 2008 and December 31, 2007.

Credit Facilities

The Company’s Amended New Credit Facilities had carrying amounts of $189,125,000 and $191,250,000 as of September 30, 2008 and December 31, 2007, respectively. The Company computed the approximate fair value of the Amended New Credit Facilities to be $161,108,511 and $158,652,946 as of September 30, 2008 and December 31, 2007, respectively. The fair value of the Company’s Amended New Credit Facilities is based on borrowing rates currently available to the Company and similar market participants.

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

The prices we paid for charged-off accounts receivable portfolios (“paper”) had steadily increased from 2002 through mid-2007. During the latter half of 2007, the prices we paid for comparable paper began to decline. This decline continued into 2008, but prices remain at elevated levels compared to historical low prices that existed from 2000 to 2002. We believe the primary reason for the continued decline in pricing is largely a result of macro-economic factors resulting from the expectation of a decline in the consumers’ ability to repay their current obligations as well as their past due debts. Macro-economic factors include reduced availability of credit, falling real estate values, higher food and energy prices, increased unemployment and other factors (“macro-economic factors”). In addition, we believe that some competitors are experiencing their own liquidity crises as their ability to fund portfolio purchases has been reduced when compared to much of the time since our initial public offering in 2004. We believe that increases in charge-off rates being experienced by major credit card issuers is leading to an increase in supply of receivables available for sale. Reduced competition and increased supply may contribute to reduced pricing.

During the nine months ended September 30, 2008, we invested $123.2 million (net of buybacks) in paper, with an aggregate face value of $3.2 billion, or 3.84% of face value. In the nine months ended September 30, 2007, we invested $108.9 million (net of buybacks through September 30, 2008) in paper, with an aggregate face amount of $3.7 billion, or 2.92% of face value. Our debt purchasing metrics (dollars invested, face amount, average purchase price, types of paper and sources of paper) may vary significantly from quarter to quarter. In 2008, an increasing portion of our investment in purchased receivables has come in the form of forward flow contracts. Due to the macro-economic factors, debt sellers and debt buyers alike believe that there will be continued downward pressure on the prices that are paid for paper. However, we believe debt sellers are attempting to lock in higher pricing when possible through forward flow contracts. Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. For the nine months ended September 30, 2008, we acquired $58.8 million (net of buybacks) under forward flow contracts compared to $13.1 million (net of buybacks through September 30, 2008) during the nine months ended September 30, 2007. Forward flow contracts are attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired.

Cash collections growth has slowed during 2008, despite increased investments in purchased receivables. Cash collections increased by $4.2 million or 1.5% to $286.2 million for the nine months ended September 30, 2008 compared to $282.0 million for the nine months ended September 30, 2007. For the full year 2007, cash collections growth was 8.9% compared to the full year 2006. We believe that the reduced growth in cash collections is primarily a result of two factors. First, a more difficult collection environment attributable to macro-economic factors is leading to reduced collection results on all vintages and types of paper. We expect this more difficult collections environment to continue and are adapting our collection tactics and operations to the current economic environment. Second, we believe our robust purchasing activity since the fourth quarter of 2006 has outpaced our staffing of account representatives to collect on this newly acquired paper, which may be leading to reduced collection results particularly on older vintages of paper. We are addressing what we believe to be a capacity constraint on collections by forwarding more accounts to our agency network for collection on our behalf. Over the long term, we expect to increase our in-house staffing to better align with our inventory of paper.

Net income for the nine months ended September 30, 2008 was $11.9 million, a decline of 27.4% from $16.5 million for the nine months ended September 30, 2007. Contributing to our decline in net income was higher amortization of purchased receivables in determining purchased receivable revenues and increased interest expense that we incurred subsequent to the recapitalization transaction completed in July 2007. Despite the $4.2 million increase in cash collections year to date in 2008 compared to 2007, purchased receivable revenues declined by $6.3 million because amortization increased by $10.5 million. Amortization of purchased receivables, the difference between cash collections and purchased receivable revenues, increased to 37.8% of cash collections for the nine months ended September 30, 2008 versus 34.6% for the nine months ended September 30, 2007. Included in amortization of purchased receivables are net impairments of $8.4 million and $23.5 million for the nine months ended September 30, 2008 and 2007, respectively. The increased purchased receivables amortization rate is primarily a result of the elevating pricing environment that we have experienced over the last several years in addition to placing the first quarter of 2005 aggregate and all healthcare portfolios on the cost recovery method. As prices have risen, our expected collection multiple of purchase price has come down. Macro-economic factors negatively affecting consumers are also a factor in the lower multiples of purchase price expected to be collected, even as pricing for paper falls. The lower multiple of purchase price expected to be collected generally results in a lower IRR to be assigned for revenue recognition purposes. When lower yields are assigned, a larger proportion of our cash collections are treated as purchased receivable amortization instead of purchase receivable revenues.

Average borrowings on our Amended New Credit Facilities in 2008 were $175.6 million for the nine months ended September 30, 2008, but only $64.0 million for the nine months ended September 30, 2007. The increased borrowings are primarily the result of the $150.0 million borrowed to fund the return of capital to shareholders in mid 2007. Additionally, we have borrowed to fund our purchase of paper since late 2006. As a result of these two factors, interest expense increased by $5.1 million to $9.9 million in the nine months ended September 30, 2008 compared to $4.8 million in the nine months ended September 30, 2007.

Total operating expenses were $149.9 million for the nine months ended September 30, 2008 a decrease of $5.2 million from $155.1 million in the nine months ended September 30, 2007. As a percentage of cash collections, operating expenses were 52.4% and 55.0% for the nine months ended September 30, 2008 and 2007, respectively. Collections expense and occupancy costs declined compared to the nine months ended September 30, 2007, by $4.1 million and $1.2 million, respectively. Salaries and benefits and administrative expenses increased by $0.2 million and $0.3 million, respectively. Other operating expenses, including depreciation and amortization, restructuring charges and impairment of intangible assets decreased by $0.4 million in the nine months ended September 30, 2008 compared to September 30, 2007. Our collections from third party relationships (attorneys and collection agencies) have increased to 30.1% of total cash collections for the nine months ended September 30, 2008 from 25.8% for the nine months ended September 30, 2007. Total forwarding fees paid on cash collections from these third party relationships have increased to $25.8 million in the nine months ended September 30, 2008 from $21.2 million in the nine months ended September 30, 2007. The remaining expenses included in collections expense declined by $8.7 million during the same period. The $8.7 million decline in the nine months ended September 30, 2008 primarily reflected reduced legal collection costs. These savings were realized from a combination of reduced in-house collections, better expense management and our efforts to better match legal cash collections with legal collection expenses. Occupancy expenses declined by $1.2 million in the nine months ended September 30, 2008 versus the nine months ended September 30, 2007 resulting primarily from the consolidation of two call centers during 2007.

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

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Revenues
Purchased receivable revenues, net	99.6%	98.9%	99.4%	99.2%	64.0%	57.3%	62.2%	65.4%
Gain on sale of purchased receivables	0.0	0.5	0.1	0.2	0.0	0.3	0.1	0.1
Other revenues, net	0.4	0.6	0.5	0.6	0.3	0.3	0.3	0.4

Total revenues	100.0	100.0	100.0	100.0	64.3	57.9	62.6	65.9

Expenses
Salaries and benefits	35.8	38.1	35.5	34.2	23.0	22.1	22.2	22.5
Collections expense	40.6	49.9	38.5	39.3	26.1	28.9	24.1	25.9
Occupancy	3.4	4.5	3.3	3.8	2.2	2.6	2.0	2.5
Administrative	4.3	4.5	4.5	4.2	2.8	2.6	2.9	2.8
Restructuring charges	0.0	0.2	0.0	0.3	0.0	0.1	0.0	0.2
Depreciation and amortization	1.7	2.0	1.6	1.7	1.1	1.1	1.0	1.1
Impairment of intangible assets	0.0	0.0	0.2	0.0	0.0	0.0	0.2	0.0
Loss on disposal of equipment	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Total operating expenses	85.8	99.2	83.6	83.5	55.2	57.4	52.4	55.0

Income from operations	14.2	0.8	16.4	16.5	9.1	0.5	10.2	10.9
Other income (expense)
Interest income	0.0	0.4	0.0	0.2	0.0	0.2	0.0	0.1
Interest expense	(5.7)	(6.4)	(5.5)	(2.5)	(3.6)	(3.7)	(3.4)	(1.7)
Other	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Income (loss) before income taxes	8.5	(5.2)	10.9	14.2	5.5	(3.0)	6.8	9.3
Income taxes (benefits)	3.3	(2.0)	4.2	5.3	2.1	(1.2)	2.6	3.5

Net income (loss)	5.2%	(3.2)%	6.7%	8.9%	3.4%	(1.8)%	4.2%	5.8%

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

Revenue

Total revenues were $58.4 million for the three months ended September 30, 2008, an increase of $5.8 million, or 11.0%, from total revenues of $52.6 million for the three months ended September 30, 2007. Purchased receivable revenues were $58.1 million for the three months ended September 30, 2008, an increase of $6.1 million, or 11.7%, from the three months ended September 30, 2007 amount of $52.0 million. Purchased receivable revenues reflect an amortization rate, or the difference between cash collections and revenue, of 36.0%, a decrease of 6.7%, from the amortization rate of 42.7% for the three months ended September 30, 2007. The decreased amortization rate is primarily due to lower net impairments, which were partially offset by increased amortization due to lower average internal rates of return assigned to recent years’ purchases. Purchased receivable revenues reflect net impairments recognized during the three months ended September 30, 2008 and 2007 of $3.1 million and $13.8 million, respectively. Cash collections on charged-off consumer receivables of $90.8 million for the three months ended September 30, 2008 were comparable to $90.7 million for the same period in 2007. Cash collections for the three months ended September 30, 2008 and 2007 include collections from fully amortized portfolios of $18.4 million and $21.3 million, respectively, of which 100% were reported as revenue.

During the three months ended September 30, 2008, we acquired charged-off consumer receivable portfolios with an aggregate face value of $725.8 million at a cost of $36.0 million, or 4.96% of face value, net of buybacks. Included in these purchase totals were 35 portfolios with an aggregate face value of $522.5 million at a cost of $28.1 million, or 5.38% of face value, which were acquired through 11 forward flow contracts. Revenues on portfolios purchased from our top three sellers during vintage years 1997 through 2008 were $16.6 million and $16.9 million during the three months ended September 30, 2008 and 2007, respectively, with the same sellers included in the top three in both three-month periods. During the three months ended September 30, 2007, we acquired charged-off consumer receivable portfolios with an aggregate face value of

$1.9 billion at a cost of $35.1 million, or 1.89% of face value (adjusted for buybacks through September 30, 2008). Included in these purchase totals were 21 portfolios with an aggregated face value of $108.2 million at a cost of $5.4 million, or 5.02% of face value (adjusted for buybacks through September 30, 2008), which were acquired through eight forward flow contracts. From period to period, we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.

Operating Expenses

Total operating expenses were $50.1 million for the three months ended September 30, 2008, a decrease of $2.1 million, or 4.0%, compared to total operating expenses of $52.2 million for the three months ended September 30, 2007. Total operating expenses were 55.2% of cash collections for the three months ended September 30, 2008, compared with 57.4% for the same period in 2007. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period, due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.

Salaries and Benefits. Salaries and benefits expense were $20.9 million for the three months ended September 30, 2008, an increase of $0.9 million, or 4.3%, compared to salaries and benefits expense of $20.0 million for the three months ended September 30, 2007. Salaries and benefits expense were 23.0% of cash collections for the three months ended September 30, 2008, compared with 22.1% for the same period in 2007. Salaries and benefits expense increased primarily due to increased levels of full time equivalent traditional call center account representatives and higher associate benefit expenses. Lower performance incentives resulting from decreased productivity by our traditional call center account representatives partially offset these increases.

Collections Expense. Collections expense was $23.7 million for the three months ended September 30, 2008, a decrease of $2.5 million, or 9.8%, compared to collections expense of $26.2 million for the three months ended September 30, 2007. Collections expense was 26.1% of cash collections during the three months ended September 30, 2008 compared with 28.9% for the same period in 2007. The collections expense decreased primarily due to a $4.2 million decline in variable costs associated with reduced in-house collections, lower data provider costs and better expense management. This decrease was partially offset by increased forwarding fees of $1.7 million paid on cash collections from third party relationships (attorneys and collection agencies) as a result of an increase in our collections from third party relationships to 32.7% of total cash collections for the three months ended September 30, 2008, from 28.6% for the three months ended September 30, 2007.

Occupancy. Occupancy expense was $2.0 million for the three months ended September 30, 2008, a decrease of $0.4 million, or 16.9%, compared to occupancy expense of $2.4 million for the three months ended September 30, 2007. Occupancy expense was 2.2% of cash collections for the three months ended September 30, 2008 compared with 2.6% for the same period in 2007. Occupancy expense decreased primarily due to the consolidation of two call centers during 2007.

Administrative. Administrative expenses increased to $2.5 million for the three months ended September 30, 2008, from $2.4 million for the three months ended September 30, 2007, reflecting a $0.1 million, or 7.4%, increase. Administrative expenses were 2.8% of cash collections during the three months ended September 30, 2008 compared with 2.6% for the same period in 2007. Administrative expenses increased as a percentage of cash collections primarily due to additional fees incurred for outside consultants.

Restructuring Charges. Pre-tax restructuring charges were $0.1 million for the three months ended September 30, 2007 as a result of the sale of our White Marsh, Maryland office and our plans to close the Wixom, Michigan offices during 2007. Expenses of $0.4 million were primarily related to associate one-time termination benefits and changes to the service life of certain long-lived assets, which were partially offset by $0.3 million proceeds received from the sale of the tangible assets located in the White Marsh, Maryland office.

Depreciation and Amortization. Depreciation and amortization expense was $1.0 million for the three months ended September 30, 2008, a decrease of $0.1 million or 6.8% compared to depreciation and amortization expense of $1.1 million for the three months ended September 30, 2007. Depreciation and amortization expense was 1.1% of cash collections for each of the three months ended September 30, 2008 and 2007.

Interest Income. Interest income was $1,766 for the three months ended September 30, 2008, a decrease of $192,066 compared to $193,832 for the three months ended September 30, 2007. Interest income is expected to remain nominal over the next 12 months.

Interest Expense. Interest expense was $3.3 million for the three months ended September 30, 2008, a decrease of $0.1 million compared to interest expense of $3.4 million for the three months ended September 30, 2007. Interest expense was 3.6% of cash collections during the three months ended September 30, 2008 compared with 3.7% for the same period in 2007. The decrease in interest expense was due to lower effective interest rates on our credit facilities, which were offset by higher average borrowings during the three months ended September 30, 2008 compared to the same period in 2007.

Income Taxes. Income tax expense of $1.9 million reflects a federal tax rate of 35.0% and a state tax rate of 3.8% (net of federal tax benefit) for the three months ended September 30, 2008. For the three months ended September 30, 2007, an income tax benefit of $1.0 million reflected a federal tax rate of 36.0% and state tax rate of 2.4% (net of federal tax benefit). The increase in income tax expense was due to an increase in pre-tax financial statement income, which was $5.0 million for the three months ended September 30, 2008, compared to a pre-tax financial statement loss of $2.7 million for the same period in 2007.

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

Revenue

Total revenues were $179.2 million for the nine months ended September 30, 2008, a decrease of $6.6 million, or 3.5%, from total revenues of $185.8 million for the nine months ended September 30, 2007. Purchased receivable revenues were $178.0 million for the nine months ended September 30, 2008, a decrease of $6.3 million, or 3.4%, from the nine months ended September 30, 2007 amount of $184.3 million. Purchased receivable revenues reflect an amortization rate, or the difference between cash collections and revenue, of 37.8%, an increase of 3.2%, from the amortization rate of 34.6% for the nine months ended September 30, 2007. The increased amortization rate is primarily due to lower average internal rates of return assigned to recent years’ purchases as well as placing the first quarter of 2005 aggregate and all healthcare portfolios on the cost recovery method. Purchased receivable revenues reflect net impairments recognized during the nine months ended September 30, 2008 and 2007 of $8.4 million and $23.5 million, respectively. Cash collections on charged-off consumer receivables increased 1.5% to $286.2 million for the nine months ended September 30, 2008 from $282.0 million for the same period in 2007. Cash collections for the nine months ended September 30, 2008 and 2007 include collections from fully amortized portfolios of $60.9 million and $61.6 million, respectively, of which 100% were reported as revenue.

During the nine months ended September 30, 2008, we acquired charged-off consumer receivable portfolios with an aggregate face value of $3.2 billion at a cost of $123.2 million, or 3.84% of face value, net of buybacks. Included in these purchase totals were 101 portfolios with an aggregate face value of $1.0 billion at a cost of $58.8 million, or 5.68% of face value, which were acquired through 13 forward flow contracts. Revenues on portfolios purchased from our top three sellers during vintage years 1997 through 2008 were $49.3 million and $53.5 million during the nine months ended September 30, 2008, and 2007, respectively, with the same sellers included in the top three in both nine-month periods. During the nine months ended September 30, 2007, we acquired charged-off consumer receivable portfolios with an aggregate face value of $3.7 billion at a cost of $108.9 million, or 2.92% of face value (adjusted for buybacks through September 30, 2008). Included in these purchase totals were 55 portfolios with an aggregate face value of $256.3 million at a cost of $13.1 million, or 5.11% of face value (adjusted for buybacks through September 30, 2008), which were acquired through eight forward flow contracts. From period to period, we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.

Operating Expenses

Total operating expenses were $149.9 million for the nine months ended September 30, 2008, a decrease of $5.2 million, or 3.4%, compared to total operating expenses of $155.1 million for the nine months ended September 30, 2007. Total operating expenses were 52.4% of cash collections for the nine months ended September 30, 2008, compared with 55.0% for the same period in 2007. The reduction as a percent of cash collections was due to decreases in collections expense, salaries and benefits and occupancy, and was partially offset by an increase in administrative expense. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period, due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.

Salaries and Benefits. Salaries and benefits expense were $63.6 million for the nine months ended September 30, 2008, an increase of $0.2 million, or 0.2%, compared to salaries and benefits expense of $63.4 million for the nine months ended September 30, 2007. Salaries and benefits expense increased primarily due to greater equity compensation expense and associate benefits expense. Lower performance incentives resulting from decreased productivity by our traditional call center account representatives partially offset these increases. However, the increase in cash collections was greater than the increase in salaries and benefits expense resulting in salaries and benefits expense of 22.2% of cash collections for the nine months ended September 30, 2008, compared with 22.5% for the same period in 2007.

Before 2007, we had granted equity compensation only to certain key associates and non-associate directors. During 2007, we began issuing equity awards to a broader group of management associates and expanded the use of performance conditions relating to some equity grants for senior executives. We recognized $0.6 million of compensation expense in salary and benefit expenses for the nine months ended September 30, 2008 as it related to stock-based compensation awards granted to associates. We recognized a reversal of $0.1 million for shares not expected to vest in salary and benefit expenses for the nine months ended September 30, 2007, as it related to stock-based compensation awards granted to associates. As of September 30, 2008, there was $3.1 million of total unrecognized compensation expense related to nonvested awards of which $1.9 million was expected to vest over a weighted average period of 2.67 years.

Collections Expense. Collections expense was $68.9 million for the nine months ended September 30, 2008, a decrease of $4.1 million, or 5.6%, compared to collections expense of $73.0 million for the nine months ended September 30, 2007. Collections expense was 24.1% of cash collections during the nine months ended September 30, 2008 compared with 25.9% for the same period in 2007. The collections expense decreased primarily due to an $8.7 million decline in variable costs associated with reduced in-house collections, lower data provider costs, better expense management and our efforts to better match legal cash collections with legal collection expenses. This decrease was partially offset by increased forwarding fees of $4.6 million paid on cash collections from third party relationships (attorneys and collection agencies) as a result of an increase in our collections from third party relationships to 30.1% of total cash collections for the nine months ended September 30, 2008, from 25.8% for the nine months ended September 30, 2007.

Occupancy. Occupancy expense was $5.8 million for the nine months ended September 30, 2008, a decrease of $1.2 million, or 17.0%, compared to occupancy expense of $7.0 million for the nine months ended September 30, 2007. Occupancy expense was 2.0% of cash collections for the nine months ended September 30, 2008 compared with 2.5% for the same period in 2007. Occupancy expense decreased primarily due to the consolidation of two call centers during 2007.

Administrative. Administrative expenses increased to $8.1 million for the nine months ended September 30, 2008, from $7.8 million for the nine months ended September 30, 2007, reflecting a $0.3 million, or 3.8%, increase. Administrative expenses were 2.9% of cash collections for the nine months ended September 30, 2008 compared with 2.8% for the same period in 2007. Administrative expenses for the nine months ended September 30, 2008 increased primarily due to additional fees incurred for outside advisors and consultants. Administrative expenses for the nine months ended September 30, 2007 include $0.5 million in share-based compensation expense relating to an amendment to our Stock Incentive Plan to add an anti-dilution provision.

Restructuring Charges. Pre-tax restructuring charges were $0.6 million for the nine months ended September 30, 2007 as a result of the sale of our White Marsh, Maryland office and our plans to close the Wixom, Michigan offices during 2007. Charges were primarily related to associate one-time termination benefits and changes to the service life of certain long-lived assets off set by sales proceeds received of $0.3 million for the White Marsh, Maryland office.

Depreciation and Amortization. Depreciation and amortization expense was $3.0 million for the nine months ended September 30, 2008, a decrease of $0.2 million or 9.0% compared to depreciation and amortization expense of $3.2 million for the nine months ended September 30, 2007. Depreciation and amortization expense was 1.0% of cash collections during the nine months ended September 30, 2008 compared with 1.1% for the same period in 2007.

Impairment of Intangible Assets. Impairment of intangible assets was $0.4 million for the nine months ended September 30, 2008 as we decided to discontinue the medical contingent collection business. As a result, we recognized an impairment charge of the net carrying value of intangible assets for customer contracts and relationships associated with the contingent collection business.

Interest Income. Interest income was $31,795 for the nine months ended September 30, 2008, a decrease of $384,161 compared to $415,956 for the nine months ended September 30, 2007. Interest income is expected to be nominal over the next 12 months.

Interest Expense. Interest expense was $9.9 million for the nine months ended September 30, 2008, an increase of $5.1 million compared to interest expense of $4.8 million for the nine months ended September 30, 2007. Interest expense was 3.4% of cash collections during the nine months ended September 30, 2008 compared with 1.7 % for the same period in 2007. The increase in interest expense was due to increased average borrowings during the nine months ended September 30, 2008 compared to the same period in 2007. Average borrowings during the nine months ended September 30, 2008 reflect the new $150.0 million Term Loan Facility that was funded on June 12, 2007 to finance our recapitalization and special one-time cash dividend. Interest expense also includes the amortization of deferred financing costs of $0.4 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively.

Income Taxes. Income tax expense of $7.5 million reflects a federal tax rate of 35.2% and a state tax rate of 3.5% (net of federal tax benefit) for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, income tax expense was $9.9 million and reflected a federal tax rate of 35.1% and state tax rate of 2.4% (net of federal tax benefit including utilization of state net operating losses). Income tax expense decreased $2.4 million, or 23.7% from income tax expense of $9.9 million for the nine months ended September 30, 2007. The decrease in tax expense was due to a decrease in pre-tax financial statement income, which was $19.5 million for the nine months ended September 30, 2008, compared to $26.3 million for the same period in 2007.

Supplemental Performance Data

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis from January 1, 2002 through September 30, 2008.

Purchase Period	Number of Portfolios	Purchase Price (1)	Cash Collections	Estimated Remaining Collections (2,3,4)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	(dollars in thousands)
2002	94	$72,255	$347,572	$4,834	$352,406	488%
2003	76	87,152	393,847	46,459	440,306	505
2004	106	86,547	228,478	63,179	291,657	337
2005	104	100,766	163,312	67,517	230,829	229
2006 (4)	154	142,265	198,493	204,204	402,697	283
2007	158	169,735	109,716	257,657	367,373	216
2008 (5)	141	123,242	24,170	259,164	283,334	230

Total	833	$781,962	$1,465,588	$903,014	$2,368,602	303%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Estimated remaining collections are based on historical cash collections. Please refer to Forward-Looking Statements on page 20 and Critical Accounting Policies on page 36 for further information regarding these estimates.
(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase.
(4)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(5)	Includes only nine months of activity through September 30, 2008.

The following tables summarize the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of September 30, 2008.

Purchase Period	Unamortized Balance as of September 30, 2008	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
	(dollars in thousands)
2002	$5	$72,255	0.0%	0.0%
2003	7,322	87,152	8.4	2.1
2004	24,137	86,547	27.9	6.7
2005	32,772	100,766	32.5	9.1
2006 (2)	72,455	142,265	50.9	20.2
2007	111,687	169,735	65.8	31.2
2008 (3)	110,179	123,242	89.4	30.7

Total	$358,557	$781,962	45.9%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.
(3)	Includes only nine months of activity through September 30, 2008.

The following table summarizes the purchased receivable revenues and amortization rates by year of purchase for the three and nine months ended September 30, 2008 and 2007, respectively.

	Three months ended September 30, 2008
Year of Purchase	Collections	Revenue	Amortization Rate	Monthly Yield (1)		Net Impairments	Zero Basis Collections
2002 and prior	$11,088,771	$10,470,757	N/M%	N/M	%	$—	$10,139,534
2003	8,756,051	8,133,560	7.1	34.78		(293,200)	5,392,539
2004	7,477,697	5,214,842	30.3	6.90		1,121,000	857,394
2005	8,067,921	2,718,048	66.3	2.54		1,757,000	12,306
2006	17,983,016	13,561,339	24.6	6.01		12,000	1,909,125
2007	21,783,298	10,476,335	51.9	2.93		488,000	43,414
2008	15,618,774	7,540,551	51.7	2.74		—	—

Totals	$90,775,528	$58,115,432	36.0	5.45		$3,084,800	$18,354,312

	Three months ended September 30, 2007
Year of Purchase	Collections	Revenue	Amortization Rate	Monthly Yield (1)		Net Impairments	Zero Basis Collections
2001 and prior	$8,393,785	$8,394,658	N/M%	N/M	%	$—	$8,393,785
2002	9,216,465	7,307,752	20.7	56.31		(46,600)	5,979,626
2003	13,745,208	9,309,806	32.3	18.08		159,300	3,703,211
2004	11,542,711	6,251,686	45.8	5.48		2,599,000	701,046
2005	11,977,322	(1,942,723)	116.2	(1.07)		11,124,000	25,775
2006	25,166,089	17,032,010	32.3	5.22		5,300	2,489,766
2007	10,706,862	5,681,345	46.9	2.30		—	—

Totals	$90,748,442	$52,034,534	42.7	5.57		$13,841,000	$21,293,209

	Nine months ended September 30, 2008
Year of Purchase	Collections	Revenue	Amortization Rate	Monthly Yield (1)		Net Impairments	Zero Basis Collections
2002 and prior	$38,448,367	$36,759,752	N/M%	N/M	%	$(550,000)	$34,828,065
2003	31,199,446	27,553,337	11.7	33.70		(1,311,400)	17,491,792
2004	25,992,434	18,034,090	30.6	7.16		2,808,664	2,651,637
2005	28,762,384	11,025,465	61.7	2.90		4,362,986	56,605
2006	64,213,311	40,767,563	36.5	5.42		2,460,000	5,766,090
2007	73,446,469	32,799,249	55.3	2.73		668,000	78,674
2008	24,170,141	11,107,343	54.0	2.69		—	27,779

Totals	$286,232,552	$178,046,799	37.8	5.76		$8,438,250	$60,900,642

	Nine months ended September 30, 2007
Year of Purchase	Collections	Revenue	Amortization Rate	Monthly Yield (1)		Net Impairments	Zero Basis Collections
2001 and prior	$29,075,495	$29,086,944	N/M%	N/M	%	$—	$28,909,608
2002	31,648,465	22,868,712	27.7	35.62		162,500	15,835,814
2003	46,176,202	31,082,260	32.7	15.54		1,783,600	9,739,777
2004	38,397,854	22,901,860	40.4	5.90		7,074,800	2,320,943
2005	40,451,980	17,445,342	56.9	2.79		13,803,000	56,005
2006	77,889,306	51,034,709	34.5	4.79		633,300	4,733,507
2007	18,394,511	9,911,639	46.1	2.33		—	—

Totals	$282,033,813	$184,331,466	34.6	6.66		$23,457,200	$61,595,654

(1)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

Account Representative Productivity

We measure traditional call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays our results.

Account Representatives by Experience

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
Number of account representatives:	2008	2007 (3)	2008	2007 (3)	2007 (3)	2006 (4)
One year or more (1)	521	547	504	575	558	573
Less than one year (2)	445	369	431	337	356	399

Total account representatives	966	916	935	912	914	972

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.
(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new associates in training.
(3)	Certain account representatives have been reclassified to make the 2007 disclosures comparable to the 2008 disclosures.
(4)	Excludes PARC’s FTE account representatives for periods prior to January 1, 2007.

The following table displays our account representative productivity.

Collection Averages by Experience (1)

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
Collection averages:	2008	2007 (2)	2008	2007 (2)	2007 (2)	2006 (3)
Overall average	$39,866	$45,549	$138,816	$148,620	$193,000	$164,932

(1)	Overall collection averages are not available by account representatives.
(2)	The overall collection average has been reclassified to make the 2007 disclosure comparable to the 2008 disclosure.
(3)	Excludes PARC’s FTE account representatives for periods prior to January 1, 2007.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.

Historical Collections (1)

Purchase Period	Purchase Price (3)	Year Ended December 31,										Nine Months Ended September 30, 2008
		1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(dollars in thousands)
Pre-1998		$10,603	$10,066	$8,734	$6,170	$4,544	$3,390	$2,808	$2,612	$2,008	$1,586	$989
1998	$16,411	4,835	15,220	15,045	12,962	11,021	7,987	5,583	4,653	3,352	2,619	1,524
1999	12,924	—	3,761	11,331	10,862	9,750	8,278	6,675	5,022	3,935	2,949	1,630
2000	20,592	—	—	8,896	23,444	22,559	20,318	17,196	14,062	10,603	7,410	4,135
2001	43,030	—	—	—	17,630	50,327	50,967	45,713	39,865	30,472	21,714	10,635
2002	72,255	—	—	—	—	22,339	70,813	72,024	67,649	55,373	39,839	19,535
2003	87,152	—	—	—	—	—	36,067	94,564	94,234	79,423	58,359	31,200
2004	86,547	—	—	—	—	—	—	23,365	68,354	62,673	48,093	25,993
2005	100,766	—	—	—	—	—	—	—	23,459	60,280	50,811	28,762
2006 (2)	142,265	—	—	—	—	—	—	—	—	32,751	101,529	64,213
2007	169,735	—	—	—	—	—	—	—	—	—	36,269	73,447
2008	123,242	—	—	—	—	—	—	—	—	—	—	24,170

Total		$15,438	$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$286,233

Cumulative Collections (1)
Purchase Period	Purchase Price (3)	Total Through December 31,										Total Through September 30, 2008
		1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(dollars in thousands)
1998	$16,411	$4,835	$20,055	$35,100	$48,062	$59,083	$67,070	$72,653	$77,306	$80,658	$83,277	$84,801
1999	12,924	—	3,761	15,092	25,954	35,704	43,982	50,657	55,679	59,614	62,563	64,193
2000	20,592	—	—	8,896	32,340	54,899	75,217	92,413	106,475	117,078	124,488	128,623
2001	43,030	—	—	—	17,630	67,957	118,924	164,637	204,502	234,974	256,688	267,323
2002	72,255	—	—	—	—	22,339	93,152	165,176	232,825	288,198	328,037	347,572
2003	87,152	—	—	—	—	—	36,067	130,631	224,865	304,288	362,647	393,847
2004	86,547	—	—	—	—	—	—	23,365	91,719	154,392	202,485	228,478
2005	100,766	—	—	—	—	—	—	—	23,459	83,739	134,550	163,312
2006 (2)	142,265	—	—	—	—	—	—	—	—	32,751	134,280	198,493
2007	169,735	—	—	—	—	—	—	—	—	—	36,269	109,716
2008	123,242	—	—	—	—	—	—	—	—	—	—	24,170
Cumulative Collections as Percentage of Purchase Price (1)
Purchase Period	Purchase Price (3)	Total Through December 31,										Total Through September 30, 2008
		1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
1998	$16,411	29%	122%	214%	293%	360%	409%	443%	471%	491%	507%	517%
1999	12,924	—	29	117	201	276	340	392	431	461	484	497
2000	20,592	—	—	43	157	267	365	449	517	569	605	625
2001	43,030	—	—	—	41	158	276	383	475	546	597	621
2002	72,255	—	—	—	—	31	129	229	322	399	454	481
2003	87,152	—	—	—	—	—	41	150	258	349	416	452
2004	86,547	—	—	—	—	—	—	27	106	178	234	264
2005	100,766	—	—	—	—	—	—	—	23	83	134	162
2006 (2)	142,265	—	—	—	—	—	—	—	—	23	94	140
2007	169,735	—	—	—	—	—	—	—	—	—	21	65
2008	123,242	—	—	—	—	—	—	—	—	—	—	20

(1)	Does not include proceeds from sales of any receivables.
(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.
(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

Below is a table that illustrates our quarterly cash collections from January 1, 2004 through September 30, 2008:

Cash Collections

Quarter	2008	2007	2006	2005	2004
First	$100,264,281	$95,853,350	$89,389,858	$80,397,640	$65,196,055
Second	95,192,743	95,432,021	89,609,982	84,862,856	67,566,031
Third	90,775,528	90,748,442	80,914,791	78,159,364	66,825,822
Fourth	—	89,144,650	80,955,115	76,490,350	68,339,797

Total cash collections	$286,232,552	$371,178,463	$340,869,746	$319,910,210	$267,927,705

Below is a table that illustrates the cash collections percentages by source of our total cash collections:

	For the three months ended September 30,				For the nine months ended September 30,
	2008		2007 (1)		2008		2007 (1)
	$	%	$	%	$	%	$	%
Traditional collections	$38,386,629	42.3%	$41,029,522	45.2%	$128,146,968	44.8%	$134,334,568	47.6%
Legal collections	38,067,946	41.9	36,634,628	40.4	116,118,956	40.6	110,355,371	39.1
Other collections	14,320,953	15.8	13,084,292	14.4	41,966,628	14.6	37,343,874	13.3

Total cash collections	$90,775,528	100.0%	$90,748,442	100.0%	$286,232,552	100.0%	$282,033,813	100.0%

(1)	Certain cash collections have been reclassified to make the 2007 disclosures comparable to the 2008 disclosures.

The following chart categorizes our purchased receivable portfolios acquired during January 1, 1998 through September 30, 2008 and into major asset types, as of September 30, 2008:

Asset Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	(in thousands)
Visa®/MasterCard®/Discover®	$17,297,686	49.2%	7,782	24.9%
Private Label Credit Cards	4,817,754	13.8	6,731	21.5
Telecommunications/Utility/Gas	3,007,893	8.5	7,781	24.9
Health Club	1,891,514	5.4	1,787	5.7
Auto Deficiency	1,355,983	3.9	241	0.8
Installment Loans	1,239,580	3.5	359	1.1
Wireless Telecommunications	719,156	2.0	1,727	5.5
Other (1)	4,852,181	13.7	4,894	15.6

Total	$35,181,747	100.0%	31,302	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

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

The following chart categorizes our purchased receivable portfolios acquired during January 1, 1998 through September 30, 2008 into major account types as of September 30, 2008:

Account Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	(in thousands)
Fresh	$2,355,643	6.7%	1,455	4.6%
Primary	4,871,103	13.8	4,806	15.4
Secondary	7,238,460	20.6	7,028	22.5
Tertiary (1)	16,318,323	46.4	14,883	47.5
Other	4,398,218	12.5	3,130	10.0

Total	$35,181,747	100.0%	31,302	100.0%

(1)	Excluding the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivable portfolios acquired during January 1, 1998 through September 30, 2008 based on geographic location of debtor, as of September 30, 2008:

Geographic Location	Face Value of Charged-off Receivables (3)(4)%		No. of Accounts	%
	(in thousands)
Texas (1)	$5,133,107	14.6%	4,894	15.6%
California	3,996,826	11.4	3,626	11.6
Florida (1)	3,500,995	10.0	2,274	7.3
Michigan (1)	2,088,925	5.9	2,587	8.3
New York	2,051,669	5.7	1,327	4.2
Ohio (1)	1,864,532	5.3	2,395	7.7
Illinois (1)	1,460,001	4.2	1,717	5.5
Pennsylvania	1,262,376	3.6	970	3.1
New Jersey (1)	1,155,854	3.3	957	3.0
North Carolina	1,023,395	2.9	704	2.2
Georgia	970,256	2.8	811	2.6
Other (2)	10,673,811	30.3	9,040	28.9

Total	$35,181,747	100.0%	31,302	100.0%

(1)	Collection site(s) located in this state.
(2)	Each state included in “Other” represents under 2.0% individually of the face value of total charged-off consumer receivables.
(3)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.
(4)	Excluding the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth. During the nine months ended September 30, 2008, we had repayments of $93.6 million to reduce our outstanding Revolving Credit Facility and Term Loan Facility balances while having $91.5 million in borrowings against our Revolving Credit Facility. In addition, we entered into a new agreement with a third party collecting on our behalf. Under this agreement, we will receive a total cash advance of $7.0 million through November 2009. The Company received $3.5 million through September 30, 2008, and incurred $5.1 million in court cost expenses, which were offset against the cash advance. An asset equal to the court cost expense in excess of the cash advance received is included in other assets in the consolidated statements of financial position. The agreement contains performance conditions for both parties and we may be required to refund a portion of the cash advance in certain situations.

Borrowings

We maintain a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 and was amended on March 10, 2008. Under the terms of the Amended New Credit Agreement, we have a five-year $100 million Revolving Credit Facility and a six-year $150 million Term Loan Facility. The Amended New Credit Facilities bear interest at prime or up to 125 basis points over prime depending upon our liquidity, as defined in the Amended New Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month LIBOR contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Amended New Credit Agreement is secured by a first priority lien on all of our assets. The Amended New Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of September 30, 2008 were:

•

Leverage Ratio (as defined) cannot exceed (i) 1.25 to 1.0 at any time on or before June 29, 2009, (ii) 1.125 to 1.0 at any time on or after June 30, 2009 and on or before December 30, 2010 or (iii) 1.0 to 1.0 at any time thereafter;

•

Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth cannot exceed (i) 2.75 to 1.0 at any time on or after September 30, 2008 and on or before December 30, 2008, (ii) 2.5 to 1.0 at any time on or after December 31, 2008 and on or before December 30, 2009, (iii) 2.25 to 1.0 at any time on or after December 31, 2009 and on or before December 30, 2010, (iv) 2.0 to 1.0 at any time on or after December 31, 2010 and on or before December 30, 2011 or (v) 1.5 to 1.0 to any time thereafter; and

•

Consolidated Tangible Net Worth must equal or exceed $80.0 million plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.

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

We had $189.1 million principal balance outstanding on our Amended New Credit Facilities at September 30, 2008. We have an interest rate swap agreement that hedges a portion of the interest rate expense on the Term Loan Facility. We believe we are in compliance with all terms of the Amended New Credit Agreement as of September 30, 2008.

Cash Flows

For the nine months ended September 30, 2008, we invested $120.5 million in purchased receivables, net of buybacks, funded by internal cash flow. Our cash balance decreased from $10.5 million at December 31, 2007 to $8.8 million as of September 30, 2008.

Our operating activities provided cash of $26.4 million and $44.9 million for the nine months ended September 30, 2008 and 2007, respectively. Cash provided by operating activities for the nine months ended September 30, 2008 and 2007 was generated primarily from net income earned through cash collections as adjusted for the timing of payments in income taxes, accounts payable and accrued liabilities as of September 30, 2008 and 2007 compared to December 31, 2007 and 2006, respectively.

Investing activities used cash of $25.3 million and $34.9 million for the nine months ended September 30, 2008 and 2007, respectively. Cash used by investing activities was primarily due to acquisitions of purchased receivables, net of cash collections applied to principal.

Financing activities used cash of $2.8 million and $10.3 million for the nine months ended September 30, 2008 and 2007, respectively. Cash used by financing activities for the nine months ended September of 2008 was primarily due to repayments on our Revolving Credit Facility and Term Loan Facility of $93.6 million net of borrowings under the Revolving Credit Facility of $91.5 million. In addition, cash used by financing activities for the nine months ended September of 2008 was due to payment of deferred financing costs of $0.7 million associated with the amendment of the New

Credit Agreement. Cash used by financing activities for the first nine months of 2007 was primarily due to borrowings of $216.0 million under our New Credit Facilities and former credit agreement to fund the recapitalization transactions and investments in purchased receivables for $150.0 million and $66.0 million, respectively. Cash used in financing activities included repayments of $70.4 million on our former credit agreement, $2.4 million in payment of deferred financing costs and capital lease obligations as well as payments of $75.0 million for our repurchase of 4,000,000 shares in accordance with the Recapitalization Plan. Furthermore, our Board of Directors declared a special one-time cash dividend of $2.45 per share, or $74.9 million in aggregate, which was paid on July 31, 2007 to holders of record on July 19, 2007. In addition, we exercised our right to buy our shares from former associates for $15.00 per share, or $2.0 million.

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

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of September 30, 2008:

	Year Ending December 31,
	2008(3)	2009	2010	2011	2012	Thereafter
Capital lease obligations	$2,256	$—	$—	$—	$—	$—
Operating lease obligations	1,470,067	5,310,016	4,104,686	3,838,341	3,511,471	10,852,626
Purchase commitment (1)	462,000	462,000	—	—	—	—
Purchased receivables (2)	30,818,440	5,574,290	—	—	—	—
Revolving credit (3)	—	—	—	—	41,000,000	—
Term loan (4)	375,000	1,500,000	1,500,000	1,500,000	1,500,000	141,750,000
Contractual interest on derivative instruments	1,252,514	4,696,927	3,444,413	2,198,781	946,267	—

Total	$34,380,277	$17,543,233	$9,049,099	$7,537,122	$46,957,738	$152,602,626

(1)	In 2007, we signed an agreement with a software provider and initiated a project to install a new collection platform. We have a contractual commitment to purchase $0.9 million in additional software. In addition, we expect to spend approximately $3.3 million over the next two years to fully implement this software. Costs will be capitalized in accordance with the guidance in SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. This project is funded with cash from operations and borrowings on our Revolving Credit Facility.
(2)	We have ten forward flow contracts that have terms beyond September 30, 2008 with the last contract expiring in April 2009. In addition to the ten forward flow contracts, we have two on-going forward flow contracts that have estimated monthly purchases of approximately $12,600.
(3)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the Amended New Credit Agreement. Interest on our Revolving Credit Facility is variable and is not included within the amount outstanding as of September 30, 2008.
(4)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in June 2013. The variable interest is not included within the amount outstanding as of September 30, 2008.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Refer to Note 1 to Consolidated Financial Statements entitled “Basis of Presentation and Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements and their impact on our Consolidated Financial Statements.

Critical Accounting Policies

Revenue Recognition

We utilize the interest method of accounting for our purchased receivables because we believe that the amounts and timing of cash collections for our purchased receivables can be reasonably estimated. This belief is predicated on our historical results and our knowledge of the industry. The interest method is prescribed by SOP 03-3.

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

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.

We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made.

Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to the interest rate risk with our Amended New Credit Facilities. We may periodically enter into interest rate swap agreements to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Amended New Credit Facilities were $189.1 million and $191.3 million as of September 30, 2008 and December 31, 2007, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125 million. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25 million. The hedged borrowings on our Amended New Credit Facilities were $100.0 million at September 30, 2008. The outstanding unhedged borrowings on our Amended New Credit Facilities were $89.1 million as of September 30, 2008, consisting of $41.0 million outstanding on the Revolving Credit Facility and $48.1 million outstanding on the term loan facility. Interest rates on unhedged borrowings may be based on the Prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates, interest expense would have increased approximately $0.8 million on the unhedged borrowings for the nine months ended September 30, 2008.

For the nine months ended September 30, 2008, the swap was determined to be highly effective in hedging against fluctuations in variable interest rates associated with the underlying debt. Interest rates have decreased since we entered into our swap agreement, reducing the fair value and resulting in a liability balance. Additional declines in interest rates will further reduce the fair value, while increasing interest rates will increase the fair value.

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

We implemented a new proprietary revenue recognition system that we believe has improved our internal control over financial reporting during our fiscal quarter ended September 30, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2008.

ASSET ACCEPTANCE CAPITAL CORP.

Date: November 6, 2008
	By:	/s/ Nathaniel F. Bradley IV
Nathaniel F. Bradley IV
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2008	By:	/s/ Mark A. Redman
Mark A. Redman
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)