Form 10-Q
period 2009-03-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2009-05-01
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(586) 939-9600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 20, 2009, 30,573,031 shares of the Registrant’s common stock were outstanding.

ASSET ACCEPTANCE CAPITAL CORP.

Quarterly Report on Form 10-Q

			Page
	PART I – Financial Information
Item 1.	Consolidated Financial Statements (unaudited)		3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk		37
Item 4.	Controls and Procedures		37
	PART II – Other Information
Item 1.	Legal Proceedings		37
Item 6.	Exhibits		38
Signatures			39
Exhibits:	10.1	2009 Annual Incentive Compensation Plan for Management (Portions of this document have been omitted pursuant to a request for confidential treatment)
	10.2	Employment Agreement dated January 21, 2009, between Rion B. Needs and Asset Acceptance, LLC
	10.3	Form of Restricted Stock Unit Award Agreement (Time Based)
	31.1	Rule 13a-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer
	32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash	$8,262,457	$6,042,859
Purchased receivables, net	346,048,993	361,808,502
Income taxes receivable	1,991,561	3,934,029
Property and equipment, net	12,217,904	12,526,817
Goodwill	14,323,071	14,323,071
Intangible assets	2,400,975	2,453,117
Other assets	6,529,066	7,082,721

Total assets	$391,774,027	$408,171,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,371,682	$3,388,320
Accrued liabilities	19,339,111	21,476,207
Income taxes payable	1,142,554	658,329
Notes payable	162,047,514	181,550,000
Deferred tax liability, net	64,936,256	64,470,002

Total liabilities	249,837,117	271,542,858

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,169,552 at March 31, 2009 and December 31, 2008	331,696	331,696
Additional paid in capital	147,152,609	146,915,791
Retained earnings	39,790,458	35,188,314
Accumulated other comprehensive loss, net of tax	(4,195,172)	(4,664,862)
Common stock in treasury; at cost, 2,596,521 shares at March 31, 2009 and December 31, 2008	(41,142,681)	(41,142,681)

Total stockholders’ equity	141,936,910	136,628,258

Total liabilities and stockholders’ equity	$391,774,027	$408,171,116

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues
Purchased receivable revenues, net	$56,739,679	$63,722,688
Gain on sale of purchased receivables	—	159,105
Other revenues, net	251,519	472,937

Total revenues	56,991,198	64,354,730

Expenses

Salaries and benefits	19,846,517	22,071,973
Collections expense	22,126,683	21,955,673
Occupancy	1,810,861	1,927,488
Administrative	2,330,386	2,668,152
Depreciation and amortization	885,818	1,027,804
Impairment of assets	—	445,651
Loss on disposal of equipment and other assets	1,404	5,583

Total operating expenses	47,001,669	50,102,324

Income from operations	9,989,529	14,252,406
Other income (expense)
Interest income	961	23,251
Interest expense	(2,642,126)	(3,344,597)
Other	71,777	17,983

Income before income taxes	7,420,141	10,949,043
Income taxes	2,817,997	4,171,219

Net income	$4,602,144	$6,777,824

Weighted average number of shares:
Basic	30,610,988	30,553,019
Diluted	30,624,101	30,565,690
Earnings per common share outstanding:
Basic	$0.15	$0.22
Diluted	$0.15	$0.22

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$4,602,144	$6,777,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	885,818	1,027,804
Deferred income taxes	470,561	1,510,293
Share-based compensation and other non-cash compensation expense	236,818	246,433
Net impairment of purchased receivables	3,449,300	384,283
Non-cash revenue	(32,815)	(147,769)
Loss on disposal of equipment and other assets	1,404	5,583
Gain on sale of purchased receivables	—	(159,105)
Impairment of intangible assets	—	445,651
Changes in assets and liabilities:
(Decrease) increase in accounts payable and other accrued liabilities	(2,688,351)	3,429,300
Decrease in other assets	553,655	536,083
Increase in net income taxes	2,426,693	2,601,488

Net cash provided by operating activities	9,905,227	16,657,868

Cash flows from investing activities
Investment in purchased receivables, net of buy backs	(21,617,749)	(20,472,028)
Principal collected on purchased receivables	33,960,773	36,305,079
Proceeds from the sale of purchased receivables	—	161,331
Purchase of property and equipment	(526,377)	(2,419,214)
Proceeds from sale of property and equipment	210	—

Net cash provided by investing activities	11,816,857	13,575,168

Cash flows from financing activities
Borrowings under notes payable	15,500,000	—
Repayment of notes payable	(35,002,486)	(27,375,000)
Payment of deferred financing costs	—	(569,544)
Repayment of capital lease obligations	—	(9,056)

Net cash used in financing activities	(19,502,486)	(27,953,600)

Net increase in cash	2,219,598	2,279,436
Cash at beginning of period	6,042,859	10,474,479

Cash at end of period	$8,262,457	$12,753,915

Supplemental disclosure of cash flow information
Cash paid for interest	$2,772,175	$3,434,253
Cash paid for income taxes	27,490	73,390
Non-cash investing and financing activities:
(Increase) decrease in fair value of swap liability	(465,383)	3,374,207
Decrease (increase) in unrealized loss on interest rate swap	469,690	(2,174,008)

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Asset Acceptance Capital Corp. (a Delaware corporation) and its subsidiaries (collectively referred to as the “Company”) are engaged in the purchase and collection of defaulted and charged-off accounts receivable portfolios. These receivables are acquired from consumer credit originators, primarily credit card issuers including private label card issuers, consumer finance companies, healthcare providers, telecommunications and other utility providers, resellers and other holders of consumer debt. The Company periodically may sell receivables from these portfolios to unaffiliated companies.

In addition, the Company finances the sales of consumer product retailers.

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2009 and its operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008, and all adjustments were of a normal recurring nature. The operations of the Company for the three months ended March 31, 2009 and 2008 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The cost recovery method prescribed by SOP 03-3 is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had a yield assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of March 31, 2009, the Company had 62 unamortized pools on the cost recovery method, including all healthcare pools, with an aggregate carrying value of $6,594,228 or about 1.9% of the total carrying value of all purchased receivables. The Company had 62 unamortized pools on the cost recovery method with an aggregate carrying value of $9,804,318, or about 2.7% of the total carrying value of all purchased receivables as of December 31, 2008.

The agreements to purchase receivables typically include general representations and warranties from the sellers covering account holder death, bankruptcy, fraud and settled or paid accounts prior to sale. These representations and warranties permit the return of certain ineligible accounts from the Company back to the seller. The general time frame to return accounts is within 90 to 180 days from the date of the purchase agreement. Proceeds from returns, also referred to as buybacks, are applied against the carrying value of the static pool.

Although not its usual business practice, the Company may periodically sell, on a non-recourse basis, all or a portion of a pool to third parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and carrying value, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of SFAS 125”, as amended. The agreements to sell receivables typically include general representations and warranties. Any accounts returned to the Company under these representations and warranties, and during the negotiated time frame, are netted against any “gains on sale of purchased receivables” or if they exceed the total reported gains for the period as a “loss on sale of purchased receivables”, which would be accrued for if material to the consolidated financial statements.

Changes in purchased receivable portfolios for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
	2009	2008
Beginning balance	$361,808,502	$346,198,900
Investment in purchased receivables, net of buybacks	21,617,749	20,472,028
Cost of sale of purchased receivables, net of returns	—	(2,226)
Cash collections	(94,116,937)	(100,264,281)
Purchased receivable revenues	56,739,679	63,722,688

Ending balance	$346,048,993	$330,127,109

Accretable yield represents the amount of revenue the Company can expect over the remaining life of the existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of the purchased receivables. Changes in accretable yield for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
	2009	2008
Beginning balance (1)	$534,985,144	$559,605,071
Revenue recognized on purchased receivables	(56,739,679)	(63,722,688)
Additions due to purchases during the period	41,391,387	19,883,169
Reclassifications from (to) nonaccretable yield	17,355,097	(15,474,731)

Ending balance (1)	$536,991,949	$500,290,821

(1)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Please refer to Forward-Looking Statements on page 21 and Critical Accounting Policies on page 35 for further information regarding these estimates.

Cash collections for the three months ended March 31, 2009 and 2008 include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of cash collections from fully amortized pools were as follows:

	Three months ended March 31,
	2009	2008
Cash collections from fully amortized pools:
Amortizing before the end of their expected life	$7,241,960	$8,464,569
Amortizing after their expected life	8,275,732	12,605,254
Accounted under the cost recovery method	2,735,868	1,176,527

Total cash collections from fully amortized pools	$18,253,560	$22,246,350

Changes in purchased receivables portfolios under the cost recovery method for the period ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
	2009 (1)	2008 (1)
Portfolios under the cost recovery method:
Beginning balance	$9,804,318	$26,991,102
Addition of portfolios	89,078	2,069,185
Buybacks, impairments and resales adjustments	(474,321)	(718,072)
Cash collections on all portfolios under the cost recovery method until fully amortized	(2,824,847)	(7,262,064)

Ending balance	$6,594,228	$21,080,151

(1)	The beginning and ending balances include the first quarter of 2005 aggregate and all healthcare portfolios. The carrying values of the first quarter of 2005 aggregate and all healthcare portfolios were $1,763,814 and $3,913,086, respectively, of the total carrying value of purchased receivables as of March 31, 2009. The carrying values of the first quarter of 2005 aggregate and all healthcare portfolios were $3,432,876 and $5,090,037, respectively, of the total carrying value of purchased receivables as of December 31, 2008.

During the three months ended March 31, 2009 and 2008, the Company recorded net impairments of $3,449,300 and $384,283, respectively, related to its purchased receivables. The net impairment charge reduced revenue and the carrying value of the purchased receivable portfolios. Changes in the purchased receivables valuation allowance for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
	2009	2008
Beginning balance	$71,949,326	$62,091,755
Impairments	3,791,000	1,795,533
Reversal of impairments	(341,700)	(1,411,250)
Deductions (1)	(1,713,600)	(1,236,133)

Ending balance	$73,685,026	$61,239,905

(1)	Deductions represent impairments on purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is eliminated because it can no longer be reversed.

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

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of balances collected by the third party. The Company includes the reimbursement of certain legal and other costs as cash collections, thereby recording the gross proceeds received by the unaffiliated third parties as cash collections. The Company records the percentage of the gross cash collections paid to the third parties as a component of collections expense. The percent of gross cash collections from such third party relationships were 31.8% and 28.9% for the three months ended March 31, 2009 and 2008, respectively.

Accrued Liabilities

As of March 31, 2009 and December 31, 2008, the total of accrued liabilities was $19,339,111 and $21,476,207, respectively. The details of the balances are identified in the following table.

	March 31, 2009	December 31, 2008
Fair value of derivative instruments	6,778,191	$7,243,574
Accrued payroll, benefits and bonuses	5,697,492	7,676,269
Deferred rent	3,295,180	3,397,942
Accrued general and administrative expenses	2,346,629	2,128,355
Accrued interest expenses	588,805	870,829
Other accrued expenses	632,814	159,238

Total accrued liabilities	$19,339,111	$21,476,207

Concentration of Risk

For the three months ended March 31, 2009 and 2008, the Company invested 80.8% and 52.0%, respectively, in purchased receivables from its top three sellers. Two of the top three sellers were different in each of the three month periods presented.

Interest Expense

Interest expense included interest on the Company’s credit facilities, unused facility fees, the ineffective portion of the change in fair value of the Company’s derivative financial instrument (refer to Note 3, “Derivative Financial Instruments and Risk Management”) and amortization of deferred financing costs. During the three months ended March 31, 2009, the Company recorded interest expense of $2,642,126, including the amortization of $154,401 in deferred financing costs. During the three months ended March 31, 2008, the Company recorded interest expense of $3,344,597, including the amortization of $129,117 in deferred financing costs.

In addition, interest expense of $20,116 and $19,769, related to software development for internal use was capitalized for the three months ended March 31, 2009 and 2008, respectively.

Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding. Diluted weighted average shares outstanding at March 31, 2009 and 2008 included 13,113 and 12,671 dilutive shares, respectively, related to outstanding stock options, deferred stock units, restricted shares and restricted share units (the “Share-Based Awards”). There were 993,652 and 740,085 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s stock at March 31, 2009 and 2008, respectively.

Goodwill and Other Intangible Assets

Intangible assets with finite lives arising from business combinations are amortized over their estimated useful lives, ranging from five to seven years, using the straight-line and double-declining methods. As prescribed by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and trademark and trade names with indefinite lives are not amortized. Goodwill and other intangible assets are reviewed annually to assess recoverability or more frequently if impairment indicators are present, in accordance with SFAS 142. Impairment charges are recorded for intangible assets when the estimated fair value is less than the book value of that asset. Refer to Note 7, “Fair Value”, for additional information about the fair value of goodwill and other intangible assets.

During the first quarter of 2008, the Company decided to no longer service medical receivables on a contingent fee basis. As a result, the Company recognized an impairment charge of $445,651, the net book value of intangible assets for customer contracts and relationships associated with the contingent collection business. This impairment is recorded in “Impairment of assets” in the consolidated statements of operations.

Comprehensive Income

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. The Company’s only component of comprehensive income other than net income is the change in unrealized gain or loss on derivatives qualifying as cash flow hedges, net of income taxes. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the accompanying consolidated statements of financial position as accumulated other comprehensive loss, net of income taxes. The accumulated other comprehensive income (loss), net of tax for the three months ended March 31, 2009 and 2008 is presented in the following table:

	March 31, 2009	March 31, 2008
Opening balance	$(4,664,862)	$(2,012,127)
Change	469,690	(2,174,008)

Ending balance	$(4,195,172)	$(4,186,135)

Recently Issued Accounting Pronouncements

The following accounting pronouncements have been issued and will be effective for the Company in or after fiscal year 2009:

SFAS No. 157, “Fair Value Measurements”

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. SFAS 157 was issued in September 2006 and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). This FSP deferred the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted SFAS 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis as of January 1, 2009. The application of SFAS 157 for non-financial assets and liabilities did not have a significant impact on the Company’s consolidated statements of financial position, operations or cash flows.

SFAS No. 141 (R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS 160”). These pronouncements were required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) and SFAS 160 did not have a material impact on the Company’s consolidated statements of financial position, operations or cash flows.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated statements of financial position, operations or cash flows.

FASB Staff Position No. 142-3 “Determination of the Useful Life of Intangible Assets”

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated statements of financial position, operations and cash flows.

FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”

FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB-28-1”), amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The Statement was issued in April 2009 and is effective prospectively for interim reporting periods ending after June 15, 2009. Early adoption is permitted for interim periods ending after March 15, 2009, and the Company adopted the disclosure requirements of FSP 107-1 and APB-28-1 as of March 31, 2009. The adoption did not have a material impact on the Company’s consolidated statements of financial position, operations or cash flows.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no material effect on previously reported consolidated statements of financial position, operations or cash flows.

2. Notes Payable

The Company’s credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, originated on June 5, 2007 and was amended on March 10, 2008 (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company has a five-year $100,000,000 revolving credit facility (the “Revolving Credit Facility”) and a six-year $150,000,000 term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at prime or up to 125 basis points over prime depending upon the Company’s liquidity, as defined in the Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month contracts based on the London Inter Bank Offer Rate (“LIBOR”) at rates between 150 to 250 basis points over the respective LIBOR rates, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25,000,000 increase as well as sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans. The Credit Agreement is secured by a first priority lien on all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of March 31, 2009 were:

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

The Credit Agreement contains a provision that requires the Company to repay Excess Cash Flow, as defined, to reduce the indebtedness outstanding under its Credit Agreement. The annual repayment of the Company’s Excess Cash Flow was effective with the issuance of its audited consolidated financial statements for fiscal year 2008, and the Company made the required payment of $2,427,486 during the three months ended March 31, 2009. The Excess Cash Flow repayment provisions are:

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

The Credit Agreement requires the Company to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the Term Loan Facility. Refer to Note 3, “Derivative Financial Instruments and Risk Management” for additional information.

The Company had $162,047,514 and $181,550,000 principal balance outstanding on its Credit Facilities at March 31, 2009 and December 31, 2008, respectively, of which $144,947,514 and $147,750,000 was part of the Term Loan Facility at March 31, 2009 and December 31, 2008, respectively, and $17,100,000 and $33,800,000 was part of the Revolving Credit Facility, respectively. The Term Loan Facility requires quarterly repayments totaling $1,500,000 annually until March 2013 with the remaining balance due in June 2013.

The Company believes it is in compliance with all terms of the Credit Agreement as of March 31, 2009.

3. Derivative Financial Instruments and Risk Management

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

Based on the provisions of SFAS No. 133 as amended and interpreted, the Company records derivative financial instruments at fair value. Refer to Note 7, “Fair Value” for additional information. Counterparty default would expose the Company to fluctuations in variable interest rates.

Derivative Financial Instruments

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25,000,000. As of March 31, 2009, the notional amount is $100,000,000. This swap agreement expires on September 13, 2012.

The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income (“OCI”) in the consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in other income (expense). Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of March 31, 2009, the Company does not have any fair value hedges.

Changes in fair value were recorded as an adjustment to OCI, net of tax. Amounts in OCI will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. In these situations, all or a portion of the transaction would be ineffective. The Company does not expect to reclassify any amount currently included in OCI into earnings due to ineffectiveness within the next 12 months.

The following table summarizes the fair value of derivative instruments as recorded in the consolidated statements of financial position.

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap	Accrued liabilities	$6,778,191	Accrued liabilities	$7,243,574

Total derivatives designated as hedging instruments under SFAS 133		$6,778,191		$7,243,574

The following table summarizes the impact of derivative instruments for the three months ended March 31, 2009 and 2008 as recorded in the consolidated statements of operations.

Derivatives in SFAS 133 cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008		2009	2008		2009	2008
Interest rate swap	$465,383	$(3,374,207)	Interest expense	$—	$—	Interest expense	$1,060	$799

Total	$465,383	$(3,374,207)	Total	$—	$—	Total	$1,060	$799

Placeholder for possible new paragraph.

4. Property and Equipment

Property and equipment, having estimated useful lives ranging from three to ten years consisted of the following:

	March 31, 2009	December 31, 2008
Computers and software	$15,577,545	$15,341,320
Furniture and fixtures	10,388,846	10,401,899
Leasehold improvements	2,278,449	2,264,658

Total property and equipment, cost	28,244,840	28,007,877
Less accumulated depreciation	(16,026,936)	(15,481,060)

Net property and equipment	$12,217,904	$12,526,817

5. Share-Based Compensation

The Company recognized share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation”, using the modified prospective application. SFAS 123(R) requires all stock-based compensation awards granted to associates to be recognized in the consolidated financial statements at fair value.

The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company has reserved 3,700,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan and 2,387,974 shares remain available to be granted as of March 31, 2009. The purpose of the plan is (1) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (2) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

Based on historical experience, the Company uses an annual forfeiture rate of 15% for associate grants. Grants made to non-associate directors have no forfeiture rates associated with them due to immediate vesting of grants to this group.

The Company’s share-based compensation arrangements are described below.

Stock Options

The Company utilizes the Whaley Quadratic approximation model, an intrinsic value method, to calculate the fair value of the stock awards on the date of grant using the assumptions noted in the following table. Changes to the subjective input assumptions can result in different fair market value estimates. With regard to the Company’s assumptions stated below, the expected volatility is based on the historical volatility of the Company’s stock and management’s estimate of the volatility over the contractual term of the options. The expected term of the options are based on management’s estimate of the period of time for which the options are expected to be outstanding. The risk-free rate is derived from the five-year U.S. Treasury yield curve on the date of grant.

Options issue year:	2009	2008
Expected volatility	51.37%	46.50%
Expected dividends	0.00%	0.00%
Expected term	5 Years	5 Years
Risk-free rate	2.06%	3.09%

As of March 31, 2009, the Company had options outstanding for 902,292 shares of its common stock under the Stock Incentive Plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. The options granted to key associates generally vest between one and five years from the grant date, whereas the options granted to non-associate directors generally vest immediately. The fair values of the stock options are expensed on a straight-line basis over the vesting period. The related expense for the three months ended March 31, 2009 includes $74,441 in salaries and benefits for associates. The related expense for the three months ended March 31, 2008 includes $51,170 in salaries and benefits for associates. The total tax benefit recognized in the consolidated statements of operations was $28,288 and $19,496 for the three months ended March 31, 2009 and 2008, respectively. The following summarizes all stock option related transactions from January 1, 2009 through March 31, 2009.

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
January 1, 2009	712,991	$13.89
Granted	203,229	3.57
Forfeited	(13,928)	10.79

Outstanding at March 31, 2009	902,292	11.62	7.17	$348,181

Exercisable at March 31, 2009	516,024	$15.30	6.85	$—

The weighted-average grant date fair value of the options granted during the three months ended March 31, 2009 was $1.65 per option. No options were exercised during the three months ended March 31, 2009 and 2008.

As of March 31, 2009, there was $1,044,421 of total unrecognized compensation expense related to nonvested stock options granted under the stock incentive plan. The total unrecognized compensation expense is comprised of $932,493 for options expected to vest and $111,928 for options not expected to vest. The unrecognized compensation expense options expected to vest is expected to be recognized over a weighted-average period of 2.87 years.

Deferred Stock Units

As of March 31, 2009, the Company had granted 30,023 deferred stock units (“DSUs”) of its common stock to non-associate directors under the Company’s Stock Incentive Plan. DSUs represent our obligation to deliver one share of common stock for each unit at a later date elected by the non-associate director, such as when his or her board service ends. DSUs vest immediately upon grant and are not subject to forfeiture. DSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional DSUs. The value of each DSU is equal to the market price of the Company’s stock at the date of grant.

The fair value of the DSUs granted during the three months ended March 31, 2009 were expensed immediately to correspond with the vesting schedule. The related expense for the three months ended March 31, 2009 and 2008 includes $21,880 and $31,259 in administrative expenses, respectively.

The following summarizes all DSUs related transactions from January 1, 2009 through March 31, 2009.

	DSUs	Weighted-Average Grant-Date Fair Value
January 1, 2009	23,681	$10.37
Granted	6,342	3.45

Balance at March 31, 2009	30,023	$8.91

There was no unrecognized compensation expense related to nonvested share-based compensation arrangement granted with DSUs for the three months ended March 31, 2009 and 2008.

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

The fair value of the RSUs is expensed on a straight-line basis over the vesting period based on the number of RSUs that are expected to vest. For RSUs with performance conditions, if goals are not expected to be met, the compensation expense previously recognized is reversed. The related expense for the three months ended March 31, 2009 and 2008 included $140,497 and $164,004, respectively, in salaries and benefits expense for associates.

The Company issues shares of common stock for RSUs as they vest. During 2008, 49,955 shares of common stock were issued for vested RSUs. The following summarizes all RSU related transactions from January 1, 2009 through March 31, 2009.

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	224,610	$10.27
Granted	113,827	3.57
Forfeited	(23,681)	8.69

Nonvested at March 31, 2009	314,756	$7.96

As of March 31, 2009, there was $2,051,855 of total unrecognized expense related to nonvested RSUs. The total unrecognized expense is comprised of $1,175,109 for RSUs expected to vest and $876,746 for RSUs not expected to vest. The unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.61 years.

6. Contingencies and Commitments

Litigation Contingencies

The Company is involved in certain legal matters that management considers incidental to its business. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The company recognizes expense for defense costs when incurred.

Management has evaluated pending and threatened litigation against the Company as of March 31, 2009 and does not believe the exposure to be material.

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

7. Fair Value

The Company adopted SFAS 157 as of January 1, 2008 as it applies to financial assets and liabilities. The Company adopted SFAS 157 as it relates to non-financial assets and liabilities, including goodwill and other indefinite-lived assets, on January 1, 2009.

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

Interest Rate Swap Agreement

	Fair Value Measurements at Reporting Date Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$6,778,191		$6,778,191

The fair value of the interest rate swap agreement represents the amount the Company would receive or pay to terminate or otherwise settle the contract at the consolidated statements of financial position date, taking into consideration current unearned gains and losses. The fair value was determined using a market approach, and is based on the three-month LIBOR curve for the remaining term of the swap agreement. Refer to Note 3, “Derivative Financial Instruments and Risk Management”, for additional information about the fair value of the interest rate swap.

Goodwill and Other Intangible Assets

Goodwill and certain intangible assets not subject to amortization are assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The estimate of fair value of the Company’s goodwill reporting unit, the purchased receivables operating segment, is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. At the time of the annual goodwill impairment test in the fourth quarter of 2008, market capitalization was substantially higher than book value and goodwill was considered not to be impaired. Given recent declines in the Company’s stock price, a discounted cash flow analysis was also performed. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The Company based assumptions about future cash flows and growth rates on its budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. The fair value of goodwill using a market capitalization approach and a discounted cash flow analysis exceeded the book value as of December 31, 2008.

The annual impairment test for other intangible assets not subject to amortization, for example, trademark and trade names, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies, which include Level 3 inputs. Significant assumptions are inherent in this process, including estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The Company performed a discounted cash flow analysis of its trademark and trade names as of December 31, 2008 and determined that no impairment charges were required.

The following disclosures are made pursuant to SFAS 107 and FAS 107-1 and APB 28-1. These assets and liabilities are not within the scope of SFAS 157 because they are not measured at fair value.

Purchased Receivables

The Company initially records purchased receivables at cost, which is discounted from the contractual receivable balance. The ending balance of the purchased receivables is reduced as cash is received based upon the guidance of PB6 and SOP 03-3. The carrying value of receivables was $346,048,993 and $361,808,502 at March 31, 2009 and December 31, 2008, respectively. The Company computes fair value of these receivables by discounting the future cash flows generated by its forecasting model using an adjusted weighted average cost of capital, reflective of other market participant’s cost of capital. The fair value of the purchased receivables approximated carrying value at both March 31, 2009 and December 31, 2008.

Credit Facilities

The Company’s Credit Facilities had carrying amounts of $162,047,514 and $181,550,000 as of March 31, 2009 and December 31, 2008, respectively. The Company computed the approximate fair value of the Credit Facilities to be $113,600,235 and $117,244,500 as of March 31, 2009 and December 31, 2008, respectively. The fair value of the Company’s Credit Facilities is based on borrowing rates currently available to the Company and similar market participants.

8. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities based on differences between financial reporting and the tax bases of the assets and liabilities, measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

The Company accounts for uncertain tax positions in accordance with SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.

The Company recorded an income tax provision of $2,817,997 and $4,171,219 for the three months ended March 31, 2009 and 2008, respectively. The provision for income tax expense reflects an effective income tax rate of 38.0% and 38.1% for the three months ended March 31, 2009 and 2008, respectively.

The Company’s liability for income taxes associated with uncertain tax positions includes estimated interest and penalties. Interest and penalties related to the Company’s uncertain tax positions are included in income tax expense and administrative expense, respectively, in the consolidated statements of operations.

The corporate federal income tax returns of the Company for 2005 through 2008 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We have been purchasing and collecting defaulted or charged-off accounts receivable portfolios from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, healthcare providers, telecommunications and utility providers. Since these receivables are delinquent or past due, we are able to purchase them at a substantial discount. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits.

Market prices for charged-off accounts receivable portfolios (“paper”) have continued to fall in 2009 as they have over the last several quarters beginning in the second half of 2007. Lower expected liquidation of the paper by collection companies because of macro-economic factors is the primary reason for the recent decline in market pricing. Macro-economic factors include reduced availability of credit, falling real estate values, higher food and energy prices, increased unemployment and other factors (“macro-economic factors”). In addition, we believe that some competitors’ ability to fund portfolio purchases has been reduced during the recent financial crisis. Finally, we believe that increases in charge-off rates being experienced by major credit grantors is leading to an increase in supply of receivables available for sale. Reduced competition and increased supply may have also contributed to improved pricing.

During the three months ended March 31, 2009, we invested $22.1 million (net of buybacks) in charged-off consumer receivable portfolios, with an aggregate face value of $747.8 million, or 2.95% of face value. In the three months ended March 31, 2008, we invested $22.0 million (net of buybacks through March 31, 2009) in paper, with an aggregate face amount of $542.8 million, or 4.06% of face value. Our level of investment in paper during the first quarter of 2009 reflects our strategy to slow our purchasing in the first half of 2009 to build up capital so we are able to purchase at what we believe will be more advantageous prices in the second half of 2009 and into 2010.

The change in average purchase price in 2009 when compared to 2008 may not be representative of the change in overall market pricing because the paper purchased in the two periods may not be comparable. Our debt purchasing metrics (dollars invested, face amount, average purchase price, types of paper and sources of paper) may vary significantly from quarter to quarter. During the first quarter of 2009, an increasing portion of our investment in purchased receivables was from forward flow contracts. Forward flow contracts commit a debt seller to sell a steady flow of paper to us, and commit us to purchase paper for a fixed percentage of the face value. Due to the macro-economic factors, debt sellers and debt buyers alike believe that there will be continued downward pressure on the prices that are paid for paper. We believe debt sellers are attempting to lock in pricing when possible through forward flow contracts. For the three months ended March 31, 2009, we acquired $15.5 million (net of buybacks) under forward flow contracts compared to $10.8 million (net of buybacks through March 31, 2009) during the three months ended March 31, 2008. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired.

Cash collections declined for the three months ended March 31, 2009 when compared to the same period in 2008 reflecting a more difficult collections environment due to macro-economic factors. Cash collections decreased by $6.2 million or 6.1% to $94.1 million for the three months ended March 31, 2009 compared to $100.3 million for the three months ended March 31, 2008. Traditional call center collections declined by $6.5 million or 13.7% as account representative productivity fell by 20.3% in the three months ended March 31, 2009 when compared to the three months ended March 31, 2008. We continue to balance our volume of paper outsourced to our agency network with our capacity-constrained in-house collection staff. We believe that our agency network is experiencing productivity declines similar to, or greater than, our in-house traditional call center collections associates. We expect to continue to increase our in-house staffing levels during 2009 in order to maximize overall cash collections.

Net income for the three months ended March 31, 2009 was $4.6 million, a decline of 32.1% from $6.8 million for the three months ended March 31, 2008. Contributing to our decline in net income was higher amortization of purchased receivables in determining purchased receivable revenues. Purchased receivable revenues declined by $7.0 million because of a combination of a $6.2 million decrease in cash collections and increased purchased receivable amortization of $0.8 million. Amortization of purchased receivables, the difference between cash collections and purchased receivable revenues, increased to 39.7% of cash collections for the three months ended March 31, 2009 versus 36.4% in the three months ended March 31, 2008. The increased purchased receivables amortization rate was primarily the result of lower multiples of purchase price expected to be collected and an increase in net impairments of purchased receivables to $3.4 million in the first quarter of 2009 from $0.4 million in the first quarter of 2008. As prices for paper rose through mid-2007, our expected collection multiple of purchase price was reduced from prior levels. Macro-economic factors negatively affecting consumers are also a factor in the lower multiples of purchase price expected to be collected, even as pricing for paper continues to decline. The lower multiple of purchase price expected to be collected generally results in a lower yield to be assigned for revenue recognition purposes. When lower yields are assigned, a larger proportion of our cash collections are treated as purchased receivable amortization instead of purchase receivable revenues. Impairments are generated when currently assigned yields are too high in relation to collection expectations, which have declined because of macro-economic factors affecting the consumers’ ability to repay their obligations or for other reasons.

We reduced our operating expenses in absolute dollars for the three months ended March 31, 2009 compared to the same period in 2008. Total operating expenses were $47.0 million for the three months ended March 31, 2009 a decrease of $3.1 million from $50.1 million in the three months ended March 31, 2008. As a percentage of cash collections, operating expenses were 50.0% for both of the three months ended March 31, 2009 and 2008. Salaries and benefits declined in the three months ended March 31, 2009 by $2.3 million, compared to the three months ended March 31, 2008. In the first quarter of 2009, collections expense increased by $0.2 million versus the first quarter of 2008. All other operating expense categories decreased individually, including occupancy, administrative, depreciation and amortization and impairment of assets by a total of $1.1 million in the three months ended March 31, 2009 compared to March 31, 2008. The reduced salaries and benefits costs reflect our managing staffing levels for non-revenue generating positions and incentive compensation programs to the current level of collections. Our collections from third party relationships (attorneys and collection agencies) have increased to 31.8% of total cash collections for the three months ended March 31, 2009 from 28.9% for the three months ended March 31, 2008. Total forwarding fees on cash collections from these third party relationships have increased to $10.3 million in the three months ended March 31, 2009 versus $8.4 million in the three months ended March 31, 2008. The remaining expenses included in collections expense declined by $1.8 million during the same period. The $1.8 million decline in the three months ended March 31, 2009 primarily reflected reduced data provider, letter and mailing, telephone and legal costs.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties and that are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss in our annual report on Form 10-K for the year ended December 31, 2008 in the section titled “Risk Factors” and elsewhere in this report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include the following:

•	an economic recession limiting our ability to acquire and to collect on charged-off receivable portfolios;

•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	our ability to recover sufficient amounts on our charged-off receivable portfolios;

•	our ability to hire and retain qualified personnel;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	a decrease in collections as a result of negative attention or news regarding the debt collection industry and debtor’s willingness to pay the debt we acquire;

•

our ability to make reasonable estimates of the timing and amount of future cash receipts and values and assumptions underlying the calculation of the net impairment charges for purposes of recording purchased receivable revenues in accordance with Accounting Standards Executive Committee Statement of Position 03-3 (“SOP 03-3”) as well as the Accounting Standards Executive Committee Practice Bulletin 6 (“PB 6”);

•	our ability to acquire and to collect on charged-off receivable portfolios in industries in which we have little or no experience;

•	our ability to maintain existing, and secure additional financing on acceptable terms;

•	the loss of any of our executive officers or other key personnel;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	our ability to effectively manage excess capacity, reduce workforce or close remote call center locations;

•	the temporary or permanent loss of our computer or telecommunications systems, as well as our ability to respond to changes in technology and increased competition;

•	changes in our overall performance based upon significant macro-economic conditions;

•	changes in interest rates could adversely affect earnings or cash flows;

•	our ability to substantiate our application of tax rules against examinations and challenges made by tax authorities;

•	decline in market capitalization that triggers a goodwill impairment or other impairment of intangible asset; and

•	other unanticipated events and conditions that may hinder our ability to compete.

Results of Operations

The following table sets forth selected consolidated statements of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated.

	Percent of Total Revenues		Percent of Cash Collections
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Revenues
Purchased receivable revenues, net	99.6%	99.0%	60.3%	63.6%
Gain on sale of purchased receivables	0.0	0.3	0.0	0.1
Other revenues, net	0.4	0.7	0.3	0.5

Total revenues	100.0	100.0	60.6	64.2

Expenses
Salaries and benefits	34.8	34.3	21.1	22.0
Collections expense	38.8	34.1	23.5	21.9
Occupancy	3.2	3.0	2.0	1.9
Administrative	4.1	4.1	2.5	2.7
Depreciation and amortization	1.6	1.6	0.9	1.0
Impairment of assets	0.0	0.7	0.0	0.5
Loss on disposal of equipment and other assets	(0.0)	(0.0)	(0.0)	(0.0)

Total operating expenses	82.5	77.8	50.0	50.0

Income from operations	17.5	22.2	10.6	14.2
Other income (expense)
Interest income	0.0	0.0	0.0	0.0
Interest expense	(4.6)	(5.2)	(2.8)	(3.3)
Other	0.1	0.0	0.1	0.0

Income before income taxes	13.0	17.0	7.9	10.9
Income taxes	5.0	6.5	3.0	4.1

Net income	8.0%	10.5%	4.9%	6.8%

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

Revenue

Total revenues were $57.0 million for the three months ended March 31, 2009, a decrease of $7.4 million, or 11.4%, from total revenues of $64.4 million for the three months ended March 31, 2008. Purchased receivable revenues were $56.7 million for the three months ended March 31, 2009, a decrease of $7.0 million, or 11.0%, from the three months ended March 31, 2008 amount of $63.7 million. Purchased receivable revenues reflect an amortization rate, or the difference between cash collections and revenue, of 39.7%, an increase of 3.3 percentage points, from the amortization rate of 36.4% for the three months ended March 31, 2008. The increased amortization rate is primarily due to lower average internal rates of return assigned to recent years’ purchases and increased net impairments. Purchased receivable revenues reflect net impairments recognized during the three months ended March 31, 2009 and 2008 of $3.4 million and $0.4 million, respectively. Cash collections on charged-off consumer receivables decreased 6.1% to $94.1 million for the three months ended March 31, 2009 from $100.3 million for the same period in 2008. Cash collections for the three months ended March 31, 2009 and 2008 include collections from fully amortized portfolios of $18.3 million and $22.2 million, respectively, of which 100% were reported as revenue.

During the three months ended March 31, 2009, we acquired charged-off consumer receivable portfolios with an aggregate face value of $747.8 million at a cost of $22.1 million, or 2.95% of face value, net of buybacks. Included in these purchase totals were 25 portfolios with an aggregate face value of $413.1 million at a cost of $15.5 million, or 3.75% of face value, which were acquired through nine forward flow contracts. Revenues on portfolios purchased from our top three sellers during vintage years 1993 through 2008 were $16.1 million and $17.8 million during the three months ended March 31, 2009 and 2008, respectively, with two of the same sellers included in the top three in both three-month periods. During the three months ended March 31, 2008, we acquired charged-off consumer receivable portfolios with an aggregate face value of $542.8 million at a cost of $22.0 million, or 4.06% of face value (adjusted for buybacks through March 31, 2009). Included in these purchase totals were 35 portfolios with an aggregated face value of $203.1 million at a cost of $10.8 million, or 5.34% of face value (adjusted for buybacks through March 31, 2009), which were acquired through 11 forward flow contracts. From period to period we may buy charged-off receivables of varying ages, types and demographics. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.

Operating Expenses

Total operating expenses were $47.0 million for the three months ended March 31, 2009, a decrease of $3.1 million, or 6.2%, compared to total operating expenses of $50.1 million for the three months ended March 31, 2008. Total operating expenses were 50.0% of cash collections for both of the three months ended March 31, 2009 and 2008. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period, due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.

Salaries and Benefits. Salaries and benefits expense were $19.8 million for the three months ended March 31, 2009, a decrease of $2.3 million, or 10.1%, compared to salaries and benefits expense of $22.1 million for the three months ended March 31, 2008. Salaries and benefits expense were 21.1% of cash collections for the three months ended March 31, 2009, compared with 22.0% for the same period in 2008. Salaries and benefits expense decreased primarily because of a decrease in total average headcount for the three months ended March 31, 2009 compared to the same period in 2008. Salaries and benefits expense also decreased because of lower collections generated by in-house collectors for the three months ended March 31, 2009 compared to the same period in 2008, which resulted in lower variable compensation expense.

We recognized $0.2 million of share-based compensation expense in salaries and benefits expense for both of the three months ended March 31, 2009 and 2008. As of March 31, 2009, there was $3.1 million of total unrecognized compensation expense related to nonvested awards of which $2.1 million was expected to vest over a weighted average period of 2.73 years. As of March 31, 2008, there was $4.0 million of total unrecognized compensation expense related to nonvested awards of which $1.2 million was expected to vest over a weighted average period of 3.16 years.

Collections Expense. Collections expense was $22.1 million and $22.0 million for the three months ended March 31, 2008, respectively. Collections expense was 23.5% of cash collections during the three months ended March 31, 2009 compared with 21.9% for the same period in 2008. Collections expense increased primarily due to increased forwarding fees of $1.9 million paid on cash collections from third party relationships (attorneys and collection agencies) as a result of an increase in our collections from third party relationships to 31.8% of total cash collections for the three months ended March 31, 2009, from 28.9% for the three months ended March 31, 2008. These increased forwarding fees were partially offset by a $1.8 million decline primarily in data provider, letter and mailing, telephone and legal costs for the three months ended March 31, 2009 compared to the same period in 2008.

Occupancy. Occupancy expense was $1.8 million for the three months ended March 31, 2009, a decrease of $0.1 million, or 6.1%, compared to occupancy expense of $1.9 million for the three months ended March 31, 2008. Occupancy expense was 2.0% of cash collections for the three months ended March 31, 2009 compared with 1.9% for the same period in 2008.

Administrative. Administrative expenses decreased to $2.3 million for the three months ended March 31, 2009, from $2.7 million for the three months ended March 31, 2008, reflecting a $0.4 million, or 12.7% decrease. Administrative expenses were 2.5% of cash collections during the three months ended March 31, 2009 compared with 2.7% for the same period in 2008. Administrative expenses decreased primarily due to improved expense management in many areas, such as office supplies and travel, offset by higher software maintenance costs and spending for outside consultants.

Depreciation and Amortization. Depreciation and amortization expense was $0.9 million for the three months ended March 31, 2009, a decrease of $0.1 million or 13.8% compared to depreciation and amortization expense of $1.0 million for the three months ended March 31, 2008. Depreciation and amortization expense was 0.9% of cash collections during the three months ended March 31, 2009 compared with 1.0% for the same period in 2008.

Impairment of Assets. There was no impairment of assets for the three months ended March 31, 2009. Impairment of assets was $0.4 million for the three months ended March 31, 2008 as we decided to no longer service medical receivables on a contingent fee basis. As a result, we recognized an impairment charge of the net carrying balance of intangible assets for customer contracts and relationships associated with the contingent medical collection business.

Interest Expense. Interest expense was $2.6 million for the three months ended March 31, 2009, a decrease of $0.7 million compared to interest expense of $3.3 million for the three months ended March 31, 2008. Interest expense was 2.8% of cash collections during the three months ended March 31, 2009 compared with 3.3% for the same period in 2009. The decrease in interest expense was due to lower average interest rates and decreased average borrowings during the three months ended March 31, 2009 compared to the same period in 2008. Average borrowings were $166.9 million for the three months ended March 31, 2009, compared to $173.5 million for the three months ended March 31, 2008. Interest expense also includes the amortization of deferred financing costs of $154,401 and $129,117 for the three months ended March 31, 2009 and 2008, respectively.

Income Taxes. Income tax expense of $2.8 million reflects a federal tax rate of 35.5% and a state tax rate of 2.5% (net of federal tax benefit) for the three months ended March 31, 2009. For the three months ended March 31, 2008, income tax expense was $4.2 million and reflected a federal tax rate of 35.2% and state tax rate of 2.9% (net of federal tax benefit). Income tax expense decreased $1.4 million, or 32.4% from income tax expense of $4.2 million for the three months ended March 31, 2008. The decrease in tax expense was primarily due to a decrease in pre-tax financial statement income, which was $7.4 million for the three months ended March 31, 2009, compared to $10.9 million for the same period in 2008.

Supplemental Performance Data

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis from January 1, 2003 through March 31, 2009.

Purchase Period	Number of Portfolios(4)	Purchase Price (1,4)	Cash Collections	Estimated Remaining Collections (2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	(dollars in thousands)
2003	76	$87,150	$408,765	$29,355	$438,120	503%
2004	106	86,541	241,638	45,778	287,416	332
2005	104	100,762	177,626	51,502	229,128	227
2006	154	142,260	230,506	160,605	391,111	275
2007	158	169,520	150,571	222,742	373,313	220
2008	164	154,760	66,102	310,491	376,593	243
2009 (5)	31	22,078	1,032	62,568	63,600	288

Total	793	$763,071	$1,276,240	$883,041	$2,159,281	283%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Estimated remaining collections are based on historical cash collections. Please refer to Forward-Looking Statements on page 21 and Critical Accounting Policies on page 35 for further information regarding these estimates.
(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase. Estimated remaining collections for pools on a cost recovery method for revenue recognition purposes are equal to the carrying value. There are no estimated remaining collections for pools on a cost recovery method that are fully amortized.
(4)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(5)	Includes only three months of activity through March 31, 2009.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of March 31, 2009.

Purchase Period	Unamortized Balance as of March 31, 2009	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
	(dollars in thousands)
2003	$5,393	$87,150	6.2%	1.6%
2004	18,435	86,541	21.3	5.3
2005	26,079	100,762	25.9	7.5
2006 (2)	61,801	142,260	43.4	17.9
2007	93,104	169,520	54.9	26.9
2008	119,632	154,760	77.3	34.6
2009 (3)	21,605	22,078	97.9	6.2

Total	$346,049	$763,071	45.3%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(3)	Includes only three months of activity through March 31, 2009.

The following table summarizes the purchased receivable revenues and amortization rates by year of purchase for the three months ended March 31, 2009 and 2008, respectively.

	Three months ended March 31, 2009
Year of Purchase	Collections	Revenue	Amortization Rate (1)		Monthly Yield (2)		Net Impairments	Zero Basis Collections
2003 and prior	$17,233,931	$16,193,556	N/M	%	N/M	%	$(76,300)	$14,133,389
2004	6,876,528	3,323,676	51.7		5.46		2,017,600	1,032,336
2005	7,438,156	3,777,544	49.2		4.38		257,000	42,505
2006	16,272,598	11,240,280	30.9		5.73		796,000	1,997,549
2007	21,118,819	11,223,873	46.9		3.74		—	958,309
2008	24,144,876	10,422,230	56.8		2.68		455,000	89,472
2009	1,032,029	558,520	45.9		3.43		—	—

Totals	$94,116,937	$56,739,679	39.7		5.31		$3,449,300	$18,253,560

	Three months ended March 31, 2008
Year of Purchase	Collections	Revenue	Amortization Rate (1)		Monthly Yield (2)		Net Impairments	Zero Basis Collections
2002 and prior	$14,575,197	$14,187,683	N/M	%	N/M	%	$(550,000)	$13,079,109
2003	11,897,021	10,145,297	14.7		31.89		(481,050)	6,196,687
2004	9,594,231	6,579,328	31.4		7.11		1,050,347	975,199
2005	10,611,978	5,759,834	45.7		3.91		92,986	36,408
2006	24,887,906	15,533,913	37.6		5.56		92,000	1,958,947
2007	27,347,947	11,201,973	59.0		2.50		180,000	—
2008	1,350,001	314,660	76.7		1.38		—	—

Totals	$100,264,281	$63,722,688	36.4		6.20		$384,283	$22,246,350

(1)	“N/M” indicates that the calculated percentage for aggregated vintage years is not meaningful.
(2)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

Account Representative Productivity

We measure traditional call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following tables display our results.

Account Representatives by Experience

	Three months ended March 31,		Year ended December 31,
	2009	2008	2008	2007 (3)
Number of account representatives:
One year or more (1)	573	495	515	558
Less than one year (2)	382	406	437	356

Total account representatives	955	901	952	914

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.
(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new associates in training.
(3)	Certain associates have been reclassified to make the prior year disclosures comparable to 2008.

The following table displays our account representative productivity.

Overall Account Representative Collection Averages

	Three months ended March 31,		Year ended December 31,
	2009	2008	2008	2007 (1)
Overall collection averages	$42,940	$53,908	$173,209	$193,000

(1)	The overall collection average has been restated to make the prior year disclosures comparable to 2008.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.

Historical Collections (1)

Purchase Period	Purchase Price (3)	Year Ended December 31,										Three Months Ended March 31, 2009
		1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(dollars in thousands)
Pre-1999		$25,286	$23,779	$19,132	$15,565	$11,377	$8,391	$7,265	$5,360	$4,205	$3,043	$611
1999	$12,924	3,761	11,331	10,862	9,750	8,278	6,675	5,022	3,935	2,949	1,982	402
2000	20,592	—	8,896	23,444	22,559	20,318	17,196	14,062	10,603	7,410	5,258	1,014
2001	43,030	—	—	17,630	50,327	50,967	45,713	39,865	30,472	21,714	13,351	2,636
2002	72,255	—	—	—	22,339	70,813	72,024	67,649	55,373	39,839	24,529	4,860
2003	87,150	—	—	—	—	36,067	94,564	94,234	79,423	58,359	38,408	7,710
2004	86,541	—	—	—	—	—	23,365	68,354	62,673	48,093	32,276	6,877
2005	100,762	—	—	—	—	—	—	23,459	60,280	50,811	35,638	7,438
2006 (2)	142,260	—	—	—	—	—	—	—	32,751	101,529	79,953	16,273
2007	169,520	—	—	—	—	—	—	—	—	36,269	93,183	21,119
2008	154,760	—	—	—	—	—	—	—	—	—	41,957	24,145
2009	22,078	—	—	—	—	—	—	—	—	—	—	1,032

Total		$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$94,117

Cumulative Collections (1)

Purchase Period	Purchase Price (3)	Total Through December 31,										Total Through March 31, 2009
		1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(dollars in thousands)
1999	$12,924	$3,761	$15,092	$25,954	$35,704	$43,982	$50,657	$55,679	$59,614	$62,563	$64,545	64,947
2000	20,592	—	8,896	32,340	54,899	75,217	92,413	106,475	117,078	124,488	129,746	130,760
2001	43,030	—	—	17,630	67,957	118,924	164,637	204,502	234,974	256,688	270,039	272,675
2002	72,255	—	—	—	22,339	93,152	165,176	232,825	288,198	328,037	352,566	357,426
2003	87,150	—	—	—	—	36,067	130,631	224,865	304,288	362,647	401,055	408,765
2004	86,541	—	—	—	—	—	23,365	91,719	154,392	202,485	234,761	241,638
2005	100,762	—	—	—	—	—	—	23,459	83,739	134,550	170,188	177,626
2006 (2)	142,260	—	—	—	—	—	—	—	32,751	134,280	214,233	230,506
2007	169,520	—	—	—	—	—	—	—	—	36,269	129,452	150,571
2008	154,760	—	—	—	—	—	—	—	—	—	41,957	66,102
2009	22,078	—	—	—	—	—	—	—	—	—	—	1,032

Cumulative Collections as Percentage of Purchase Price (1)

Purchase Period	Purchase Price (3)	Total Through December 31,										Total Through March 31, 2009
		1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
1999	$12,924	29%	117%	201%	276%	340%	392%	431%	461%	484%	499%	503%
2000	20,592	—	43	157	267	365	449	517	569	605	630	635
2001	43,030	—	—	41	158	276	383	475	546	597	628	634
2002	72,255	—	—	—	31	129	229	322	399	454	488	495
2003	87,150	—	—	—	—	41	150	258	349	416	460	469
2004	86,541	—	—	—	—	—	27	106	178	234	271	279
2005	100,762	—	—	—	—	—	—	23	83	134	169	176
2006 (2)	142,260	—	—	—	—	—	—	—	23	94	151	162
2007	169,520	—	—	—	—	—	—	—	—	21	76	89
2008	154,760	—	—	—	—	—	—	—	—	—	27	43
2009	22,078	—	—	—	—	—	—	—	—	—	—	5

(1)	Does not include proceeds from sales of any receivables.
(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.
(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

The following table illustrates our quarterly cash collections from January 1, 2005 through March 31, 2009.

Cash Collections

Quarter	2009	2008	2007	2006	2005
First	$94,116,937	$100,264,281	$95,853,350	$89,389,858	$80,397,640
Second	—	95,192,743	95,432,021	89,609,982	84,862,856
Third	—	90,775,528	90,748,442	80,914,791	78,159,364
Fourth	—	83,345,578	89,144,650	80,955,115	76,490,350

Total cash collections	$94,116,937	$369,578,130	$371,178,463	$340,869,746	$319,910,210

The following table illustrates the cash collections and percentages by source of our total cash collections:

	For the three months ended March 31,
	2009		2008
	$	%	$	%
Traditional collections	$41,020,445	43.6%	$47,528,939	47.4%
Legal collections	38,694,026	41.1	38,177,527	38.1
Other collections	14,402,466	15.3	14,557,815	14.5

Total cash collections	$94,116,937	100.0%	$100,264,281	100.0%

The following chart categorizes our purchased receivable portfolios acquired from January 1, 1999 through March 31, 2009 into major asset types, as of March 31, 2009.

Asset Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	(in thousands)		(in thousands)
Visa®/MasterCard®/Discover®	$18,112,515	50.2%	7,998	25.3%
Private Label Credit Cards	5,139,821	14.3	7,228	22.9
Telecommunications/Utility/Gas	2,948,272	8.2	7,683	24.3
Health Club	1,676,610	4.6	1,414	4.5
Auto Deficiency	1,353,623	3.8	240	0.8
Installment Loans	1,223,367	3.4	354	1.1
Wireless Telecommunications	719,151	2.0	1,727	5.5
Other (1)	4,867,041	13.5	4,929	15.6

Total	$36,040,400	100.0%	31,573	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

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

The following chart categorizes our purchased receivable portfolios acquired from January 1, 1999 through March 31, 2009 into major account types as of March 31, 2009.

Account Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	(in thousands)		(in thousands)
Fresh	$2,405,791	6.7%	1,452	4.6%
Primary	4,769,111	13.2	4,647	14.7
Secondary	7,494,706	20.8	7,328	23.2
Tertiary (1)	16,991,435	47.1	15,028	47.6
Other	4,379,357	12.2	3,118	9.9

Total	$36,040,400	100.0%	31,573	100.0%

(1)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivables portfolios acquired from January 1, 1999 through March 31, 2009 based on geographic location of debtor, as of March 31, 2009.

Geographic Location	Face Value of Charged-off Receivables (3)(4)%		No. of Accounts	%
	(in thousands)		(in thousands)
Texas (1)	$5,276,378	14.6%	4,980	15.8%
California	4,116,794	11.4	3,637	11.5
Florida (1)	3,577,590	9.9	2,309	7.3
New York	2,124,579	5.9	1,342	4.3
Michigan (1)	2,026,227	5.6	2,496	7.9
Ohio (1)	1,824,599	5.1	2,341	7.4
Illinois (1)	1,479,405	4.1	1,714	5.4
Pennsylvania	1,295,171	3.6	977	3.1
New Jersey (1)	1,175,390	3.3	958	3.0
North Carolina	1,050,066	2.9	717	2.3
Georgia	1,010,710	2.8	847	2.7
Other (2)	11,083,491	30.8	9,255	29.3

Total	$36,040,400	100.0%	31,573	100.0%

(1)	Collection site(s) located in this state.
(2)	Each state included in “Other” represents less than 2.0% individually of the face value of total charged-off consumer receivables.
(3)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.
(4)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth.

In 2008, we entered into an agreement with a third party collecting on our behalf. Under this agreement, we will receive a total cash advance of $7.0 million in quarterly installments through November 2009. We have received $5.5 million through the quarter ended March 31, 2009, and incurred $7.0 million in court cost expenses, which were offset with the cash advance. An asset of $1.5 million for the court costs incurred in excess of the cash advance received is included in other assets in the consolidated statements of financial position. The parent company of the third party collecting on our behalf announced its intent to sell the entity; however, we do not anticipate such event to affect performance under the agreement.

Borrowings

We maintain a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 and was amended on March 10, 2008 (the “Credit Agreement”). Under the terms of the Credit Agreement, we have a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”) and a six-year $150.0 million term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at prime or up to 125 basis points over prime depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month London Inter Bank Offer Rate (“LIBOR”) contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Credit Agreement is secured by a first priority lien on all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of March 31, 2009 were:

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

The Credit Agreement contains a provision that requires us to repay Excess Cash Flow, as defined, to reduce the indebtedness outstanding under our Credit Agreement. The annual repayment of our Excess Cash Flow was effective with the issuance of our audited consolidated financial statements for the year ended 2008, and we made the required payment of $2.4 million during the three months ended March 31, 2009. The Excess Cash Flow repayment provisions are:

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

The Credit Agreement requires us to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the Term Loan Facility. We have an interest rate swap agreement that hedges a portion of the interest rate expense on the Term Loan Facility.

We had $162.0 million principal balance outstanding on our Credit Facilities at March 31, 2009. We believe we are in compliance with all terms of the Credit Agreement as of March 31, 2009.

Cash Flows

The majority of our purchases have been funded with borrowings against our Revolving Credit Facility and with internal cash flow. For the three months ended March 31, 2009, we invested $21.6 million in purchased receivables, net of buybacks, while having a net repayment of $19.5 million on our Credit Facilities. The net repayment on our Credit Facilities included $35.0 million of repayments partially offset by $15.5 million of borrowings against our Revolving Credit Facility. Our cash balance has increased from $6.0 million at December 31, 2008 to $8.3 million as of March 31, 2009.

Our operating activities provided cash of $9.9 million and $16.7 million for the three months ended March 31, 2009 and 2008, respectively. Cash provided by operating activities for the three months ended March 31, 2009 and 2008 was generated primarily from net income earned through cash collections as adjusted for the timing of payments in income taxes payable, accounts payable and accrued liabilities as of March 31, 2009 compared to December 31, 2008.

Investing activities provided cash of $11.8 million and $13.6 million for the three months ended March 31, 2009 and 2008, respectively. Cash provided by investing activities for the three months ended March 31, 2009 and 2008 was primarily due to cash collections applied to principal, net of acquisitions of purchased receivables, which was partially offset by purchases of property and equipment.

Financing activities used cash of $19.5 million and $28.0 million for the three months ended March 31, 2009 and 2008, respectively. Cash used by financing activities for the three months ended March 31, 2009 was primarily due to repayments on our Revolving Credit Facility and Term Loan Facility, which included the $2.4 million Excess Cash Flow repayment of the Term Loan Facility. Cash used by financing activities for the three months ended March 31, 2008 was due to repayments on our Revolving Credit Facility, Term Loan Facility and payment of credit facility charges of $0.6 million associated with the amendment of the Credit Agreement.

Although cash collections declined for the three months ended March 31, 2009 compared to the prior year period, we believe that cash generated from operations combined with borrowing available under our Credit Facilities will be sufficient to fund our operations for the next twelve months, although no assurance can be given in this regard. In the future, if we need additional capital for investment in purchased receivables, working capital or to grow our business or acquire other businesses, we may seek to sell additional equity or debt securities or we may seek to increase the availability under our Revolving Credit Facility.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2009:

	Year Ending December 31,
	2009(3)	2010	2011	2012	2013	Thereafter
Operating lease obligations	$4,067,925	$4,611,233	$4,321,372	$4,020,146	$3,642,407	$8,995,391
Purchase agreement (1)	1,336,000	—	—	—	—	—
Purchased receivables (2)	33,285,990	—	—	—	—	—
Revolving credit (3)	—	—	—	17,100,000	—	—
Term loan (4)	1,125,000	1,500,000	1,500,000	1,500,000	139,322,514	—
Contractual interest on derivative instruments	3,485,705	3,444,413	2,198,781	946,267

Total (5)	$43,300,620	$9,555,646	$8,020,153	$23,566,413	$142,964,921	$8,995,391

(1)	In 2007, we signed a software agreement with a software provider and initiated a project to install a new collection platform. We have a contractual commitment to purchase $1.3 million in additional software and consulting services. Costs will be capitalized in accordance with the guidance in SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. This project is funded with cash from operations and borrowings on our Revolving Credit Facility.
(2)	We have nine forward flow contracts that have terms beyond March 31, 2009 with the last contract expiring in December 2009. Seven forward flow contracts have estimated monthly purchases of approximately $4.4 million, depending upon circumstances, and the other two on-going forward flow contracts have estimated monthly purchases of approximately $15,500 over the next twelve months.
(3)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is variable and is not included within the amount outstanding as of March 31, 2009.
(4)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in June 2013. The variable interest is not included within the amount outstanding as of March 31, 2009.
(5)	We have recorded a liability of $0.9 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of the payment cannot be reliably estimated.

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

The estimate of fair value of our goodwill reporting unit, the purchased receivables operating segment, is determined using various valuation techniques including market capitalization and an analysis of discounted cash flows. At the time of the annual goodwill impairment test in the fourth quarter of 2008, market capitalization was substantially higher than book value and goodwill was considered not to be impaired. Given recent declines in our stock price, we also performed a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. We base assumptions about future cash flows and growth rates on our budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. The fair value of goodwill using a market capitalization approach and a discounted cash flow analysis exceeded the book value as of December 31, 2008.

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

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. We may periodically enter into interest rate swap agreements to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities were $162.0 million and $181.6 million as of March 31, 2009 and December 31, 2008, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125 million. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25 million. The outstanding unhedged borrowings on our Credit Facilities were $62.0 million as of March 31, 2009, consisting of $17.1 million outstanding on the Revolving Credit Facility and $44.9 million outstanding on the term loan facility. Interest rates on unhedged borrowings may be based on the Prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates, interest expense would have increased approximately $0.8 million and $0.3 million on the unhedged borrowings for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009, the swap was determined to be highly effective in hedging against fluctuations in variable interest rates associated with the underlying debt. Interest rates have decreased since we entered into our swap agreement, reducing the fair value and resulting in a liability balance. Additional declines in interest rates will further reduce the fair value, while increasing interest rates will increase the fair value.

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

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Description
10.1+*	2009 Annual Incentive Compensation Plan for Management (Portions of this document have been omitted pursuant to a request for confidential treatment)

10.2+*	Employment Agreement dated January 21, 2009, between Rion B. Needs and Asset Acceptance, LLC

10.3+*	Form of Restricted Stock Unit Award Agreement (Time Based)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2009.

ASSET ACCEPTANCE CAPITAL CORP.

Date: May 1, 2009	By:	/s/ Rion B. Needs
Rion B. Needs
President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2009	By:	/s/ Mark A. Redman
Mark A. Redman
Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)