Form 10-Q
period 2009-06-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2009-08-03
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(586) 939-9600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 22, 2009, 30,573,524 shares of the Registrant’s common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited )
Cash	$12,927,039	$6,042,859
Purchased receivables, net	327,095,264	361,808,502
Income taxes receivable	593,927	3,934,029
Property and equipment, net	12,664,308	12,526,817
Goodwill	14,323,071	14,323,071
Intangible assets, net	2,348,833	2,453,117
Other assets	5,561,400	7,082,721

Total assets	$375,513,842	$408,171,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$3,028,701	$3,388,320
Accrued liabilities	17,356,040	21,476,207
Income taxes payable	1,438,288	658,329
Notes payable	144,572,514	181,550,000
Deferred tax liability, net	65,113,382	64,470,002

Total liabilities	$231,508,925	$271,542,858

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,170,177 and 33,169,552 at June 30, 2009 and December 31, 2008, respectively	331,702	331,696
Additional paid in capital	147,677,015	146,915,791
Retained earnings	40,632,745	35,188,314
Accumulated other comprehensive loss, net of tax	(3,492,941)	(4,664,862)
Common stock in treasury; at cost, 2,596,653 and 2,596,521 shares at June 30, 2009 and December 31, 2008, respectively	(41,143,604)	(41,142,681)

Total stockholders’ equity	144,004,917	136,628,258

Total liabilities and stockholders’ equity	$375,513,842	$408,171,116

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Purchased receivable revenues, net	$48,819,343	$56,208,679	$105,559,022	$119,931,367
Gain on sale of purchased receivables	—	5,935	—	165,040
Other revenues, net	262,610	264,885	514,129	737,822

Total revenues	49,081,953	56,479,499	106,073,151	120,834,229

Expenses
Salaries and benefits	18,367,377	20,831,373	38,213,894	42,903,346
Collections expense	21,640,610	23,038,448	43,767,293	44,994,121
Occupancy	1,859,381	1,928,829	3,670,242	3,856,317
Administrative	2,228,678	2,950,819	4,559,064	5,618,971
Depreciation and amortization	959,496	921,970	1,845,314	1,949,774
Impairment of assets	—	—	—	445,651
Loss on disposal of equipment and other assets	5,137	3,900	6,541	9,483

Total operating expenses	45,060,679	49,675,339	92,062,348	99,777,663

Income from operations	4,021,274	6,804,160	14,010,803	21,056,566
Other income (expense)
Interest income	3,731	6,778	4,692	30,029
Interest expense	(2,471,838)	(3,250,063)	(5,113,964)	(6,594,660)
Other	(67,963)	(1,650)	3,814	16,333

Income before income taxes	1,485,204	3,559,225	8,905,345	14,508,268
Income taxes	642,917	1,435,067	3,460,914	5,606,286

Net income	$842,287	$2,124,158	$5,444,431	$8,901,982

Weighted-average number of shares:
Basic	30,623,320	30,561,421	30,617,189	30,557,220
Diluted	30,711,491	30,606,807	30,668,037	30,586,249
Earnings per common share outstanding:
Basic	$0.03	$0.07	$0.18	$0.29
Diluted	$0.03	$0.07	$0.18	$0.29

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$5,444,431	$8,901,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,845,314	1,949,774
Amortization of deferred financing costs	263,303	272,606
Deferred income taxes	176,278	428,777
Share-based and other non-cash compensation	761,230	737,898
Net impairment of purchased receivables	10,295,300	5,353,450
Non-cash revenue	(45,442)	(316,269)
Loss on disposal of equipment and other assets	6,541	9,483
Gain on sale of purchased receivables	—	(165,040)
Impairment of intangible assets	—	445,651
Changes in assets and liabilities:
(Decrease) increase in accounts payable and other accrued liabilities	(2,840,763)	2,171,191
Decrease in other assets	1,258,018	180,474
Increase in net income taxes	4,120,061	200,253

Net cash provided by operating activities	21,284,271	20,170,230

Cash flows from investing activities
Investment in purchased receivables, net of buy backs	(41,138,254)	(84,976,768)
Principal collected on purchased receivables	65,601,634	70,488,476
Proceeds from the sale of purchased receivables	—	167,405
Purchases of property and equipment	(1,885,272)	(4,742,783)
Proceeds from sale of property and equipment	210	2,515

Net cash provided by (used in) investing activities	22,578,318	(19,061,155)

Cash flows from financing activities
Borrowings under notes payable	17,800,000	57,000,000
Repayments of notes payable	(54,777,486)	(58,750,000)
Purchase of treasury shares	(923)	—
Payment of deferred financing costs	—	(660,575)
Repayments of capital lease obligations	—	(13,767)

Net cash used in financing activities	(36,978,409)	(2,424,342)

Net increase (decrease) in cash	6,884,180	(1,315,267)
Cash at beginning of period	6,042,859	10,474,479

Cash at end of period	$12,927,039	$9,159,212

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$5,208,677	$6,502,385
Net cash (received) paid for income taxes	(705,644)	4,993,390
Non-cash investing and financing activities:
Change in fair value of swap liability	(1,639,023)	87,419
Change in unrealized loss on cash flow hedge	1,171,921	(57,317)

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Asset Acceptance Capital Corp. (a Delaware corporation) and its subsidiaries (collectively referred to as the “Company”) are engaged in the purchase and collection of defaulted and charged-off accounts receivable portfolios. These receivables are acquired from consumer credit originators, primarily credit card issuers including private label card issuers, consumer finance companies, healthcare providers, telecommunications and other utility providers, resellers and other holders of consumer debt. The Company may periodically sell receivables from these portfolios to unaffiliated companies.

In addition, the Company finances the sales of consumer product retailers.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2009 and its results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008, and all adjustments were of a normal recurring nature. The operations of the Company for the three and six months ended June 30, 2009 and 2008 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated all subsequent events through July 31, 2009, which is the date that the consolidated financial statements were available to be issued.

Reporting Entity

The consolidated financial statements include the accounts of Asset Acceptance Capital Corp. including all direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company currently has two operating segments according to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, one for purchased receivables and one for finance contract receivables. The finance contract receivables operating segment is not material and therefore is not disclosed separately from the purchased receivables segment.

Purchased Receivables Portfolios and Revenue Recognition

Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and typically have been subject to previous collection efforts. The Company acquires the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (generally more than 90%) from their face values and are initially recorded at the Company’s acquisition cost, which equals fair value at the acquisition date. Financing for the purchases is primarily provided by the Company’s cash generated from operations and from borrowings on the Company’s revolving credit facility.

The Company accounts for its investment in purchased receivables using the guidance provided by the Accounting Standards Executive Committee Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). The provisions of SOP 03-3 were adopted by the Company effective January 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions of SOP 03-3 that relate to decreases in expected cash flows amend previously followed guidance, the Accounting Standards Executive Committee Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans”, (“PB 6”) for consistent treatment and apply prospectively to purchased receivables acquired before January 1, 2005. The Company purchases pools of homogenous accounts receivable. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are generally considered to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

Collections on each static pool are allocated to revenue and principal reduction based on an estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. The actual life of each pool may vary, but will generally range between 36 and 84 months depending on the expected collection period. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool and monthly cash flows lower than revenue recognized will increase the carrying value of the static pool. Each pool is reviewed at least quarterly and compared to historical trends to determine whether each static pool is performing as expected. This comparison is used to determine future estimated cash flows. If the revised cash flow estimates are greater than the original estimates, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase in periods subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

The cost recovery method prescribed by SOP 03-3 is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had a yield assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of June 30, 2009, the Company had 56 unamortized pools on the cost recovery method, including all healthcare pools, with an aggregate carrying value of $3,982,552 or about 1.2% of the total carrying value of all purchased receivables. As of December 31, 2008, the Company had 62 unamortized pools on the cost recovery method with an aggregate carrying value of $9,804,318 or about 2.7% of the total carrying value of all purchased receivables.

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

Although not its usual business practice, the Company may periodically sell, on a non-recourse basis, all or a portion of a pool to third parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and carrying value, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of SFAS 125”, as amended. The agreements to sell receivables typically include general representations and warranties. Any accounts returned to the Company under these representations and warranties, during the negotiated time frame, are netted against any “gains on sale of purchased receivables” or if they exceed the total reported gains for the period as a “loss on sale of purchased receivables”, which would be accrued for if material to the consolidated financial statements.

Changes in purchased receivable portfolios for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Beginning balance	$346,048,993	$330,127,109	$361,808,502	$346,198,900
Investment in purchased receivables, net of buybacks	19,520,505	64,504,740	41,138,254	84,976,768
Cost of sale of purchased receivables, net of returns	—	(139)	—	(2,365)
Cash collections	(87,293,577)	(95,192,743)	(181,410,514)	(195,457,024)
Purchased receivable revenues, net	48,819,343	56,208,679	105,559,022	119,931,367

Ending balance	$327,095,264	$355,647,646	$327,095,264	$355,647,646

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of purchased receivables. Changes in accretable yield for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Beginning balance (1)	$536,991,949	$500,290,821	$534,985,144	$559,605,071
Purchased receivable revenues, net	(48,819,343)	(56,208,679)	(105,559,022)	(119,931,367)
Additions due to purchases	44,305,248	95,018,199	85,696,634	114,901,367
Reclassifications (to) from nonaccretable yield	(16,804,875)	23,721,117	550,223	8,246,387

Ending balance (1)	$515,672,979	$562,821,458	$515,672,979	$562,821,458

(1)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Please refer to Forward-Looking Statements on page 21 and Critical Accounting Policies on page 36 for further information regarding these estimates.

Cash collections for the three and six months ended June 30, 2009 and 2008 include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of cash collections from fully amortized pools were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Amortizing before the end of their expected life	$6,224,318	$7,726,429	$13,466,278	$16,190,997
Amortizing after their expected life	7,343,413	11,169,647	15,619,146	23,774,901
Accounted under the cost recovery method	2,264,848	1,403,905	5,000,716	2,580,433

Total cash collections from fully amortized pools	$15,832,579	$20,299,981	$34,086,140	$42,546,331

Changes in purchased receivables portfolios under the cost recovery method for the three months and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Beginning balance	$6,594,228	$21,080,151	$9,804,318	$26,991,102
Addition of portfolios	43,302	3,031,794	132,380	5,100,980
Buybacks, impairments and resale adjustments	(240,561)	(341,486)	(714,882)	(1,059,558)
Cash collections until fully amortized	(2,414,417)	(5,924,768)	(5,239,264)	(13,186,833)

Ending balance	$3,982,552	$17,845,691	$3,982,552	$17,845,691

During the three and six months ended June 30, 2009, the Company recorded net impairments of $6,846,000 and $10,295,300, respectively, related to its purchased receivables. The Company recorded net impairments of $4,969,167 and $5,353,450 during the three and six months ended June 30, 2008, respectively. The net impairment charges reduced revenue and the carrying value of the purchased receivable portfolios. Changes in the purchased receivables valuation allowance for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Beginning balance	$73,685,026	$61,239,905	$71,949,326	$62,091,755
Impairments	7,144,000	5,810,417	10,935,000	7,605,950
Reversals of impairments	(298,000)	(841,250)	(639,700)	(2,252,500)
Deductions (1)	(314,771)	(23,417)	(2,028,371)	(1,259,550)

Ending balance	$80,216,255	$66,185,655	$80,216,255	$66,185,655

(1)	Deductions represent impairments on purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

Seasonality

Collections within portfolios tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenues remain relatively level, excluding the impact of impairments, due to the application of the revenue recognition provisions prescribed by SOP 03-3. In addition, the Company’s operating results may be affected to a lesser extent by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and loading these receivables into the Company’s systems. Consequently, income and margins may fluctuate from quarter to quarter.

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected. The Company records gross proceeds received by the unaffiliated third parties as cash collections. The Company records the percentage of the gross cash collections paid to the third parties and the reimbursement of certain legal and other costs, as a component of collections expense. The percent of gross cash collections from such third party relationships was 31.6% and 29.0% for the three months ended June 30, 2009 and 2008, respectively, and 31.7% and 28.9% for the six months ended June 30, 2009 and 2008, respectively.

Accrued Liabilities

As of June 30, 2009 and December 31, 2008, accrued liabilities were $17,356,040 and $21,476,207, respectively. The details of accrued liabilities were as follows:

	June 30, 2009	December 31, 2008
Accrued payroll, benefits and bonuses	$5,809,548	$7,676,269
Fair value of derivative instruments	5,604,551	7,243,574
Deferred rent	3,238,210	3,397,942
Accrued general and administrative expenses	2,045,235	2,128,355
Accrued interest expenses	471,039	870,829
Other accrued expenses	187,457	159,238

Total accrued liabilities	$17,356,040	$21,476,207

Concentration of Risk

For the three and six months ended June 30, 2009, the Company invested 72.8% and 73.8% (net of buybacks), respectively, in purchased receivables from its top three sellers. For the three and six months ended June 30, 2008, the Company invested 69.6% and 56.8% (net of buybacks through June 30, 2009), respectively, in purchased receivables from its top three sellers. One seller is included in the top three in both the three-month and six-month periods for both years.

Interest Expense

Interest expense includes interest on the Company’s credit facilities, unused facility fees, the ineffective portion of the change in fair value of the Company’s derivative financial instrument (refer to Note 3, “Derivative Financial Instruments and Risk Management”) and amortization of deferred financing costs. During the three and six months ended June 30, 2009, the Company recorded interest expense of $2,471,838 and $5,113,964, respectively, including amortization of $131,651 and $263,303 of deferred financing costs. During the three and six months ended June 30, 2008, the Company recorded interest expense of $3,250,063 and $6,594,660, respectively, including amortization of $143,488 and $272,606 of deferred financing costs.

In addition, interest expense of $24,142 and $44,259 related to software developed for internal use was capitalized in the three and six months ended June 30, 2009, respectively. Interest expense of $20,501 and $40,270 related to software developed for internal use was capitalized in the three and six months ended June 30, 2008, respectively.

Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding. Diluted weighted-average shares outstanding at June 30, 2009 and 2008 included 50,848 and 29,029 dilutive shares, respectively, related to outstanding stock options, deferred stock units, restricted shares and restricted share units (collectively the “Share-Based Awards”). There were 765,940 and 677,991 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s stock at June 30, 2009 and 2008, respectively.

Goodwill and Other Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful life, ranging from five to seven years, using the straight-line and double-declining methods. As prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and trademark and trade names with indefinite lives are not amortized. Goodwill and other intangible assets are reviewed annually to assess recoverability or more frequently if impairment indicators are present, in accordance with SFAS 142. Impairment charges are recorded for intangible assets when the estimated fair value is less than the book value. Refer to Note 7, “Fair Value”, for additional information about the fair value of goodwill and other intangible assets.

During the three months ended March 31, 2008, the Company decided to no longer service medical receivables on a contingent fee basis. As a result, the Company recognized an impairment charge for the net book value of intangible assets for customer contracts and relationships associated with the contingent collection business of $445,651. This impairment is recorded in “Impairment of assets” in the accompanying consolidated statements of operations.

Comprehensive Income

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. The Company’s only component of comprehensive income other than net income is the change in unrealized gain or loss on derivatives qualifying as cash flow hedges, net of income taxes. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in stockholders’ equity in the accompanying consolidated statements of financial position as accumulated other comprehensive loss, net of tax. A summary of accumulated other comprehensive income (loss), net of tax is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Beginning balance	$(4,195,172)	$(4,186,135)	$(4,664,862)	$(2,012,127)
Change	702,231	2,116,691	1,171,921	(57,317)

Ending balance	$(3,492,941)	$(2,069,444)	$(3,492,941)	$(2,069,444)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

The following accounting pronouncements have been issued and will be effective for the Company in or after fiscal year 2009:

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (“SFAS 168”)

On June 30, 2009, the FASB issued SFAS 168, which will require the FASB Accounting Standards Codification (“ASC”) to become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities in addition to the guidance issued by the Securities and Exchange Commission (“SEC”). FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 166, “Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140” (“SFAS 166”)

In June 2009, the FASB issued SFAS 166, which will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains risk related to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 165, “Subsequent Events” (“SFAS 165”)

In May 2009, the FASB announced the issuance of SFAS 165. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles and all approvals necessary for issuance have been obtained. SFAS 165 is effective for periods ending on or after June 15, 2009. The adoption of SFAS 165, as of June 30, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”)

SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. SFAS 157 was issued in September 2006 and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”. This FSP deferred the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years, and interim periods, beginning after November 15, 2008. The Company adopted SFAS 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis as of January 1, 2009. The application of SFAS 157 for non-financial assets and liabilities did not have a material impact on the Company’s financial position, results of operations or cash flows.

FASB Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”)

In April 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4, as of June 30, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”)

In March 2008, the FASB issued SFAS 161, which requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. The adoption of SFAS 161, as of January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”)

In April 2008, the FASB issued FSP FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3, as of January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

FASB Staff Position No. FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB Opinion 28-1”)

FSP FAS 107-1 and APB Opinion 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The Statement was issued in April 2009 and is effective prospectively for interim reporting periods ending after June 15, 2009. Early adoption is permitted for interim periods ending after March 15, 2009, and the Company adopted the disclosure requirements of FSP FAS 107-1 and APB Opinion 28-1, as of March 31, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

2. Notes Payable

The Company’s credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, originated on June 5, 2007 and was amended on March 10, 2008 (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company has a five-year $100,000,000 revolving credit facility (the “Revolving Credit Facility”) and a six-year $150,000,000 term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at prime or up to 125 basis points over prime depending upon the Company’s liquidity, as defined in the Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month contracts based on the London Inter Bank Offer Rate (“LIBOR”) at rates between 150 to 250 basis points over the respective LIBOR, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25,000,000 increase as well as sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans. The Credit Agreement is secured by a first priority lien on all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of June 30, 2009 were:

•	Leverage Ratio (as defined) cannot exceed (i) 1.125 to 1.0 at any time on or after June 30, 2009 and on or before December 30, 2010 or (ii) 1.0 to 1.0 at any time thereafter;

•

Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth (as defined) cannot exceed (i) 2.5 to 1.0 at any time on or before December 30, 2009, (ii) 2.25 to 1.0 at any time on or after December 31, 2009 and on or before December 30, 2010, (iii) 2.0 to 1.0 at any time on or after December 31, 2010 and on or before December 30, 2011 or (iv) 1.5 to 1.0 to any time thereafter; and

•

Consolidated Tangible Net Worth (as defined) must equal or exceed $80,000,000 plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.

The Credit Agreement contains a provision that requires the Company to repay Excess Cash Flow (as defined) to reduce the indebtedness outstanding under its Credit Agreement. The annual repayment of the Company’s Excess Cash Flow was effective with the issuance of its audited consolidated financial statements for fiscal year 2008, and the Company made the required payment of $2,427,486 during the three months ended March 31, 2009. The Excess Cash Flow repayment provisions are:

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

The Company had $144,572,514 and $181,550,000 of borrowings outstanding on its Credit Facilities as of June 30, 2009 and December 31, 2008, respectively, of which $144,572,514 and $147,750,000 was outstanding on the Term Loan Facility. As of June 30, 2009, the Company had no outstanding borrowings on the Revolving Credit Facility. As of December 31, 2008, the Company had $33,800,000 outstanding on the Revolving Credit Facility. The Term Loan Facility requires quarterly repayments of $375,000 until March 2013 with the remaining balance due in June 2013.

The Company believes it is in compliance with all terms of the Credit Agreement as of June 30, 2009.

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

Based on the provisions of SFAS 133 as amended and interpreted, the Company records derivative financial instruments at fair value. Refer to Note 7, “Fair Value” for additional information. Counterparty default would expose the Company to fluctuations in variable interest rates.

Derivative Financial Instruments

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25,000,000. As of June 30, 2009, the notional amount was $100,000,000. This swap agreement expires on September 13, 2012.

The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge, and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income (“OCI”) in the accompanying consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in interest expense. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as throughout the hedging period. As of June 30, 2009, the Company does not have any fair value hedges.

Changes in fair value are recorded as an adjustment to OCI, net of tax. Amounts in OCI will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. In these situations, all or a portion of the transaction would be ineffective. The Company does not expect to reclassify any amount currently included in OCI into earnings due to ineffectiveness within the next 12 months.

The following table summarizes the fair value of derivative instruments as recorded in the accompanying consolidated statements of financial position.

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap	Accrued liabilities	$5,604,551	Accrued liabilities	$7,243,574

Total derivatives designated as hedging instruments under SFAS 133		$5,604,551		$7,243,574

The following tables summarize the impact of derivative instruments for the three and six months ended June 30, 2009 and 2008 as recorded in the accompanying consolidated statements of operations.

Derivatives in SFAS 133 cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2009	2008		2009	2008		2009	2008
Interest rate swap	$(227,271)	$(2,619,948)	Interest expense	$(946,369)	$(666,840)	Interest Expense	$157	$610

Total	$(227,271)	$(2,619,948)	Total	$(946,369)	$(666,840)	Total	$157	$610

Derivatives in SFAS 133 cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008		2009	2008
Interest rate swap	$80,549	$704,889	Interest expense	$(1,719,572)	$(617,470)	Interest Expense	$1,217	$1,409

Total	$80,549	$704,889	Total	$(1,719,572)	$(617,470)	Total	$1,217	$1,409

4. Property and Equipment

Property and equipment, having estimated useful lives ranging from three to ten years, consisted of the following:

	June 30, 2009	December 31, 2008
Computers and software	$16,627,451	$15,341,320
Furniture and fixtures	10,499,424	10,401,899
Leasehold improvements	2,474,561	2,264,658

Total property and equipment, at cost	29,601,436	28,007,877
Less accumulated depreciation and amortization	(16,937,128)	(15,481,060)

Net property and equipment	$12,664,308	$12,526,817

5. Share-Based Compensation

The Company recognized share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective approach. SFAS 123(R) requires all stock-based compensation awards granted to associates to be recognized in the consolidated financial statements at fair value.

The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company has reserved 3,700,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan and 2,338,687 shares remain available to be granted as of June 30, 2009. The purpose of the plan is (1) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (2) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

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

Options issue year:	2009	2008
Expected volatility	51.4-54.5%	46.50%
Expected dividends	0.00%	0.00%
Expected term	5 Years	5 Years
Risk-free rate	2.05%	3.09%

As of June 30, 2009, the Company had options outstanding for 939,480 shares of its common stock under the Stock Incentive Plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. The options granted to key associates generally vest between one and five years from the grant date, whereas the options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the vesting period. The related expense for the three months ended June 30, 2009 includes $166,937 in administrative expenses for non-associates directors and $85,634 in salaries and benefits for associates. The related expense for the three months ended June 30, 2008 includes $205,045 in administrative expenses for non-associates directors and $73,576 in salaries and benefits for associates. The related expense for the six months ended June 30, 2009 includes $166,937 in administrative expenses for non-associates directors and $160,075 in salaries and benefits for associates. The related expense for the six months ended June 30, 2008 includes $205,045 in administrative expenses for non-associate directors and $124,746 in salaries and benefits for associates. The total tax benefit recognized in the consolidated statements of operations was $127,208 and $127,299 for the six months ended June 30, 2009 and 2008, respectively. The following summarizes all stock option related transactions for the six months ended June 30, 2009.

	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning balance	712,991	$13.89
Granted	243,229	4.40
Forfeited	(16,740)	10.54

Outstanding at June 30, 2009	939,480	11.50	7.04	$824,428

Exercisable at June 30, 2009	557,899	$14.82	6.85	$—

The weighted-average grant date fair value of the options granted during the six months ended June 30, 2009 and 2008 was $4.17 and $5.86, respectively. No options were exercised during the six months ended June 30, 2009 and 2008.

As of June 30, 2009, there was $958,787 of total unrecognized compensation expense related to nonvested stock options granted under the stock incentive plan, which is comprised of $855,613 for options expected to vest and $103,174 for options not expected to vest. Unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 2.63 years.

Deferred Stock Units

As of June 30, 2009, the Company had granted 32,564 deferred stock units (“DSUs”) of its common stock to non-associate directors under the Company’s Stock Incentive Plan. DSUs represent the Company’s obligation to deliver one share of common stock for each unit at a later date elected by the non-associate director, such as when his or her board service ends. DSUs vest immediately upon grant and are not subject to forfeiture. DSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional DSUs. The value of each DSU is equal to the market price of the Company’s stock at the date of grant.

The fair value of the DSUs granted during the six months ended June 30, 2009 and 2008 were expensed immediately to correspond with the vesting schedule. The related expense for the three months ended June 30, 2009 and 2008 includes $21,878 and $31,255 in administrative expenses, respectively. The related expense for the six months ended June 30, 2009 and 2008 includes $43,758 and $62,513 in administrative expenses, respectively.

The following summarizes all DSU related transactions for the six months ended June 30, 2009.

	DSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	23,681	$10.37
Granted	8,883	4.93

Ending balance	32,564	$8.88

There was no unrecognized compensation expense related to nonvested DSUs as of June 30, 2009.

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

The fair value of the RSUs is expensed on a straight-line basis over the vesting period based on the number of RSUs that are expected to vest. For RSUs with performance conditions, if goals are not expected to be met, the compensation expense previously recognized is reversed. The related expense for the three months ended June 30, 2009 includes $114,823 in administrative expenses for non-associate directors and $135,140 in salaries and benefits expense for associates. The related expense for the three months ended June 30, 2008 includes $154,147 in administrative expenses for non-associate directors and $27,443 in salaries and benefits expense for associates, which includes reversal of $99,240 for RSUs not expected to vest. The related expense for the six months ended June 30, 2009 includes $114,823 in administrative expenses for non-

associate directors and $275,637 in salaries and benefits expense for associates. The related expense for the six months ended June 30, 2008 includes $154,147 in administrative expenses for non-associate directors and $191,447 in salaries and benefits expense for associates, which includes reversal of $99,240 for RSUs not expected to vest.

The Company issues shares of common stock for RSUs as they vest. The following summarizes all RSU related transactions for the six months ended June 30, 2009.

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	224,610	$10.27
Granted	127,163	4.10
Vested and issued	(625)	13.21
Forfeited	(27,459)	5.46

Ending balance	323,689	$8.01

As of June 30, 2009, there was $1,948,594 of total unrecognized compensation expense related to nonvested RSUs, which is comprised of $946,579 for RSUs expected to vest and $1,002,015 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.31 years.

6. Contingencies and Commitments

Litigation Contingencies

The Company is involved in certain legal matters that management considers incidental to its business. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The company recognizes expense for defense costs when incurred.

Management has evaluated pending and threatened litigation against the Company as of June 30, 2009 and does not believe the exposure to be material.

Registration Rights Agreement

The Company has a registration rights agreement with certain stockholders. Pursuant to the agreement, the Company will pay all costs related to any secondary securities offering requested by these stockholders and the stockholders may sell any outstanding shares owned by them. The Company filed a registration statement on behalf of one of the selling stockholders in 2008 to register 10,932,051 shares of common stock currently held by the stockholder and paid $45,246 in costs related to the registration statement. The selling stockholders collectively retain the right to request two additional registrations of specified shares under the registration rights agreement, in which case, the Company will be required to bear applicable offering expenses in the period in which any future offering occurs.

7. Fair Value

The Company adopted SFAS 157 as of January 1, 2008 as it applies to financial assets and liabilities. The Company adopted SFAS 157 as it relates to non-financial assets and liabilities, including goodwill and other indefinite-lived assets, on January 1, 2009.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115”, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value, that are not otherwise required to be measured at fair value. The Company did not elect to re-measure any of the existing financial assets or liabilities under the provisions of SFAS 159.

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

Disclosure of the estimated fair value of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

Interest Rate Swap Agreement

		Fair Value Measurements at Reporting Date Using
	Total Recorded Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$5,604,551	—	$5,604,551	—

The fair value of the interest rate swap agreement represents the amount the Company would receive or pay to terminate or otherwise settle the contract at the financial position date, taking into consideration current unearned gains and losses. The fair value was determined using a market approach, and is based on the three-month LIBOR curve for the remaining term of the swap agreement. Refer to Note 3, “Derivative Financial Instruments and Risk Management”, for additional information about the fair value of the interest rate swap.

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

The estimate of fair value of the Company’s goodwill is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. At the time of the annual goodwill impairment test in the fourth quarter of 2008, market capitalization was substantially higher than book value and goodwill was considered not to be impaired. Given recent declines in the Company’s stock price, a discounted cash flow analysis was also performed. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The Company based assumptions about future cash flows and growth rates on its budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. The fair value of goodwill using a market capitalization approach and a discounted cash flow analysis exceeded the book value as of December 31, 2008.

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

The following disclosures are made pursuant to SFAS 107 and FSP FAS 107-1 and APB 28-1. These assets and liabilities are not within the scope of SFAS 157 because they are not measured at fair value.

Purchased Receivables

The Company initially records purchased receivables at cost, which is discounted from the contractual receivable balance. The ending balance of the purchased receivables is reduced as cash is received based upon the guidance of PB 6 and SOP 03-3. The carrying value of receivables was $327,095,264 and $361,808,502 at June 30, 2009 and December 31, 2008, respectively. The Company computes the fair value of these receivables by discounting the future cash flows generated by its forecasting model using an adjusted weighted-average cost of capital, reflective of other market participant’s cost of capital. The fair value of the purchased receivables approximated carrying value at both June 30, 2009 and December 31, 2008.

Credit Facilities

The Company’s Credit Facilities had carrying amounts of $144,572,514 and $181,550,000 as of June 30, 2009 and December 31, 2008, respectively. The Company computed the approximate fair value of the Credit Facilities to be $102,600,000 and $117,200,000 as of June 30, 2009 and December 31, 2008, respectively. The fair value of the Company’s Credit Facilities is based on borrowing rates currently available to the Company and similar market participants.

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

The Company recorded an income tax provision of $642,917 and $1,435,067 for the three months ended June 30, 2009 and 2008, respectively, and $3,460,914 and $5,606,286 for the six months ended June 30, 2009 and 2008, respectively. The provision for income tax expense reflects an effective income tax rate of 43.3% and 40.3% for the three months ended June 30, 2009 and 2008, respectively, and 38.9% and 38.6% for the six months ended June 30, 2009 and 2008, respectively.

The Company’s liability for income taxes associated with uncertain tax positions includes estimated interest and penalties. Interest and penalties related to the Company’s uncertain tax positions are included in income tax expense and administrative expense, respectively, in the accompanying consolidated statements of operations.

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

The current difficult macro-econcomic environment has both positive and negative impacts for us. These negative macro-economic factors include reduced availability of credit, falling real estate values, higher food and energy prices, increased unemployment and other factors (“macro-economic factors”). We believe the rapid increase in unemployment rates beginning in the second half of 2008 and continuing into 2009 are having an increasing impact on our operations. The positive impact of macro-economic factors is that the supply of available charged-off accounts receivable portfolios (“paper”) is increasing and the prices have declined. On the other hand, these same macro-economic factors are making it more difficult to collect on the paper we have acquired. A further discussion of the trends in market prices, our investment in paper, our cash collections and operating expenses follows.

Market prices for paper have continued to fall in 2009 as they have since the second half of 2007. Lower expected liquidation of the paper by collection companies because of macro-economic factors is the primary reason for the recent decline in market pricing. In addition, we believe that some competitors’ ability to fund portfolio purchases has been reduced during the recent financial crisis. Finally, we believe that increases in charge-off rates being experienced by major credit grantors will lead to an increase in supply of receivables available for sale. Reduced competition and increased supply may have also contributed to improved pricing.

During the six months ended June 30, 2009, we invested $42.0 million (net of buybacks) in charged-off consumer receivable portfolios, with an aggregate face value of $1.5 billion, or 2.85% of face value. In the six months ended June 30, 2008, we invested $86.7 million (net of buybacks through June 30, 2009) in paper, with an aggregate face amount of $2.5 billion, or 3.53% of face value. We reduced our level of investment in paper during the first half of 2009 to save capacity to invest in paper in the second half of the year and into 2010.

The change in average purchase price in 2009 when compared to 2008 may not be representative of the change in overall market pricing because the underlying mix of paper purchased in the two periods may not be comparable. Our debt purchasing metrics (dollars invested, face amount, average purchase price, types of paper and sources of paper) may vary significantly from quarter to quarter. During the first half of 2009, an increasing portion of our investment in purchased receivables was from forward flow contracts. Forward flow contracts commit a debt seller to sell a steady flow of paper to us, and commit us to purchase paper for a fixed percentage of the face value. Due to the macro-economic factors, debt sellers and debt buyers alike believe that there will be continued downward pressure on the prices that are paid for paper. We believe debt sellers are attempting to lock in pricing when possible through forward flow contracts. For the six months ended June 30, 2009, we acquired $30.0 million (net of buybacks) under forward flow contracts, or 71.4% of the total investment compared to $30.3 million (net of buybacks through June 30, 2009), or 35.0% of the total investment during the six months ended June 30, 2008. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired.

Cash collections declined for the six months ended June 30, 2009 when compared to the same period in 2008, reflecting a more difficult collections environment due to the macro-economic factors, particularly on our older vintages of paper. Cash collections decreased by $14.1 million or 7.2% to $181.4 million for the six months ended June 30, 2009 compared to $195.5 million for the six months ended June 30, 2008. Traditional call center collections declined by $12.6 million or 14.1% as account representative productivity fell by 17.5% in the six months ended June 30, 2009 when compared to the six months ended June 30, 2008. We continue to balance our volume of paper outsourced to our agency network with our capacity-constrained in-house collection staff. We believe that our agency network is experiencing productivity declines similar to, or greater than, our in-house traditional call center collections associates. We expect to increase our in-house traditional call center staffing levels by approximately 20% from mid-second quarter levels during the remainder of 2009 in order to maximize overall cash collections. This initiative may include recalling some of our accounts that are currently placed with our agency forwarding channel.

Net income for the six months ended June 30, 2009 was $5.4 million, a decline of 38.8% from $8.9 million for the six months ended June 30, 2008. Purchased receivable revenues declined by $14.3 million primarily because of a $14.1 million decrease in cash collections, but also because of an increase in purchased receivable amortization of $0.2 million. The increased purchased receivables amortization rate was primarily the result of lower multiples of purchase price expected to be collected. As prices for paper rose through mid-2007, our expected collection multiple of purchase price on investments in new paper was reduced from prior levels. Macro-economic factors negatively affecting consumers are also a factor in the lower multiples of purchase price expected to be collected on all vintages of paper. The lower multiple of purchase price expected to be collected generally results in a lower yield to be assigned for revenue recognition purposes. When lower yields are assigned, a larger proportion of our cash collections are treated as purchased receivable amortization instead of purchase receivable revenues. In addition, amortization increased because of an increase in net impairments of purchased receivables to $10.3 million in the first half of 2009 from $5.4 million in the first half of 2008. Impairments are generated when currently assigned yields are too high in relation to the timing and/or amount of current or future collections, which have changed because of macro-economic factors affecting the consumers’ ability to repay their obligations or for other reasons. Amortization of purchased receivables, as a percentage of cash collections, increased to 41.8% of cash collections for the six months ended June 30, 2009 versus 38.6% in the six months ended June 30, 2008.

We reduced our operating expenses in absolute dollars for the six months ended June 30, 2009 compared to the same period in 2008. Total operating expenses were $92.1 million for the six months ended June 30, 2009 a decrease of $7.7 million from $99.8 million for the six months ended June 30, 2008. As a percentage of cash collections, operating expenses were 50.7% for the six months ended June 30, 2009 compared with 51.0% for the six months ended June 30, 2008. Salaries and benefits declined in the six months ended June 30, 2009 by $4.7 million, compared to the six months ended June 30, 2008. In the first half of 2009, collections expense decreased by $1.2 million versus the first half of 2008. Administrative expenses decreased by $1.1 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. All other operating expense categories decreased individually, including occupancy, depreciation and amortization and impairment of assets by a total of $0.7 million in the six months ended June 30, 2009 compared to June 30, 2008. The reduced salaries and benefits costs reflect our managing staffing levels for non-revenue generating positions and incentive compensation programs to the current level of collections. Our collections from third party relationships (attorneys and collection agencies) have increased to 31.7% of total cash collections for the six months ended June 30, 2009 from 28.9% for the six months ended June 30, 2008. Total forwarding fees on cash collections from these third party relationships have increased to $19.7 million for the six months ended June 30, 2009 from $16.6 million for the six months ended June 30, 2008. The remaining expenses included in collections expense declined by $4.3 million during the same period. The $4.3 million decline in the six months ended June 30, 2009 primarily reflected reduced data provider, letter and mailing, telephone and legal costs.

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

•	a prolonged economic recession limiting our ability to acquire and to collect on charged-off receivable portfolios;

•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	our ability to recover sufficient amounts on our charged-off receivable portfolios;

•	our ability to hire and retain qualified personnel;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	a decrease in collections as a result of negative attention or news regarding the debt collection industry and debtor’s willingness to pay the debt we acquire;

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

•	our ability to acquire and to collect on charged-off receivable portfolios in industries in which we have little or no experience;

•	our ability to maintain existing, and secure additional financing on acceptable terms;

•	the loss of any of our executive officers or other key personnel;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	failure to comply with government regulation;

•	the temporary or permanent loss of our computer or telecommunications systems, as well as our ability to respond to changes in technology and increased competition;

•	changes in our overall performance based upon significant macro-economic conditions;

•	our ability to substantiate our application of tax rules against examinations and challenges made by tax authorities;

•	a decline in market capitalization that triggers a goodwill impairment or other impairment of intangible asset; and

•	other unanticipated events and conditions that may hinder our ability to compete.

Results of Operations

The following table sets forth selected consolidated statements of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated.

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues
Purchased receivable revenues, net	99.5%	99.5%	99.5%	99.3%	55.9%	59.0%	58.2%	61.3%
Gain on sale of purchased receivables	0.0	0.0	0.0	0.1	0.0	0.0	0.0	0.1
Other revenues, net	0.5	0.5	0.5	0.6	0.3	0.3	0.3	0.4

Total revenues	100.0	100.0	100.0	100.0	56.2	59.3	58.5	61.8

Expenses
Salaries and benefits	37.4	36.9	36.0	35.5	21.0	21.9	21.1	21.9
Collections expense	44.1	40.8	41.3	37.2	24.8	24.2	24.2	23.0
Occupancy	3.8	3.4	3.5	3.2	2.1	2.0	2.0	2.0
Administrative	4.5	5.2	4.3	4.7	2.6	3.1	2.5	2.9
Depreciation and amortization	2.0	1.7	1.7	1.6	1.1	1.0	1.0	1.0
Impairment of assets	0.0	0.0	0.0	0.4	0.0	0.0	0.0	0.2
Loss on disposal of equipment	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Total operating expenses	91.8	88.0	86.8	82.6	51.6	52.2	50.8	51.0

Income from operations	8.2	12.0	13.2	17.4	4.6	7.1	7.7	10.8
Other income (expense)
Interest income	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Interest expense	(5.0)	(5.7)	(4.8)	(5.4)	(2.8)	(3.4)	(2.8)	(3.4)
Other	(0.2)	0.0	0.0	0.0	(0.1)	0.0	0.0	0.0

Income before income taxes	3.0	6.3	8.4	12.0	1.7	3.7	4.9	7.4
Income taxes	1.3	2.5	3.3	4.6	0.7	1.5	1.9	2.8

Net income	1.7%	3.8%	5.1%	7.4%	1.0%	2.2%	3.0%	4.6%

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

Revenues

Total revenues were $49.1 million for the three months ended June 30, 2009, a decrease of $7.4 million, or 13.1%, from total revenues of $56.5 million for the three months ended June 30, 2008. Purchased receivable revenues were $48.8 million for the three months ended June 30, 2009, a decrease of $7.4 million, or 13.1%, from the three months ended June 30, 2008 amount of $56.2 million. Purchased receivable revenues reflect an amortization rate, or the difference between cash collections and revenue, of 44.1%, an increase of 3.1 percentage points, from the amortization rate of 41.0% for the three months ended June 30, 2008. The increased amortization rate is primarily due to lower average internal rates of return assigned to recent years’ purchases compared to older vintages, and increased impairments as expected collections have been reduced in the current macro-economic environment. Purchased receivable revenues reflect net impairments recognized during the three months ended June 30, 2009 and 2008 of $6.8 million and $5.0 million, respectively. Cash collections on charged-off consumer receivables decreased 8.3% to $87.3 million for the three months ended June 30, 2009 from $95.2 million for the same period in 2008. Cash collections for the three months ended June 30, 2009 and 2008 include collections from fully amortized portfolios of $15.8 million and $20.3 million, respectively, of which 100% were reported as revenue.

During the three months ended June 30, 2009, we acquired charged-off consumer receivable portfolios with an aggregate face value of $727.9 million at a cost of $20.0 million, or 2.74% of face value, net of buybacks. Included in these purchase totals were 17 portfolios with an aggregate face value of $501.7 million at a cost of $14.5 million, or 2.90% of face value, which were acquired through seven forward flow contracts. Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Revenues on portfolios purchased from our top three sellers during vintage years 1993 through 2009 were $14.2 million and $14.8 million during the three months ended June 30, 2009 and 2008, respectively, with one of the three sellers included in the top three in both three-month periods. During the three months ended June 30, 2008, we acquired charged-off consumer receivable portfolios with an aggregate face value of $1.9 billion at a cost of $64.8 million, or 3.38% of face value (adjusted for buybacks through June 30, 2009). Included in these purchase totals were 31 portfolios with an aggregated face value of $303.9 million at a cost of $19.5 million, or 6.41% of face value (adjusted for buybacks through June 30, 2009), which were acquired through 12 forward flow contracts. From period to period we may buy charged-off receivables of varying age, types and demographics. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.

Operating Expenses

Total operating expenses were $45.1 million for the three months ended June 30, 2009, a decrease of $4.6 million, or 9.3%, compared to total operating expenses of $49.7 million for the three months ended June 30, 2008. Total operating expenses were 51.6% of cash collections for the three months ended June 30, 2009, compared with 52.2% for the same period in 2008. The majority of the decrease in operating expenses is a result of reductions in salaries and benefits, collections and administrative and other expenses of $2.4 million, $1.4 million and $0.7 million for the three months ended June 30, 2009, respectively, as compared to the same period in 2008. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period. Amortization rates vary due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.

Salaries and Benefits. Salaries and benefits expense were $18.4 million for the three months ended June 30, 2009, a decrease of $2.4 million, or 11.8%, compared to salaries and benefits expense of $20.8 million for the three months ended June 30, 2008. Salaries and benefits expense were 21.0% of cash collections for the three months ended June 30, 2009, compared with 21.9% for the same period in 2008. Salaries and benefits expense decreased because of a decrease in total average headcount for the three months ended June 30, 2009 compared to the same period in 2008. Salaries and benefits expense also decreased because of lower collections generated by in-house collectors, which resulted in lower variable compensation expense, and adjustments to incentive compensation accruals during the three months ended June 30, 2009 compared to the same period in 2008.

We recognized $0.2 million and $0.1 million of share-based compensation expense in salaries and benefits expense for the three months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was $2.9 million of total unrecognized compensation expense related to nonvested awards of which $1.8 million is expected to vest over a weighted-average period of 2.46 years. As of June 30, 2008, there was $3.3 million of total unrecognized compensation expense related to nonvested awards of which $2.1 million was expected to vest over a weighted-average period of 2.90 years.

Collections Expense. Collections expense was $21.6 million for the three months ended June 30, 2009, a decrease of $1.4 million, or 6.1%, compared to collections expense of $23.0 million for the three months ended June 30, 2008. Collections expense was 24.8% of cash collections during the three months ended June 30, 2009 compared with 24.2% for the same period in 2008. Collections expense decreased primarily due to a $2.8 million decline in letter and mailing, legal, data provider and telephone costs. These savings were realized from a combination of reduced in-house collections and better expense management. This decrease was partially offset by increased forwarding fees of $1.3 million paid on cash collections from third-party relationships (attorneys and collection agencies), as a result of an increase in our collections from third parties relationships to 31.6% of total cash collections for the three months ended June 30, 2009, from 29.0% for the three months ended June 30, 2008.

Occupancy. Occupancy expense was $1.9 million for both the three months ended June 30, 2009 and 2008. Occupancy expense was 2.1% of cash collections for the three months ended June 30, 2009 compared with 2.0% for the same period in 2008. While the changes in occupancy expense are not material, we have entered into a sublease agreement for one of our offices, and will continuously review our office capacity as part of our ongoing expense management efforts.

Administrative. Administrative expenses decreased to $2.2 million for the three months ended June 30, 2009, from $3.0 million for the three months ended June 30, 2008, reflecting a $0.8 million, or 24.5%, decrease. Administrative expenses were 2.6% of cash collections during the three months ended June 30, 2009 compared with 3.1% for the same period in 2008. Administrative expenses decreased primarily due to improved expense management in many areas, such as accounting and legal services, office supplies and travel, offset by higher spending for outside consultants.

Interest Expense. Interest expense was $2.5 million for the three months ended June 30, 2009, a decrease of $0.8 million compared to interest expense of $3.3 million for the three months ended June 30, 2008. Interest expense was 2.8% of cash collections during the three months ended June 30, 2009 compared with 3.4% for the same period in 2008. The decrease in interest expense was due to lower interest rates and decreased average borrowings during the three months ended June 30,

2009 compared to the same period in 2008. Average borrowings were $147.6 million for the three months ended June 30, 2009, compared to $169.7 million for the three months ended June 30, 2008. Interest expense also includes the amortization of deferred financing costs of $0.1 million for both the three months ended June 30, 2009 and 2008, respectively.

Income Taxes. Income tax expense was $0.6 million for the three months ended June 30, 2009, a decrease of $0.8 million, or 55.2% from income tax expense of $1.4 million for the three months ended June 30, 2008. The decrease in income tax expense was due to a decrease in pre-tax income, which was $1.5 million for the three months ended June 30, 2009, compared to $3.6 million for the same period in 2008. Income tax expense for the three months ended June 30, 2009 reflects a federal tax rate of 36.4% and a state tax rate of 6.9% (net of federal tax benefit). For the three months ended June 30, 2008, income tax expense reflected a federal tax rate of 35.5% and state tax rate of 4.8% (net of federal tax benefit). The 2.1 percentage point increase in the state rate was due to changing apportionment percentages among the various states.

Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008

Revenues

Total revenues were $106.1 million for the six months ended June 30, 2009, a decrease of $14.7 million, or 12.2%, from total revenues of $120.8 million for the six months ended June 30, 2008. Purchased receivable revenues were $105.6 million for the six months ended June 30, 2009, a decrease of $14.3 million, or 12.0%, from the six months ended June 30, 2008 amount of $119.9 million. Purchased receivable revenues reflect an amortization rate, or the difference between cash collections and revenue, of 41.8%, an increase of 3.2 percentage points, from the amortization rate of 38.6% for the six months ended June 30, 2008. The increased amortization rate is primarily due to lower average internal rates of return assigned to recent years’ purchases compared to older vintages and increased impairments as expected collections have been reduced in the current macro-economic environment. Purchased receivable revenues reflect net impairments recognized during the six months ended June 30, 2009 and 2008 of $10.3 million and $5.4 million, respectively. Cash collections on charged-off consumer receivables decreased 7.2% to $181.4 million for the six months ended June 30, 2009 from $195.5 million for the same period in 2008. Cash collections for the six months ended June 30, 2009 and 2008 include collections from fully amortized portfolios of $34.1 million and $42.5 million, respectively, of which 100% were reported as revenue.

During the six months ended June 30, 2009, we acquired charged-off consumer receivable portfolios with an aggregate face value of $1.5 billion at a cost of $42.0 million, or 2.85% of face value, net of buybacks. Included in these purchase totals were 42 portfolios with an aggregate face value of $914.1 million at a cost of $30.0 million, or 3.28% of face value, which were acquired through nine forward flow contracts. Revenues on portfolios purchased from our top three sellers during vintage years 1993 through 2009 were $29.4 million and $32.6 million during the six months ended June 30, 2009, and 2008, respectively, with one of the three sellers included in the top three in both six-month periods. During the six months ended June 30, 2008, we acquired charged-off consumer receivable portfolios with an aggregate face value of $2.5 billion at a cost of $86.7 million, or 3.53% of face value (adjusted for buybacks through June 30, 2009). Included in these purchase totals were 66 portfolios with an aggregated face value of $507.0 million at a cost of $30.3 million, or 5.98% of face value (adjusted for buybacks through June 30, 2009), which were acquired through 12 forward flow contracts. From period to period we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.

Operating Expenses

Total operating expenses were $92.1 million for the six months ended June 30, 2009, a decrease of $7.7 million, or 7.7%, compared to total operating expenses of $99.8 million for the six months ended June 30, 2008. Total operating expenses were 50.7% of cash collections for the six months ended June 30, 2009, compared with 51.0% for the same period in 2008. The majority of the decrease in operating expense is a result of reductions in salaries and benefits, collections and administrative and other expenses of $4.7 million, $1.2 million and $1.1 million, for the six months ended June 30, 2009, respectively, as compared to the same period in 2008. Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because of varying amortization rates, which is the difference between cash collections and revenues recognized, from period to period. Amortization rates vary due to seasonality of collections and other factors that can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.

Salaries and Benefits. Salaries and benefits expense were $38.2 million for the six months ended June 30, 2009, a decrease of $4.7 million, or 10.9%, compared to salaries and benefits expense of $42.9 million for the six months ended June 30, 2008. Salaries and benefits expense were 21.1% of cash collections for the six months ended June 30, 2009, compared with 21.9% for the same period in 2008. Salaries and benefits expense decreased because of a decrease in total average headcount for the six months ended June 30, 2009 compared to the same period in 2008. Salaries and benefits also decreased because of lower collections generated by in-house collectors for the six months ended June 30, 2009 compared to the same period in 2008, which resulted in lower variable compensation expense. In addition, we have reduced incentive compensation accruals for management because of declining performance metrics. The decrease was partially offset by an increase in equity compensation expense.

We recognized $0.4 million and $0.3 million of share-based compensation expense in salaries and benefits expense for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was $2.9 million of total unrecognized compensation expense related to nonvested awards of which $1.8 million is expected to vest over a weighted-average period of 2.46 years. As of June 30, 2008, there was $3.3 million total unrecognized compensation expense related to nonvested awards of which $2.1 million was expected to vest over a weighted-average period of 2.90 years.

Collections Expense. Collections expense was $43.8 million for the six months ended June 30, 2009, a decrease of $1.2 million, or 2.7%, compared to collections expense of $45.0 million for the six months ended June 30, 2008. Collections expense was 24.2% of cash collections during the six months ended June 30, 2009 compared with 23.0% for the same period in 2008. Collections expense decreased primarily due to a $4.2 million decline in letter and mailing, legal, data provider and telephone costs. These savings were realized from a combination of reduced in-house collections and better expense management. This decrease was partially offset by increased forwarding fees of $3.2 million paid on cash collections from third parties relationships (attorneys and collection agencies) as a result of an increase in our collections from third-party relationships to 31.7% of total cash collections for the six months ended June 30, 2009, from 28.9% for the six months ended June 30, 2008.

Occupancy. Occupancy expense was $3.7 million for the six months ended June 30, 2009, a decrease of $0.2 million, or 4.8%, compared to occupancy expense of $3.9 million for the six months ended June 30, 2008. Occupancy expense was 2.0% of cash collections for both the six months ended June 30, 2009 and 2008, respectively. The $0.2 million decrease is primarily due to sublease income originating in 2009 as a result of expense management efforts.

Administrative. Administrative expenses decreased to $4.6 million for the six months ended June 30, 2009, from $5.6 million for the six months ended June 30, 2008, reflecting a $1.0 million, or 18.9%, decrease. Administrative expenses were 2.5% and 2.9% of cash collections during the six months ended June 30, 2009 and 2008, respectively. Administrative expenses decreased due to improved expense management in many areas, such as accounting and legal services, office supplies and travel, offset by higher spending for outside consultants.

Impairment of Assets. There was no impairment of assets for the six months ended June 30, 2009. Impairment of intangible assets was $0.4 million for the six months ended June 30, 2008 as we decided to no longer service medical receivables on a contingent fee basis. As a result, we recognized an impairment charge of the net carrying balance of intangible assets for customer contracts and relationships associated with the contingent medical collection business.

Interest Expense. Interest expense was $5.1 million for the six months ended June 30, 2009, a decrease of $1.5 million compared to interest expense of $6.6 million for the six months ended June 30, 2008. Interest expense was 2.8% of cash collections during the six months ended June 30, 2009 compared with 3.4% for the same period in 2008. The decrease in interest expense was due to lower interest rates and decreased average borrowings during the six months ended June 30, 2009 compared to the same period in 2008. Average borrowings were $157.2 million for the six months ended June 30, 2009, compared to $171.6 million for the six months ended June 30, 2008. Interest expense also includes the amortization of deferred financing costs of $0.3 million for both the six months ended June 30, 2009 and 2008, respectively.

Income Taxes. Income tax expense was $3.5 million for the six months ended June 30, 2009, a decrease of $2.1 million, or 38.3% from income tax expense of $5.6 million for the six months ended June 30, 2008. The decrease in income tax expense was due to a decrease in pre-tax income, which was $8.9 million for the six months ended June 30, 2009, compared to $14.5 million for the same period in 2008. Income tax expense for the six months ended June 30, 2009 reflects a federal tax rate of 35.7% and a state tax rate of 3.2% (net of federal tax benefit). For the six months ended June 30, 2008, income tax expense reflected a federal tax rate of 35.3% and state tax rate of 3.3% (net of federal tax benefit including utilitization of state net operating losses).

Supplemental Performance Data

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase as of June 30, 2009.

Year of Purchase	Number of Portfolios	Purchase Price (1)	Cash Collections	Estimated Remaining Collections (2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	(dollars in thousands)
2003	76	$87,148	$415,238	$21,040	$436,278	501%
2004	106	86,540	247,270	36,954	284,224	328
2005	104	100,752	183,730	42,478	226,208	225
2006 (4)	154	142,255	245,018	140,231	385,249	271
2007	158	169,502	168,762	196,441	365,203	215
2008	164	154,371	89,076	281,947	371,023	240
2009 (5)	53	42,025	6,029	123,677	129,706	309

Total	815	$782,593	$1,355,123	$842,768	$2,197,891	281%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Estimated remaining collections are based on historical cash collections. Please refer to Forward-Looking Statements on page 21 and Critical Accounting Policies on page 36 for further information regarding these estimates.
(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase. Estimated remaining collections for pools on a cost recovery method for revenue recognition purposes are equal to the carrying value. There are no estimated remaining collections for pools on a cost recovery method that are fully amortized.
(4)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(5)	Includes only six months of activity through June 30, 2009.

The following tables summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of June 30, 2009

Year of Purchase	Unamortized Balance as of June 30, 2009	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
	(dollars in thousands)
2003	$3,910	$87,148	4.5%	1.2%
2004	15,277	86,540	17.7	4.7
2005	20,829	100,752	20.7	6.4
2006 (2)	56,371	142,255	39.6	17.2
2007	84,802	169,502	50.0	25.9
2008	106,116	154,371	68.7	32.4
2009 (3)	39,790	42,025	94.7	12.2

Total	$327,095	$782,593	41.8%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Includes 62 portfolios acquired from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(3)	Includes only six months of activity through June 30, 2009.

The following tables summarize the purchased receivable revenues and amortization rates by year of purchase for the three and six months ended June 30, 2009 and 2008, respectively.

	Three months ended June 30, 2009
Year of Purchase	Collections	Revenue	Amortization Rate (1)		Monthly Yield (2)		Net Impairments	Zero Basis Collections
2003 and prior	$14,882,021	$13,402,082	N/M	%	N/M	%	$489,000	$12,484,108
2004	5,633,013	2,475,410	56.1		4.96		1,941,000	901,949
2005	6,103,487	864,320	85.8		1.23		2,488,000	34,537
2006	14,512,193	9,086,793	37.4		5.11		1,701,000	1,610,591
2007	18,191,261	9,907,523	45.5		3.67		—	706,439
2008	22,974,091	9,838,611	57.2		2.85		227,000	88,705
2009	4,997,511	3,244,604	35.1		3.90		—	6,250

Totals	$87,293,577	$48,819,343	44.1		4.83		$6,846,000	$15,832,579

	Three months ended June 30, 2008
Year of Purchase	Collections	Revenue	Amortization Rate (1)		Monthly Yield (2)		Net Impairments	Zero Basis Collections
2002 and prior	$12,784,399	$12,101,312	N/M	%	N/M	%	$—	$11,609,421
2003	10,546,373	9,274,480	12.1		34.90		(537,150)	5,902,566
2004	8,920,506	6,239,920	30.0		7.47		637,317	819,045
2005	10,082,486	2,547,583	74.7		2.02		2,513,000	7,892
2006	21,342,389	11,672,311	45.3		4.72		2,356,000	1,898,018
2007	24,315,224	11,120,941	54.3		2.80		—	35,260
2008	7,201,366	3,252,132	54.8		2.64		—	27,779

Totals	$95,192,743	$56,208,679	41.0		5.58		$4,969,167	$20,299,981

	Six months ended June 30, 2009
Year of Purchase	Collections	Revenue	Amortization Rate (1)		Monthly Yield (2)		Net Impairments	Zero Basis Collections
2003 and prior	$32,115,952	$29,595,638	N/M	%	N/M	%	$412,700	$26,617,497
2004	12,509,541	5,799,086	53.6		5.23		3,958,600	1,934,285
2005	13,541,643	4,641,864	65.7		2.97		2,745,000	77,042
2006	30,784,791	20,327,073	34.0		5.44		2,497,000	3,608,141
2007	39,310,080	21,131,396	46.2		3.70		—	1,664,748
2008	47,118,967	20,260,841	57.0		2.76		682,000	178,177
2009	6,029,540	3,803,124	36.9		3.82		—	6,250

Totals	$181,410,514	$105,559,022	41.8		5.08		$10,295,300	$34,086,140

	Six months ended June 30, 2008
Year of Purchase	Collections	Revenue	Amortization Rate (1)		Monthly Yield (2)		Net Impairments	Zero Basis Collections
2002 and prior	$27,359,596	$26,288,995	N/M	%	N/M	%	$(550,000)	$24,688,531
2003	22,443,394	19,419,777	13.5		33.26		(1,018,200)	12,099,253
2004	18,514,737	12,819,248	30.8		7.28		1,687,664	1,794,244
2005	20,694,464	8,307,417	59.9		3.04		2,605,986	44,299
2006	46,230,295	27,206,224	41.2		5.17		2,448,000	3,856,965
2007	51,663,171	22,322,914	56.8		2.64		180,000	35,260
2008	8,551,367	3,566,792	58.3		2.58		—	27,779

Totals	$195,457,024	$119,931,367	38.6		5.92		$5,353,450	$42,546,331

(1)	“N/M” indicates that the calculated percentage for aggregated vintage years is not meaningful.

(2)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

Account Representative Productivity

We measure traditional call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays our results.

Account Representatives by Experience

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
Number of account representatives:	2009	2008	2009	2008	2008	2007 (3)
One year or more (1)	588	496	580	495	515	558
Less than one year (2)	341	443	362	425	437	356

Total account representatives	929	939	942	920	952	914

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.
(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new associates in training.
(3)	Certain associates have been reclassified to make the 2007 disclosures comparable to current periods.

The following table displays our account representative productivity.

Overall Account Representative Collection Averages

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2009	2008	2009	2008	2008	2007 (1)
Overall average	38,858	45,538	81,854	99,270	173,209	193,000

(1)	The overall collection average has been reclassified to make the 2007 disclosure comparable to current periods.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis.

Historical Collections (1)

Year of Purchase	Purchase Price (3)	Year Ended December 31,										Six Months Ended June 30, 2009
		1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(dollars in thousands)
Pre-1999	$30,183	$25,286	$23,779	$19,132	$15,565	$11,377	$8,391	$7,265	$5,360	$4,205	$3,043	$1,195
1999	12,924	3,761	11,331	10,862	9,750	8,278	6,675	5,022	3,935	2,949	1,982	826
2000	20,592	—	8,896	23,444	22,559	20,318	17,196	14,062	10,603	7,410	5,258	2,032
2001	43,029	—	—	17,630	50,327	50,967	45,713	39,865	30,472	21,714	13,351	4,928
2002	72,255	—	—	—	22,339	70,813	72,024	67,649	55,373	39,839	24,529	8,953
2003	87,148	—	—	—	—	36,067	94,564	94,234	79,423	58,359	38,408	14,183
2004	86,540	—	—	—	—	—	23,365	68,354	62,673	48,093	32,276	12,509
2005	100,752	—	—	—	—	—	—	23,459	60,280	50,811	35,638	13,542
2006 (2)	142,255	—	—	—	—	—	—	—	32,751	101,529	79,953	30,785
2007	169,502	—	—	—	—	—	—	—	—	36,269	93,183	39,310
2008	154,371	—	—	—	—	—	—	—	—	—	41,957	47,119
2009	42,025	—	—	—	—	—	—	—	—	—	—	6,029

Total		$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$181,411

Cumulative Collections (1)

Year of Purchase	Purchase Price (3)	Total Through December 31,										Total Through June 30, 2009
		1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(dollars in thousands)
1999	$12,924	$3,761	$15,092	$25,954	$35,704	$43,982	$50,657	$55,679	$59,614	$62,563	$64,545	$65,371
2000	20,592	—	8,896	32,340	54,899	75,217	92,413	106,475	117,078	124,488	129,746	131,778
2001	43,029	—	—	17,630	67,957	118,924	164,637	204,502	234,974	256,688	270,039	274,967
2002	72,255	—	—	—	22,339	93,152	165,176	232,825	288,198	328,037	352,566	361,519
2003	87,148	—	—	—	—	36,067	130,631	224,865	304,288	362,647	401,055	415,238
2004	86,540	—	—	—	—	—	23,365	91,719	154,392	202,485	234,761	247,270
2005	100,752	—	—	—	—	—	—	23,459	83,739	134,550	170,188	183,730
2006 (2)	142,255	—	—	—	—	—	—	—	32,751	134,280	214,233	245,018
2007	169,502	—	—	—	—	—	—	—	—	36,269	129,452	168,762
2008	154,371	—	—	—	—	—	—	—	—	—	41,957	89,076
2009	42,025	—	—	—	—	—	—	—	—	—	—	6,029

Cumulative Collections as Percentage of Purchase Price (1)

Year of Purchase	Purchase Price (3)	Total Through December 31,										Total Through June 30, 2009
		1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
1999	$12,924	29%	117%	201%	276%	340%	392%	431%	461%	484%	499%	506%
2000	20,592	—	43	157	267	365	449	517	569	605	630	640
2001	43,029	—	—	41	158	276	383	475	546	597	628	639
2002	72,255	—	—	—	31	129	229	322	399	454	488	500
2003	87,148	—	—	—	—	41	150	258	349	416	460	476
2004	86,540	—	—	—	—	—	27	106	178	234	271	286
2005	100,752	—	—	—	—	—	—	23	83	134	169	182
2006 (2)	142,255	—	—	—	—	—	—	—	23	94	151	172
2007	169,502	—	—	—	—	—	—	—	—	21	76	100
2008	154,371	—	—	—	—	—	—	—	—	—	27	58
2009	42,025	—	—	—	—	—	—	—	—	—	—	14

(1)	Does not include proceeds from sales of receivables.
(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.
(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

The following table illustrates our quarterly cash collections from January 1, 2005 through June 30, 2009.

Cash Collections

Quarter	2009	2008	2007	2006	2005
First	$94,116,937	$100,264,281	$95,853,350	$89,389,858	$80,397,640
Second	87,293,577	95,192,743	95,432,021	89,609,982	84,862,856
Third	—	90,775,528	90,748,442	80,914,791	78,159,364
Fourth	—	83,345,578	89,144,650	80,955,115	76,490,350

Total cash collections	$181,410,514	$369,578,130	$371,178,463	$340,869,746	$319,910,210

The following table illustrates the cash collections and percentages by source of our total cash collections.

	For the three months ended June 30,				For the six months ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Traditional collections	$36,104,187	41.4%	$42,231,400	44.4%	$77,124,632	42.5%	$89,760,339	45.9%
Legal collections	38,482,955	44.1	39,873,484	41.9	77,176,981	42.5	78,051,011	39.9
Other collections	12,706,435	14.5	13,087,859	13.7	27,108,901	15.0	27,645,674	14.2

Total cash collections	$87,293,577	100.0%	$95,192,743	100.0%	$181,410,514	100.0%	$195,457,024	100.0%

The following chart categorizes our purchased receivable portfolios acquired from January 1, 1999 through June 30, 2009 into major asset types, as of June 30, 2009.

Asset Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	(in thousands)		(in thousands)
General Purpose Credit Cards	$18,705,951	50.9%	8,267	25.8%
Private Label Credit Cards	5,252,320	14.3	7,433	23.2
Telecommunications/Utility/Gas	2,948,013	8.0	7,681	23.9
Healthcare	2,388,616	6.5	3,952	12.3
Health Club	1,675,460	4.6	1,419	4.5
Auto Deficiency	1,353,623	3.7	240	0.7
Installment Loans	1,223,356	3.3	354	1.1
Other (1)	3,211,332	8.7	2,735	8.5

Total	$36,758,671	100.0%	32,081	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

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

The following chart categorizes our purchased receivable portfolios acquired from January 1, 1999 through June 30, 2009 into major account types as of June 30, 2009.

Account Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	(in thousands)		(in thousands)
Fresh	$2,454,370	6.7%	1,464	4.6%
Primary	4,657,177	12.7	4,545	14.2
Secondary	7,823,868	21.3	7,658	23.9
Tertiary (1)	17,389,291	47.3	15,253	47.5
Other	4,433,965	12.0	3,161	9.8

Total	$36,758,671	100.0%	32,081	100.0%

(1)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivables portfolios acquired from January 1, 1999 through June 30, 2009 based on geographic location of debtor, as of June 30, 2009.

Geographic Location	Face Value of Charged-off Receivables (3)(4)%		No. of Accounts	%
	(in thousands)
Texas (1)	$5,376,734	14.6%	5,044	15.7%
California	4,212,806	11.5	3,691	11.5
Florida (1)	3,636,818	9.9	2,345	7.3
New York	2,172,285	5.9	1,373	4.3
Michigan (1)	2,041,896	5.6	2,507	7.8
Ohio (1)	1,843,651	5.0	2,356	7.4
Illinois (1)	1,503,860	4.1	1,732	5.4
Pennsylvania	1,318,786	3.6	996	3.1
New Jersey (1)	1,206,391	3.3	1,000	3.1
North Carolina	1,077,384	2.9	735	2.3
Georgia	1,033,405	2.8	866	2.7
Other (2)	11,334,655	30.8	9,436	29.4

Total	$36,758,671	100.0%	32,081	100.0%

(1)	Collection site(s) located in this state.

(2)	Each state included in “Other” represents less than 2.0% individually of the face value of total charged-off consumer receivables.
(3)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.
(4)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth.

Borrowings

We maintain a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 and was amended on March 10, 2008 (the “Credit Agreement”). Under the terms of the Credit Agreement, we have a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”) and a six-year $150.0 million term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at prime or up to 125 basis points over prime depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month London Inter Bank Offer Rate (“LIBOR”) contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Credit Agreement is secured by a first priority lien on all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of June 30, 2009 were:

•	Leverage Ratio (as defined) cannot exceed (i) 1.125 to 1.0 at any time on or after June 30, 2009 and on or before December 30, 2010 or (ii) 1.0 to 1.0 at any time thereafter;

•

Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth (as defined) cannot exceed (i) 2.5 to 1.0 at any time on or before December 30, 2009, (ii) 2.25 to 1.0 at any time on or after December 31, 2009 and on or before December 30, 2010, (iii) 2.0 to 1.0 at any time on or after December 31, 2010 and on or before December 30, 2011 or (iv) 1.5 to 1.0 to any time thereafter; and

•

Consolidated Tangible Net Worth (as defined) must equal or exceed $80.0 million plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.

The Credit Agreement contains a provision that requires us to repay Excess Cash Flow (as defined) to reduce the indebtedness outstanding under our Credit Agreement. The annual repayment of our Excess Cash Flow was effective with the issuance of our audited consolidated financial statements for year ended 2008, and we made the required payment of $2.4 million during the first quarter of 2009. The Excess Cash Flow repayment provisions are:

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

We had $144.6 million principal balance outstanding on our Credit Facilities at June 30, 2009. We believe we are in compliance with all terms of the Credit Agreement as of June 30, 2009.

Cash Flows

The majority of our purchases of receivables have been funded with borrowings against our Revolving Credit Facility and with internal cash flow. For the six months ended June 30, 2009, we invested $41.1 million in purchased receivables, net of buybacks, funded primarily by internal cash flow. Our cash balance increased from $6.0 million at December 31, 2008 to $12.9 million as of June 30, 2009. Net repayments on our Credit Facilities included $55.2 million of repayments partially offset by $18.2 million of borrowings against our Revolving Credit Facility.

Our operating activities provided cash of $21.3 million and $20.2 million for the six months ended June 30, 2009 and 2008, respectively. Cash provided by operating activities for the six months ended June 30, 2009 and 2008 was generated primarily from net income earned through cash collections as adjusted for non-cash items and the timing of payments of income taxes, accounts payable and accrued liabilities as of June 30, 2009 compared to December 31, 2008.

Investing activities provided cash of $22.6 million for the six months ended June 30, 2009. Cash provided by investing activities was primarily due to cash collections applied to principal, net of acquisitions of purchased receivables, which was partially offset by purchases of property and equipment. During the six months ended June 30, 2009, we purchased $43.8 million less receivables than during the same period in 2008 resulting in the significant increase in investing cash flow. Investing activities used $19.1 million for the six months ended June 30, 2008. Cash used by investing activities was primarily due to cash collections applied to principal, net of acquisitions of purchased receivables, which was partially offset by purchases of property and equipment.

Financing activities used cash of $37.0 million and $2.4 million for the six months ended June 30, 2009 and 2008, respectively. Cash used by financing activities for the six months ended June of 2009 was primarily due to net repayments of $37.0 million on our Revolving Credit Facility and Term Loan Facility, which included the $2.4 million Excess Cash Flow repayment on the Term Loan Facility. Cash used by financing activities for the six months ended June of 2008 was primarily due to net repayments on our Revolving Credit Facility and Term Loan Facility of $1.8 million and to payment of credit facility charges of $0.7 million associated with the amendment of the New Credit Agreement.

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

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of June 30, 2009:

	Year Ending December 31,
	2009	2010	2011	2012	2013	Thereafter
Operating lease obligations	$2,739,490	$4,611,233	$4,321,372	$4,020,146	$3,642,407	$8,995,391
Purchase agreement (1)	574,000	—	—	—	—	—
Purchased receivables (2)	21,158,000	64,800	—	—	—	—
Revolving credit (3)	—	—	—	—	—	—
Term loan (4)	750,000	1,500,000	1,500,000	1,500,000	139,322,514	—
Contractual interest on derivative instruments	2,191,899	3,444,413	2,198,781	946,267	—	—

Total (5)	$27,413,389	$9,620,446	$8,020,153	$6,466,413	$142,964,921	$8,995,391

(1)	In 2007, we signed an agreement with a software provider and initiated a project to install a new collection platform. We have a contractual commitment to purchase $0.6 million in additional software and consulting services over the next year to fully implement this software. Costs will be capitalized in accordance with the guidance in SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. This project is funded with cash from operations and borrowings on our Revolving Credit Facility.
(2)	We have seven forward flow contracts that have terms beyond June 30, 2009 with the last contract expiring in December 2009. Five forward flow contracts have estimated monthly purchases of approximately $3.6 million, depending upon circumstances, and the other two on-going forward flow contracts have estimated monthly purchases of approximately $10,800 over the next twelve months.
(3)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is variable and is not included within the amount outstanding as of June 30, 2009.
(4)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in June 2013. The variable interest is not included within the amount outstanding as of June 30, 2009.
(5)	We have recorded a liability of $0.9 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of payment cannot be reliably estimated.

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

We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. We may periodically enter into interest rate swap agreements to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities were $144.6 million and $181.6 million as of June 30, 2009 and December 31, 2008, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125 million. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25 million. The outstanding unhedged borrowings on our Credit Facilities were $44.6 million outstanding on the term loan facility as of June 30, 2009. Interest rates on unhedged borrowings may be based on the Prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates, interest expense would have increased approximately $0.6 million and $0.4 million on the unhedged borrowings for the six months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, the swap was determined to be highly effective in hedging against fluctuations in variable interest rates associated with the underlying debt. Interest rates have decreased since we entered into our swap agreement, reducing the fair value and resulting in a liability balance. Additional declines in interest rates will further reduce the fair value, while increasing interest rates will increase the fair value.

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

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company’s Repurchases of Its Common Stock

The following table provides information about the Company’s common stock repurchases during the second quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	—	$—	—	—
May 1, 2009 – May 31, 2009 (1)	132	6.99	—	—
June 1, 2009 – June 30, 2009	—	—	—	—

Total	132	$6.99	—	—

(1)	The shares were withheld for tax obligations in connection with the vesting of restricted share units. The shares were withheld at the fair market value on the vesting date of the restricted share units.

We did not sell any equity securities during the second quarter of 2009 that were not registered under the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 14, 2009. The results of the voting were as follows:

1. The following individuals were elected as directors for a three-year term:

Director	Votes for	Votes Withheld
Jennifer Adams	27,334,979	2,577,681
Donald Haider	27,399,606	2,513,054
H. Eugene Lockhart	27,368,970	2,543,690

The following is a list of the other directors whose term of office continues beyond the annual shareholder meeting:

Nathaniel F. Bradley IV

Terrence D Daniels

Anthony R. Ignaczak

William I Jacobs

William F. Pickard

2. The ratification of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

Votes for	Votes Against	Votes abstained
29,816,559	71,978	24,123

Item 6. Exhibits

Exhibit Number	Description

10.1*	Release and settlement agreement dated April 9, 2009, between Asset Acceptance, LLC and J. Christopher Lee

10.2*	Lease agreement entered into April 17, 2009, between Asset Acceptance, LLC and TDC Prue Road, L.P.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2009.

ASSET ACCEPTANCE CAPITAL CORP.

Date: July 31, 2009	By:	/s/ Rion B. Needs
Rion B. Needs
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2009	By:	/s/ Mark A. Redman
Mark A. Redman
Senior Vice President – Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)