Form 10-Q
period 2009-09-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2009-11-04
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 23, 2009 30,590,588 shares of the Registrant’s common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash	$5,801,837	$6,042,859
Purchased receivables, net	333,750,279	361,808,502
Income taxes receivable	3,885,852	3,934,029
Property and equipment, net	12,976,497	12,526,817
Goodwill	14,323,071	14,323,071
Intangible assets, net	1,129,065	2,453,117
Other assets	4,938,462	7,082,721

Total assets	$376,805,063	$408,171,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,571,352	$3,388,320
Accrued liabilities	16,562,531	21,476,207
Income taxes payable	1,133,852	658,329
Notes payable	146,197,514	181,550,000
Deferred tax liability, net	67,579,774	64,470,002

Total liabilities	$234,045,023	$271,542,858

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,198,336 and 33,169,552 at September 30, 2009 and December 31, 2008, respectively	331,983	331,696
Additional paid in capital	147,989,597	146,915,791
Retained earnings	38,991,077	35,188,314
Accumulated other comprehensive loss, net of tax	(3,325,246)	(4,664,862)
Common stock in treasury; at cost, 2,607,748 and 2,596,521 shares at September 30, 2009 and December 31, 2008, respectively	(41,227,371)	(41,142,681)

Total stockholders’ equity	142,760,040	136,628,258

Total liabilities and stockholders’ equity	$376,805,063	$408,171,116

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Purchased receivable revenues, net	$47,490,253	$58,115,432	$153,049,275	$178,046,799
Gain on sale of purchased receivables	3,240	—	3,240	165,040
Other revenues, net	180,328	238,331	694,457	976,153

Total revenues	47,673,821	58,353,763	153,746,972	179,187,992

Expenses
Salaries and benefits	19,102,293	21,059,704	57,316,187	63,963,050
Collections expense	22,752,371	23,515,621	66,519,664	68,509,742
Occupancy	1,789,286	1,976,845	5,459,528	5,833,162
Administrative	2,084,492	2,529,639	6,643,556	8,148,610
Depreciation and amortization	1,097,909	1,000,728	2,943,223	2,950,502
Impairment of assets	1,167,600	—	1,167,600	445,651
Loss on disposal of equipment and other assets	103,800	2,280	110,341	11,763

Total operating expenses	48,097,751	50,084,817	140,160,099	149,862,480

(Loss) income from operations	(423,930)	8,268,946	13,586,873	29,325,512
Other income (expense)
Interest income	10,098	1,766	14,790	31,795
Interest expense	(2,424,753)	(3,300,691)	(7,538,717)	(9,895,351)
Other	(1,430)	(1,711)	2,384	14,622

(Loss) income before income taxes	(2,840,015)	4,968,310	6,065,330	19,476,578
Income tax (benefit) expense	(1,198,347)	1,928,331	2,262,567	7,534,617

Net (loss) income	$(1,641,668)	$3,039,979	$3,802,763	$11,941,961

Weighted-average number of shares:
Basic	30,642,866	30,570,423	30,625,842	30,561,653
Diluted	30,642,866	30,614,701	30,659,555	30,595,802
(Loss) earnings per common share outstanding:
Basic	$(0.05)	$0.10	$0.12	$0.39
Diluted	$(0.05)	$0.10	$0.12	$0.39

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$3,802,763	$11,941,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,943,223	2,950,502
Amortization of deferred financing costs	394,954	403,919
Deferred income taxes	2,541,292	428,242
Share-based and other non-cash compensation	1,074,093	1,009,187
Net impairment of purchased receivables	17,082,438	8,438,250
Non-cash revenue	(449,126)	(447,645)
Loss on disposal of equipment and other assets	110,341	11,763
Gain on sale of purchased receivables	(3,240)	(165,040)
Impairment of assets	1,167,600	445,651
Changes in assets and liabilities:
Decrease (increase) in other assets	1,749,305	(905,711)
(Decrease) increase in accounts payable and other accrued liabilities	(3,822,548)	162,763
Increase in net income taxes	523,700	2,115,480

Net cash provided by operating activities	27,114,795	26,389,322

Cash flows from investing activities
Investment in purchased receivables, net of buy backs	(78,135,527)	(120,546,458)
Principal collected on purchased receivables	89,560,284	100,195,148
Proceeds from the sale of purchased receivables	3,394	167,405
Purchases of property and equipment	(3,350,989)	(5,109,623)
Proceeds from sale of property and equipment	4,197	2,515

Net cash provided by (used in) investing activities	8,081,359	(25,291,013)

Cash flows from financing activities
Borrowings under notes payable	24,800,000	91,500,000
Repayments of notes payable	(60,152,486)	(93,625,000)
Purchase of treasury shares	(84,690)	—
Payment of deferred financing costs	—	(660,575)
Repayments of capital lease obligations	—	(15,986)

Net cash used in financing activities	(35,437,176)	(2,801,561)

Net decrease in cash	(241,022)	(1,703,252)
Cash at beginning of period	6,042,859	10,474,479

Cash at end of period	$5,801,837	$8,771,227

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$7,591,706	$9,873,833
Net cash (received) paid for income taxes	(742,067)	5,020,725
Non-cash investing and financing activities:
Change in fair value of swap liability	(1,908,096)	191,095
Change in unrealized loss on cash flow hedge	1,339,616	(124,084)

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2009 and its results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008, and all adjustments were of a normal recurring nature. The operations of the Company for the three and nine months ended September 30, 2009 and 2008 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated all subsequent events through November 4, 2009, which is the date that the consolidated financial statements were issued.

Reporting Entity

The consolidated financial statements include the accounts of Asset Acceptance Capital Corp. (“AACC”) and all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company currently has two operating segments, one for purchased receivables and one for finance contract receivables. The finance contract receivables operating segment is not material and therefore is not disclosed separately from the purchased receivables segment.

During September 2009, the Company completed a reorganization which merged three non-operating subsidiaries into AACC. The reorganization did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company accounts for its investment in purchased receivables using the guidance provided in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, “Receivables”, for loans and debt securities acquired with deteriorated credit quality. These provisions were adopted by the Company effective January 2005 and apply to purchased receivables acquired after December 31, 2004. The provisions that relate to decreases in expected cash flows amend previously followed guidance for consistent treatment and apply prospectively to purchased receivables acquired before January 1,

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2005. The Company purchases pools of homogenous accounts receivable. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are generally considered to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

Collections on each static pool are allocated to revenue and principal reduction based on an estimated internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. The actual life of each pool may vary, but will generally range between 36 and 84 months depending on the expected collection period. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool. Monthly cash flows lower than revenue recognized will increase the carrying value each static pool. Each static pool is reviewed at least quarterly and compared to historical trends to determine whether it is performing as expected. This comparison is used to determine future estimated cash flows. If the revised cash flow estimates are greater than the original estimates, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase in periods subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had a yield assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of September 30, 2009, the Company had 54 unamortized pools on the cost recovery method, including all healthcare pools, with an aggregate carrying value of $2,962,304 or about 0.9% of the total carrying value of all purchased receivables. As of December 31, 2008, the Company had 62 unamortized pools on the cost recovery method with an aggregate carrying value of $9,804,318 or about 2.7% of the total carrying value of all purchased receivables.

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

Although not its usual business practice, the Company may periodically sell, on a non-recourse basis, all or a portion of a pool to third parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and carrying value. The agreements to sell receivables typically include general representations and warranties. Any accounts returned to the Company under these representations and warranties, during the negotiated time frame, are netted against any “Gain on sale of purchased receivables” or if they exceed the total reported gains for the period as a “Loss on sale of purchased receivables”.

Changes in purchased receivable portfolios for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Beginning balance	$327,095,264	$355,647,646	$361,808,502	$346,198,900
Investment in purchased receivables, net of buybacks	36,997,273	35,569,690	78,135,527	120,546,458
Cost of purchased receivables sold, net of returns	(154)	—	(154)	(2,365)
Cash collections	(77,832,357)	(90,775,528)	(259,242,871)	(286,232,552)
Purchased receivable revenues, net	47,490,253	58,115,432	153,049,275	178,046,799

Ending balance	$333,750,279	$358,557,240	$333,750,279	$358,557,240

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of purchased receivables. Changes in accretable yield for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Beginning balance (1)	$515,672,979	$562,821,458	$534,985,144	$559,605,071
Purchased receivable revenues, net	(47,490,253)	(58,115,432)	(153,049,275)	(178,046,799)
Additions due to purchases	74,390,867	35,934,408	160,087,501	150,835,775
Reclassifications (to) from nonaccretable yield	(9,279,420)	3,816,760	(8,729,197)	12,063,147

Ending balance (1)	$533,294,173	$544,457,194	$533,294,173	$544,457,194

(1)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Please refer to Forward-Looking Statements on page 23 and Critical Accounting Policies on page 38 for further information regarding these estimates.

Cash collections for the three and nine months ended September 30, 2009 and 2008 include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of cash collections from fully amortized pools were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fully amortized before the end of their expected life	$4,857,739	$7,236,572	$18,324,017	$23,427,569
Fully amortized after the end of their expected life	7,105,843	9,735,140	22,724,988	33,510,040
Accounted under the cost recovery method	2,907,246	1,382,600	7,907,962	3,963,033

Total cash collections from fully amortized pools	$14,870,828	$18,354,312	$48,956,967	$60,900,642

Changes in purchased receivables portfolios under the cost recovery method for the three months and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Beginning balance	$3,982,552	$17,845,691	$9,804,318	$26,991,102
Addition of portfolios	578,679	98,229	711,059	5,199,208
Buybacks, impairments and resale adjustments	(266,446)	(588,385)	(981,328)	(1,647,942)
Cash collections until fully amortized	(1,332,481)	(4,342,102)	(6,571,745)	(17,528,935)

Ending balance	$2,962,304	$13,013,433	$2,962,304	$13,013,433

During the three and nine months ended September 30, 2009, the Company recorded net impairments of $6,787,138 and $17,082,438, respectively, related to its purchased receivables. The Company recorded net impairments of $3,084,800 and $8,438,250 during the three and nine months ended September 30, 2008, respectively. The net impairment charges reduced revenue and the carrying value of purchased receivables.

Changes in the purchased receivables valuation allowance for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Beginning balance	$80,216,255	$66,185,655	$71,949,326	$62,091,755
Impairments	6,916,938	3,544,000	17,851,938	11,149,950
Reversals of impairments	(129,800)	(459,200)	(769,500)	(2,711,700)
Deductions (1)	(14,417,938)	(378,000)	(16,446,309)	(1,637,550)

Ending balance	$72,585,455	$68,892,455	$72,585,455	$68,892,455

(1)	Deductions represent impairments on purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Seasonality

Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenues remain relatively level, excluding the impact of impairments, due to the application of the revenue recognition provisions prescribed by FASB ASC Topic 310. In addition, the Company’s operating results may be affected to a lesser extent by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and loading these receivables into the Company’s systems. Consequently, income and margins may fluctuate from quarter to quarter.

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected. The Company records gross proceeds received by the unaffiliated third parties as cash collections. The Company records the percentage of the gross cash collections paid to the third parties and the reimbursement of certain legal and other costs, as a component of collections expense. The percent of gross cash collections from such third party relationships was 34.5% and 32.7% for the three months ended September 30, 2009 and 2008, respectively, and 32.5% and 30.1% for the nine months ended September 30, 2009 and 2008, respectively.

Accrued Liabilities

The details of accrued liabilities as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Fair value of derivative instruments	$5,335,478	$7,243,574
Accrued payroll, benefits and bonuses	4,958,147	7,676,269
Deferred rent	3,231,352	3,397,942
Accrued general and administrative expenses	2,478,389	2,128,355
Accrued interest expense	337,800	870,829
Other accrued expenses	221,365	159,238

Total accrued liabilities	$16,562,531	$21,476,207

Concentration of Risk

For the three and nine months ended September 30, 2009, the Company invested 75.6% and 66.8% (net of buybacks), respectively, in purchased receivables from its top three sellers. For the three and nine months ended September 30, 2008, the Company invested 78.8% and 52.2% (net of buybacks through September 30, 2009), respectively, in purchased receivables from its top three sellers. Two sellers are included in the top three in both the three-month and nine-month periods for both years.

Interest Expense

Interest expense includes interest on the Company’s credit facilities, unused facility fees, the ineffective portion of the change in fair value of the Company’s derivative financial instrument (refer to Note 3, “Derivative Financial Instruments and Risk Management”), interest payments made on the interest rate swap and amortization of deferred financing costs. During the three and nine months ended September 30, 2009, the Company recorded interest expense of $2,424,753 and $7,538,717, respectively, including amortization of $131,651 and $394,954 of deferred financing costs. During the three and nine months ended September 30, 2008, the Company recorded interest expense of $3,300,691 and $9,895,351, respectively, including amortization of $131,313 and $403,919 of deferred financing costs.

In addition, interest expense of $813 and $45,072 related to software developed for internal use was capitalized in the three and nine months ended September 30, 2009, respectively. Interest expense of $27,202 and $67,472 related to software developed for internal use was capitalized in the three and nine months ended September 30, 2008, respectively.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Earnings (Loss) Per Share

Earnings (loss) per share reflect net loss divided by the weighted-average number of shares outstanding for the three months ended September 30, 2009. Diluted weighted-average shares outstanding equals basic weighted-average shares outstanding as a result of the net loss for the quarter. Diluted weighted-average shares outstanding for the three months ended September 30, 2008 included 44,278 dilutive shares related to outstanding stock options, deferred stock units, restricted shares and restricted share units (collectively the “Share-Based Awards”).

Diluted weighted-average shares outstanding for the nine months ended September 30, 2009 and 2008 included 33,713 and 34,149 dilutive shares, respectively, related to outstanding Share-Based Awards. There were 792,880 and 715,491 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s stock at September 30, 2009 and 2008, respectively.

Goodwill and Other Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful life, ranging from five to seven years, using the straight-line method. Goodwill, trademark and trade names with indefinite lives are not amortized, instead, these assets are reviewed annually to assess recoverability or more frequently if impairment indicators are present. Impairment charges are recorded for intangible assets when the estimated fair value is less than the book value. Refer to Note 7, “Fair Value” for additional information about the fair value of goodwill and other intangible assets.

During the three months ended September 30, 2009, the Company completed its periodic valuation of trademark and trade names and determined that the book value exceeded the fair value as a result of a decline in business activity associated with this intangible asset. As a result, the Company recognized an impairment charge for the difference between the fair value and the book value of $1,167,600. Refer to Note 7, “Fair Value” for more information about the fair value calculation. This impairment is included in “Impairment of assets” in the accompanying consolidated statements of operations. During the three months ended March 31, 2008, the Company decided to no longer service medical receivables on a contingent fee basis. As a result, the Company recognized an impairment charge for the net book value of intangible assets for customer contracts and relationships associated with the contingent collection business of $445,651. This impairment is included in “Impairment of assets” in the accompanying consolidated statements of operations.

Comprehensive Income (Loss)

Components of comprehensive income (loss) are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income (loss). Currently, the Company’s only component of comprehensive income (loss) other than net income (loss) is the change in unrealized gain or loss on derivatives qualifying as cash flow hedges, net of tax. The aggregate amount of such changes to equity that have not yet been recognized in net income (loss) are reported in stockholders’ equity in the accompanying consolidated statements of financial position as “Accumulated other comprehensive loss, net of tax”.

A summary of accumulated other comprehensive loss, net of tax for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Beginning balance	$(3,492,941)	$(2,069,444)	$(4,664,862)	$(2,012,127)
Change	167,695	(66,767)	1,339,616	(124,084)

Ending balance	$(3,325,246)	$(2,136,211)	$(3,325,246)	$(2,136,211)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Issued Accounting Pronouncements

The following accounting pronouncements have been issued and will be effective for the Company in or after fiscal year 2009:

In June 2009, the FASB established the FASB ASC, or “Codification”, as the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to the guidance issued by the SEC. The Codification significantly changed the way financial statement preparers, auditors, and academics perform accounting research. The Codification was effective for interim and annual reporting periods ending after September 15, 2009. The Codification did not change existing US GAAP, and therefore, the adoption as of September 30, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance which requires an entity to disclose the date through which it has evaluated subsequent events and the basis for that date, whether it represents the date the financial statements were issued or were available to be issued. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance, as of June 30, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying circumstances that indicate a transaction is not orderly. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and was to be applied prospectively. The adoption of this guidance, as of June 30, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. The guidance requires a company to disclose the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, early adoption was permitted. The adoption of this guidance, as of March 31, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective for fiscal years beginning after December 15, 2008. The adoption of this guidance, as of January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued guidance which requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This guidance was effective for periods beginning on or after November 15, 2008. The adoption of this guidance, as of January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued guidance defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. This guidance was effective for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis for fiscal years, and interim periods, beginning after November 15, 2008. The adoption of this guidance, as of January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

2. Notes Payable

The Company’s credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, originated on June 5, 2007 and was amended on March 10, 2008 (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company has a five-year $100,000,000 revolving credit facility (the “Revolving Credit Facility”) and a six-year $150,000,000 term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at prime or up to 125 basis points over prime depending upon the Company’s liquidity, as defined in the Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

twelve-month contracts based on the London Inter Bank Offer Rate (“LIBOR”) at rates between 150 to 250 basis points over the respective LIBOR, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25,000,000 increase as well as sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans. The Credit Agreement is secured by a first priority lien on all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of September 30, 2009 were:

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

The Company had $146,197,514 and $181,550,000 of borrowings outstanding on its Credit Facilities as of September 30, 2009 and December 31, 2008, respectively, of which $144,197,514 and $147,750,000 was outstanding on the Term Loan Facility. As of September 30, 2009, the Company had $2,000,000 outstanding on the Revolving Credit Facility. As of December 31, 2008, the Company had $33,800,000 outstanding on the Revolving Credit Facility. The Term Loan Facility requires quarterly repayments of $375,000 until March 2013 with the remaining balance due in June 2013.

The Company believes it is in compliance with all terms of the Credit Agreement as of September 30, 2009. On October 27, 2009, the Company entered into a Second Amendment to the Credit Agreement. Refer to Note 9, “Subsequent Event” for additional information.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Derivative Financial Instruments

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25,000,000. As of September 30, 2009, the notional amount was $75,000,000. This swap agreement expires on September 13, 2012.

The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge, and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income (“OCI”) in the accompanying consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in interest expense. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as throughout the hedging period. As of September 30, 2009, the Company did not have any fair value hedges.

Changes in fair value are recorded as an adjustment to OCI, net of tax. Amounts in OCI will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. In these situations, all or a portion of the transaction would be ineffective. The Company does not expect to reclassify any material amount currently included in OCI into earnings due to ineffectiveness within the next 12 months.

The following table summarizes the fair value of derivative instruments as of September 30, 2009 and December 31, 2008:

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Accrued liabilities	$5,335,478	Accrued liabilities	$7,243,574

Total derivatives designated as hedging instruments		$5,335,478		$7,243,574

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the impact of derivative instruments for the three and nine months ended September 30, 2009 and 2008:

	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Derivatives - cash flow hedging	2009	2008		2009	2008		2009	2008
Interest rate swap	$(799,219)	$(810,918)	Interest expense	$(1,068,364)	$(707,242)	Interest Expense	$59	$316

Total	$(799,219)	$(810,918)	Total	$(1,068,364)	$(707,242)	Total	$59	$316

	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Derivatives - cash flow hedging	2009	2008		2009	2008		2009	2008
Interest rate swap	$(879,840)	$(1,515,807)	Interest expense	$(2,787,936)	$(1,324,712)	Interest Expense	$1,276	$1,725

Total	$(879,840)	$(1,515,807)	Total	$(2,787,936)	$(1,324,712)	Total	$1,276	$1,725

4. Property and Equipment

Property and equipment have estimated useful lives ranging from three to ten years. As of September 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	September 30, 2009	December 31, 2008
Computers and software	$17,816,535	$15,341,320
Furniture and fixtures	6,429,532	6,655,322
Leasehold improvements	2,462,813	2,264,658
Office equipment	3,854,642	3,746,577

Total property and equipment, at cost	30,563,522	28,007,877
Less accumulated depreciation and amortization	(17,587,025)	(15,481,060)

Net property and equipment	$12,976,497	$12,526,817

5. Share-Based Compensation

The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company has reserved 3,700,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan and 2,349,390 shares remain available to be granted as of September 30, 2009. The purpose of the plan is (1) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (2) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

The Company recognizes share-based compensation using the modified prospective approach. All stock-based compensation awards granted to associates are recognized in the consolidated financial statements at fair value. Based on historical experience, the Company uses an annual forfeiture rate of 15% for associate grants. Grants made to non-associate directors have no forfeiture rates associated with them due to immediate vesting of grants to this group.

The Company’s share-based compensation arrangements are described below.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of September 30, 2009, the Company had options outstanding for 931,667 shares of its common stock under the Stock Incentive Plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. The options granted to key associates generally vest between one and five years from the grant date, whereas the options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the vesting period. The total tax benefit recognized in the consolidated statements of operations was $160,976 and $163,823 for the nine months ended September 30, 2009 and 2008, respectively.

The related expense for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Administrative expenses (1)	$—	$—	$166,937	$205,044
Salaries and benefits (2)	104,558	93,526	264,633	218,272

Total	$104,558	$93,526	$431,570	$423,316

(1)	Administrative expenses include amounts for non-associate directors.
(2)	Salaries and benefits include amounts for associates.

The following table summarizes all stock option related transactions for the nine months ended September 30, 2009:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning balance	712,991	$13.89
Granted	243,229	4.40
Forfeited	(24,553)	9.41

Outstanding at September 30, 2009	931,667	11.53	6.79	$724,883

Exercisable at September 30, 2009	608,391	$14.40	6.69	$—

The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2009 and 2008 was $2.06 and $5.86, respectively. No options were exercised during the nine months ended September 30, 2009 and 2008.

As of September 30, 2009, there was $851,197 of total unrecognized compensation expense related to nonvested stock options granted under the stock incentive plan, which is comprised of $759,025 for options expected to vest and $92,172 for options not expected to vest. Unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 2.40 years.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Deferred Stock Units

As of September 30, 2009, the Company had granted 35,577 deferred stock units (“DSUs”) of its common stock to non-associate directors under the Company’s Stock Incentive Plan. DSUs represent the Company’s obligation to deliver one share of common stock for each unit at a later date elected by the non-associate director, such as when his or her board service ends. DSUs vest immediately upon grant and are not subject to forfeiture. DSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional DSUs. The value of each DSU is equal to the market price of the Company’s stock at the date of grant.

The fair value of the DSUs granted during the nine months ended September 30, 2009 and 2008 were expensed immediately to correspond with the vesting schedule. The related expense for the three months ended September 30, 2009 and 2008 includes $21,874 and $31,255 in administrative expenses, respectively. The related expense for the nine months ended September 30, 2009 and 2008 includes $65,632 and $93,768 in administrative expenses, respectively.

The following table summarizes all DSU related transactions for the nine months ended September 30, 2009:

	DSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	23,681	$10.37
Granted	11,896	5.52

Ending balance	35,577	$8.75

There was no unrecognized compensation expense related to nonvested DSUs as of September 30, 2009.

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

The fair value of the RSUs is expensed on a straight-line basis over the vesting period based on the number of RSUs expected to vest. For RSUs with performance conditions, if goals are not expected to be met, the compensation expense previously recognized is reversed. The related expense for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Administrative expenses (1)	$—	$—	$114,823	$154,147
Salaries and benefits (2)	186,432	146,508	462,068	337,956

Total	$186,432	$146,508	$576,891	$492,103

(1)	Administrative expenses include amounts for non-associate directors.
(2)	Salaries and benefits include amounts for associates. Nine months ended September 30, 2008 includes a reversal of $99,240 for RSU’s not expected to vest.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions for the nine months ended September 30, 2009:

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	224,610	$10.27
Granted	127,163	4.10
Vested and issued	(28,784)	10.43
Forfeited	(33,362)	7.85

Ending balance	289,627	$7.82

As of September 30, 2009, there was $1,674,310 of total unrecognized compensation expense related to nonvested RSUs, which is comprised of $776,125 for RSUs expected to vest and $898,185 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.17 years.

6. Contingencies and Commitments

Litigation Contingencies

The Company is involved in certain legal matters that management considers incidental to its business. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The Company recognizes expense for defense costs when incurred. Management has evaluated pending and threatened litigation against the Company as of September 30, 2009 and does not believe the exposure to be material.

Registration Rights Agreement

The Company has a registration rights agreement with certain stockholders. Pursuant to the agreement, the Company will pay all costs related to any secondary securities offering requested by these stockholders and the stockholders may sell any outstanding shares owned by them. The Company filed a registration statement on behalf of one of the selling stockholders in 2008 to register 10,932,051 shares of common stock held by the stockholder and paid $45,246 in costs related to the registration statement. The selling stockholders collectively retain the right to request two additional registrations of specified shares under the registration rights agreement, in which case, the Company will be required to bear applicable offering expenses in the period in which any future offering occurs.

7. Fair Value

The Company adopted FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, as of January 1, 2008 as it applies to financial assets and liabilities, and as of January 1, 2009 as it relates to non-financial assets and liabilities, including goodwill and other indefinite-lived assets.

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

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest Rate Swap Agreement

	Total Recorded Fair Value at September 30, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$5,335,478	—	$5,335,478	—

The fair value of the interest rate swap represents the amount the Company would pay to terminate or otherwise settle the contract at the financial position date, taking into consideration current unearned gains and losses. The fair value was determined using a market approach, and is based on the three-month LIBOR curve for the remaining term of the swap agreement. Refer to Note 3, “Derivative Financial Instruments and Risk Management” for additional information about the fair value of the interest rate swap.

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

The estimate of fair value of the Company’s goodwill is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. At the time of the annual goodwill impairment test in the fourth quarter of 2008, market capitalization was substantially higher than book value and goodwill was considered not to be impaired. Given declines in the Company’s stock price, a discounted cash flow analysis was also performed. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The Company based assumptions about future cash flows and growth rates on its budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. The fair value of goodwill using a market capitalization approach and a discounted cash flow analysis exceeded the book value as of December 31, 2008.

The annual impairment test for other intangible assets not subject to amortization, for example, trademark and trade names, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies, which include Level 3 inputs. Significant assumptions are inherent in this process, including estimates of discount rates and future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets, and include estimates of the cost of debt and equity for market participants in the Company’s industry. The Company performed a discounted cash flow analysis of its trademark and trade names as of September 30, 2009 and determined that the carrying value exceeded the fair value. The Company recorded an impairment of $1,167,600 in “Impairment of assets” in the accompanying consolidated statements of operations.

The following disclosures are made pursuant to FASB ASC Topic 820. These assets and liabilities are not measured at fair value.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchased Receivables

The Company initially records purchased receivables at cost, which is discounted from the contractual receivable balance. The ending balance of the purchased receivables is reduced as cash is received. The carrying value of receivables was $333,750,279 and $361,808,502 at September 30, 2009 and December 31, 2008, respectively. The Company computes the fair value of these receivables by discounting the estimated future cash flows generated by its forecasting model using an adjusted weighted-average cost of capital. The fair value of the purchased receivables approximated carrying value at both September 30, 2009 and December 31, 2008.

Credit Facilities

The Company’s Credit Facilities had carrying amounts of $146,197,514 and $181,550,000 as of September 30, 2009 and December 31, 2008, respectively. The Company computed the approximate fair value of the Credit Facilities to be $138,900,000 and $117,200,000 as of September 30, 2009 and December 31, 2008, respectively. The fair value of the Company’s Credit Facilities is estimated based on quoted market prices, current market rates for similar debt with approximately the same remaining maturities or discounted cash flow models utilizing current market rates.

8. Income Taxes

The Company recorded an income tax benefit of $1,198,347 for the three months ended September 30, 2009 and income tax expense of $1,928,331 for the three months ended September 30, 2008. The Company recorded income tax expense of $2,262,567 and $7,534,617 for the nine months ended September 30, 2009 and 2008, respectively. The provision for income tax reflects an effective income tax rate of 42.2% and 38.8% for the three months ended September 30, 2009 and 2008, respectively and 37.3% and 38.7% for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the Company had a gross unrecognized tax benefit of $1.0 million that, if recognized, would result in a net tax benefit of approximately $0.6 million which would have a positive effect on the Company’s effective tax rate. During the three and nine months ended September 30, 2009, there were no material changes to the unrecognized tax benefit. Penalties and interest may be classified as either interest expense or income tax expense. Management has elected to classify accrued penalties and interest as income tax expense. Since January 1, 2007, the Company has accrued interest and penalties of approximately $125,000. Interest and penalties related to the Company’s uncertain tax position at September 30, 2009 were not significant.

The federal income tax returns of the Company for 2006, 2007, and 2008 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The state income tax returns of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years.

9. Subsequent Event

On October 27, 2009, the Company, JPMorgan Chase Bank, N.A. and other lenders entered into a Second Amendment to Credit Agreement (“Second Amendment”).

The Second Amendment resets the financial covenants and increases the rates of interest the Company pays on borrowings. Depending on the Company’s liquidity, interest rates on the Credit Facilities under the Second Amendment will bear interest at 150 to 250 basis points over prime or 250 to 350 basis points over the respective alternative LIBOR. Commitment fees on the unused portion of the Revolving Credit Facility under the Second Amendment increased to 50 basis points. The Excess Cash Flow provision and the requirement to effectively cap, collar or exchange interest rates remain the same.

The financial covenants under the terms of the Second Amendment are as follows:

•	Leverage Ratio (as defined) cannot exceed (i) 1.50 to 1.0 at any time on or before December 30, 2011 or (ii) 1.25 to 1.0 at any time thereafter;

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth (as defined) cannot exceed (i) 2.5 to 1.0 at any time on or before December 30, 2011, (ii) 2.25 to 1.0 at any time on or after December 31, 2011 and on or before March 30, 2012, or (iii) 2.0 to 1.0 at any thereafter; and

•

Consolidated Tangible Net Worth (as defined) must equal or exceed $85,000,000 plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.

In exchange for amending the financial covenants and certain other terms, the Company incurred deferred financing costs of approximately $1,900,000.

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

The current macro-economic environment has both negative and positive impacts for us. The negative macro-economic factors include reduced availability of credit, falling real estate values, higher energy prices, increased unemployment and other factors (“macro-economic factors”). These macro-economic factors are making it more difficult to collect on the charged-off accounts receivable portfolios (“paper”) we have acquired. The positive impact of macro-economic factors is that the supply of available paper is increasing and the prices have declined. A further discussion of the trends in market prices, our investment in paper, our cash collections and operating expenses follows.

Market prices for paper began to decline in the second half of 2007, and have continued declining into 2009. Lower expected liquidation of the paper by collection companies is the primary reason for the recent decline in market pricing. In addition, we believe that some competitors’ ability to fund portfolio purchases has been reduced during the recent financial crisis. Finally, we believe that increases in charge-off rates being experienced by major credit grantors will lead to an increase in supply of receivables available for sale. Reduced competition and increased supply may have also contributed to improved pricing.

During the nine months ended September 30, 2009, we invested $79.1 million (net of buybacks) in charged-off consumer receivable portfolios, with an aggregate face value of $3.1 billion, or 2.57% of face value. In the nine months ended September 30, 2008, we invested $122.3 million (net of buybacks through September 30, 2009) in paper, with an aggregate face amount of $3.2 billion, or 3.85% of face value. We reduced our level of investment in paper during the first half of 2009 to save capacity to invest in paper in the second half of the year and into 2010, in anticipation of additional declines in pricing. Purchasing in the third quarter of 2009 was over 80% higher than the second quarter of 2009.

The change in average purchase price in 2009 when compared to 2008 may not be representative of the change in overall market pricing because the underlying mix of paper purchased in the two periods may not be comparable. Our debt purchasing metrics (dollars invested, face amount, average purchase price, types of paper and sources of paper) may vary significantly from quarter to quarter. During 2009, an increasing portion of our investment in purchased receivables was from forward flow contracts. Forward flow contracts commit a debt seller to sell a steady flow of paper to us, and commit us to purchase paper for a fixed percentage of the face value. Due to the macro-economic factors, debt sellers and debt buyers alike believe that there will be continued pressure on the prices that are paid for paper. We believe debt sellers are attempting to lock in pricing when possible through forward flow contracts. For the nine months ended September 30, 2009, we acquired $44.0 million (net of buybacks) under forward flow contracts, or 55.6% of the total investment compared to $58.2 million (net of buybacks through September 30, 2009), or 47.6% of the total investment during the nine months ended September 30, 2008. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired.

Cash collections declined for the nine months ended September 30, 2009 when compared to the same period in 2008, reflecting a more difficult collections environment due to the macro-economic factors, particularly on our older vintages of paper. Cash collections decreased by $27.0 million or 9.4% to $259.2 million for the nine months ended September 30, 2009 compared to $286.2 million for the nine months ended September 30, 2008. Traditional call center collections declined by $18.4 million or 14.3% as account representative productivity fell by 18.9% for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008. We continue to balance our volume of paper outsourced to our agency network with our capacity-constrained in-house collection staff. We believe that our agency network is experiencing productivity declines similar to, or greater than, our in-house traditional call center collections associates. In June of 2009 we began to aggressively increase the number of in-house account representatives. By the end of 2009, we expect to have increased our in-house traditional call center staffing levels by approximately 20% from mid-second quarter levels. This initiative may include recalling some of our accounts that are currently placed with our agency forwarding channel.

Net income for the nine months ended September 30, 2009 was $3.8 million, a decline of 68.2% from $11.9 million for the nine months ended September 30, 2008. Purchased receivable revenues declined by $25.0 million primarily because of an increase in amortization as a percentage of collections, which increased to 41.0% for the nine months ended September 30, 2009 from 37.8% for the nine months ended September 30, 2008. Included in the amortization are net impairments on purchased receivables that increased to $17.1 million for the nine months ended September 30, 2009 compared to $8.4 million for the nine months ended September 30, 2008. Impairments are generated when currently assigned yields are too high in relation to the timing and/or amount of current or future collections, which have changed because of macro-economic factors affecting the consumers’ ability to repay their obligations or for other reasons. The amount of revenue recognized is a function of the yields assigned, and when collections decline a larger portion of collections are allocated to revenue and less towards amortization of portfolio balances. Portfolio balances that amortize too slowly in relation to expected collections also contribute to an increase in impairments.

We reduced our operating expenses in absolute dollars for the nine months ended September 30, 2009 compared to the same period in 2008. Total operating expenses were $140.2 million for the nine months ended September 30, 2009 a decrease of $9.7 million from $149.9 million for the nine months ended September 30, 2008. As a percentage of cash collections, operating expenses were 54.1% for the nine months ended September 30, 2009 compared with 52.4% for the nine months ended September 30, 2008. Salaries and benefits declined in the nine months ended September 30, 2009 by $6.7 million, compared to the nine months ended September 30, 2008. In the first nine months of 2009, collections expense decreased by $2.0 million versus the first nine months of 2008. Administrative expenses decreased by $1.5 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The reduced salaries and benefits costs reflect our managing staffing levels for non-revenue generating positions and incentive compensation programs to the current level of collections. Our collections from third party relationships (attorneys and collection agencies) have increased to 32.5% of total cash collections for the nine months ended September 30, 2009 from 30.1% for the nine months ended September 30, 2008. Total forwarding fees on cash collections from these third party relationships have increased to $28.9 million for the nine months ended September 30, 2009 from $25.8 million for the nine months ended September 30, 2008. The remaining expenses included in collections expense declined by $5.1 million during the same period as a result of volume driven charges for data provider, lettering campaigns, telephone, process server and court costs.

We recorded a net loss for the three months ended September 30, 2009 of $1.6 million, or $0.05 per share, compared to net income of $3.0 million or $0.10 per share for the three months ended September 30, 2008. Purchased receivable revenues declined by $10.6 million primarily because of an increase in amortization as a percentage of cash collections, which increased to 39.0% for the three months ended September 30, 2009 compared to 36.0% for the three months ended September 30, 2008. Net impairments on purchased receivables increased to $6.8 million for the three months ended September 30, 2009 compared to $3.1 million for the three months ended September 30, 2008.

Total operating expenses were $48.1 million for the three months ended September 30, 2009, a decrease of $2.0 million, or 4.0%, compared to total operating expenses of $50.1 million for the three months ended September 30, 2008. Total operating expenses were 61.8% of cash collections for the three months ended September 30, 2009, compared with 55.2% for the same period in 2008. While the dollar amount of operating expenses declined, operating expenses increased as a percentage of collections because the decline in cash collections was greater than the decline in operating expenses.

Further contributing to the net loss for the quarter ended September 30, 2009 is an impairment of trademark and trade names of $1.2 million. We performed a discounted cash flow analysis of our trademark and trade names as of September 30, 2009 and determined that the carrying value exceeded the fair value. The estimates of fair value for trademark and trade names are determined using various discounted cash flow valuation methodologies, which include significant assumptions not observable in the market. Significant assumptions include estimates of discount rates and future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the intangible assets, and include estimates of the cost of debt and equity for market participants in our industry.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include the following:

•	a prolonged economic recession limiting our ability to acquire and to collect on charged-off receivable portfolios;

•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	our ability to recover sufficient amounts on our charged-off receivable portfolios;

•	our ability to hire and retain qualified personnel;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	a decrease in collections if changes in debt collection laws impair our ability to collect through our traditional call center or legal channels;

•	a decrease in collections as a result of negative attention or news regarding the debt collection industry and debtor’s willingness to pay the debt we acquire;

•

our ability to make reasonable estimates of the timing and amount of future cash receipts and values and assumptions underlying the calculation of the net impairment charges for purposes of recording purchased receivable revenues;

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

Results of Operations

The following table sets forth selected consolidated statements of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated:

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues
Purchased receivable revenues, net	99.6%	99.6%	99.5%	99.4%	61.0%	64.0%	59.0%	62.2%
Gain on sale of purchased receivables	0.0	0.0	0.0	0.1	0.0	0.0	0.0	0.1
Other revenues, net	0.4	0.4	0.5	0.5	0.3	0.3	0.3	0.3

Total revenues	100.0	100.0	100.0	100.0	61.3	64.3	59.3	62.6

Expenses
Salaries and benefits	40.1	36.1	37.3	35.7	24.6	23.2	22.1	22.3
Collections expense	47.7	40.3	43.3	38.3	29.2	25.9	25.7	24.0
Occupancy	3.8	3.4	3.5	3.3	2.3	2.2	2.1	2.0
Administrative	4.4	4.3	4.3	4.5	2.7	2.8	2.6	2.9
Depreciation and amortization	2.3	1.7	1.9	1.6	1.4	1.1	1.1	1.0
Impairment of assets	2.4	0.0	0.8	0.2	1.5	0.0	0.5	0.2
Loss on disposal of equipment and other assets	0.2	0.0	0.1	0.0	0.1	0.0	0.0	0.0

Total operating expenses	100.9	85.8	91.2	83.6	61.8	55.2	54.1	52.4

(Loss) income from operations	(0.9)	14.2	8.8	16.4	(0.5)	9.1	5.2	10.2
Other income (expense)
Interest income	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Interest expense	(5.1)	(5.7)	(4.9)	(5.5)	(3.1)	(3.6)	(2.9)	(3.4)
Other	(0.0)	0.0	0.0	0.0	0.0	0.0	0.0	0.0

(Loss) income before income taxes	(6.0)	8.5	3.9	10.9	(3.6)	5.5	2.3	6.8
Income tax (benefit) expense	(2.6)	3.3	1.4	4.2	(1.5)	2.2	0.8	2.6

Net (loss) income	(3.4)%	5.2%	2.5%	6.7%	(2.1)%	3.3%	1.5%	4.2%

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2008

Revenues

Total revenues were $47.7 million for the three months ended September 30, 2009, a decrease of $10.7 million, or 18.3%, from total revenues of $58.4 million for the three months ended September 30, 2008. Purchased receivable revenues were $47.5 million for the three months ended September 30, 2009, a decrease of $10.6 million, or 18.3%, from the three months ended September 30, 2008 amount of $58.1 million. Purchased receivable revenues include amortization, or the difference between cash collections and revenue, of $30.3 million and $32.7 million for the three months ended September 30, 2009 and 2008, respectively. While the amount of amortization has decreased, the amortization rate of 39.0% for the three months ended September 30, 2009 increased 3.0 percentage points from the amortization rate of 36.0% for the three months ended September 30, 2008. Purchased receivable revenues reflect net impairments recognized during the three months ended September 30, 2009 and 2008 of $6.8 million and $3.1 million, respectively. Impairments are generated when currently assigned yields are too high in relation to the timing and/or amount of current or future collections. The amount of revenue recognized is a function of the yields assigned, and when collections decline a larger portion of collections is allocated to revenue and less is allocated towards amortization of portfolio balances. Portfolio balances that amortize too slowly in relation to expected collections also contribute to an increase in impairments. Cash collections on charged-off consumer receivables decreased 14.3% to $77.8 million for the three months ended September 30, 2009 from $90.8 million for the same period in 2008. The cash collections decrease is primarily a result of macro-economic factors affecting the consumers’ ability to repay their obligations. Cash collections for the three months ended September 30, 2009 and 2008 include collections from fully amortized portfolios of $14.9 million and $18.4 million, respectively, of which 100% were reported as revenue.

During the three months ended September 30, 2009, we acquired charged-off consumer receivable portfolios with an aggregate face value of $1.6 billion at a cost of $37.2 million, or 2.32% of face value, net of buybacks. Included in these purchase totals were 17 portfolios with an aggregate face value of $526.3 million at a cost of $14.1 million, or 2.67% of face value, which were acquired through five forward flow contracts. Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Revenues on portfolios purchased from our top three sellers during vintage years 1993 through 2009 were $14.5 million and $16.6 million during the three months ended September 30, 2009 and 2008, respectively, with one of the three sellers included in the top three in both three-month periods. During the three months ended September 30, 2008, we acquired charged-off consumer receivable portfolios with an aggregate face value of $718.8 million at a cost of $35.6 million, or 4.95% of face value (adjusted for buybacks through September 30, 2009). Included in these purchase totals were 35 portfolios with an aggregated face value of $516.9 million at a cost of $27.8 million, or 5.38% of face value (adjusted for buybacks through September 30, 2009), which were acquired through 11 forward flow contracts. From period to period, we may buy charged-off receivables of varying age, types and demographics. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.

Operating Expenses

Total operating expenses were $48.1 million for the three months ended September 30, 2009, a decrease of $2.0 million, or 4.0%, compared to total operating expenses of $50.1 million for the three months ended September 30, 2008. Total operating expenses were 61.8% of cash collections for the three months ended September 30, 2009, compared with 55.2% for the same period in 2008. The majority of the decrease in operating expenses is a result of reductions in salaries and benefits, collections and administrative expenses of $2.0 million, $0.7 million and $0.4 million for the three months ended September 30, 2009, respectively, as compared to the same period in 2008. However, while the dollar amount of operating expenses declined, operating expenses increased as a percentage of collections because the decline in cash collections was greater than the decline in operating expenses.

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

Salaries and Benefits. Salaries and benefits expense were $19.1 million for the three months ended September 30, 2009, a decrease of $2.0 million, or 9.3%, compared to salaries and benefits expense of $21.1 million for the three months ended September 30, 2008. Salaries and benefits expense were 24.6% of cash collections for the three months ended September 30, 2009, compared with 23.2% for the same period in 2008. Salaries expense decreased because of lower cash collections, which resulted in lower variable compensation expense for revenue generating associates, and is partially offset by higher average headcount due to our recent hiring initiative. The overall decrease in our profitability also resulted in lower incentive compensation for management during the three months ended September 30, 2009 compared to the same period in 2008. Benefits expense decreased as a result of a decline in the number of participants eligible for Company sponsored benefit plans.

We recognized $0.3 million and $0.2 million of share-based compensation expense in salaries and benefits expense for the three months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was $2.5 million of total unrecognized compensation expense related to nonvested awards of which $1.5 million is expected to vest over a weighted-average period of 2.28 years. As of September 30, 2008, there was $3.1 million of total unrecognized compensation expense related to nonvested awards of which $1.9 million was expected to vest over a weighted-average period of 2.67 years.

Collections Expense. Collections expense was $22.8 million for the three months ended September 30, 2009, a decrease of $0.7 million, or 3.2%, compared to collections expense of $23.5 million for the three months ended September 30, 2008. Collections expense was 29.2% of cash collections during the three months ended September 30, 2009 compared with 25.9% for the same period in 2008. Collections expense decreased primarily as a result of volume driven charges for data provider, lettering campaigns, telephone, process server and court costs. These savings were realized from a combination of reduced purchasing volume earlier in the year, and better expense management.

Occupancy. Occupancy expense was $1.8 million for the three months ended September 30, 2009, a decrease of $0.2 million, or 9.5%, compared to occupancy expense of $2.0 million for the three months ended September 30 2008. Occupancy expense was 2.3%

of cash collections for the three months ended September 30, 2009 compared with 2.2% for the same period in 2008. We entered into a sublease agreement for one of our offices during 2009, and will continue to review our office capacity as part of our ongoing expense management efforts.

Administrative. Administrative expenses decreased to $2.1 million for the three months ended September 30, 2009, from $2.5 million for the three months ended September 30, 2008, reflecting a $0.4 million, or 17.6%, decrease. Administrative expenses were 2.7% of cash collections during the three months ended September 30, 2009 compared with 2.8% for the same period in 2008. Administrative expenses decreased due to improved expense management in many areas, including accounting and legal services, office supplies and travel, offset in part by higher spending for outside consultants.

Impairment of Assets. Impairment of intangible assets was $1.2 million for the three months ended September 30, 2009, as we completed our periodic valuation of our trademark and tradenames. A decline in business activity associated with this intangible asset led to a fair value that was below the carrying value. We recorded the impairment charge for the difference.

Interest Expense. Interest expense was $2.4 million for the three months ended September 30, 2009, a decrease of $0.9 million compared to interest expense of $3.3 million for the three months ended September 30, 2008. Interest expense was 3.1% of cash collections during the three months ended September 30, 2009 compared with 3.6% for the same period in 2008. The decrease in interest expense was due to lower interest rates and decreased average borrowings during the three months ended September 30, 2009 compared to the same period in 2008. Average borrowings were $145.9 million for the three months ended September 30, 2009, compared to $183.7 million for the three months ended September 30, 2008. On October 27, 2009, we entered into an amendment to our credit agreement. As a result, interest expense will be higher in future periods than it would have been under the terms of the agreement prior to amendment. Refer to Note 9, of the consolidated financial statements, “Subsequent Event” for additional information.

Income Taxes. Income tax benefit was $1.2 million for the three months ended September 30, 2009 compared to income tax expense of $1.9 million for the same period of 2008. The current year tax benefit reflects a federal tax rate of 39.2% and a state tax rate of 3.0% (net of federal tax effect). For the three months ended September 30, 2008, the federal tax rate was 35.0% and state tax rate was 3.8% (net of federal tax effect). The 4.2% change in the federal tax rate was the effect of permanent book verses tax differences and the net effect of state taxes. The 0.8% decrease in the state rate was primarily due to changes in apportionment percentages among the various states. The overall decrease in tax expense was also a result of the pre-tax loss of $2.8 million for the three months ended September 30, 2009, compared to pre-tax income of $5.0 million for the same period in 2008.

Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008

Revenues

Total revenues were $153.7 million for the nine months ended September 30, 2009, a decrease of $25.5 million, or 14.2%, from total revenues of $179.2 million for the nine months ended September 30, 2008. Purchased receivable revenues were $153.0 million for the nine months ended September 30, 2009, a decrease of $25.0 million, or 14.0%, from the nine months ended September 30, 2008 amount of $178.0 million. Purchased receivable revenues include amortization, or the difference between cash collections and revenue, of $106.2 million and $108.2 million for the three months ended September 30, 2009 and 2008, respectively. While the amount of amortization has decreased, the amortization rate of 41.0% for the nine months ended September 30, 2009 increased 3.2 percentage points from the amortization rate of 37.8% for the nine months ended September 30, 2008. Purchased receivable revenues reflect net impairments recognized during the nine months ended September 30, 2009 and 2008 of $17.1 million and $8.4 million, respectively. Impairments are generated when currently assigned yields are too high in relation to the timing and/or amount of current or future collections. The amount of revenue recognized is a function of the yields assigned, and when collections decline a larger portion of collections is allocated to revenue and less is allocated towards amortization of portfolio balances. Portfolio balances that amortize too slowly in relation to expected collections also contribute to an increase in impairments. Cash collections on charged-off consumer receivables decreased 9.4% to $259.2 million for the nine months ended September 30, 2009 from $286.2 million for the same period in 2008. The cash collections decrease is primarily a result of macro-economic factors affecting the consumers’ ability to repay their obligations or for other reasons. Cash collections for the nine months ended September 30, 2009 and 2008 include collections from fully amortized portfolios of $49.0 million and $60.9 million, respectively, of which 100% were reported as revenue.

During the nine months ended September 30, 2009, we acquired charged-off consumer receivable portfolios with an aggregate face value of $3.1 billion at a cost of $79.1 million, or 2.57% of face value, net of buybacks. Included in these purchase totals were 59 portfolios with an aggregate face value of $1.4 billion at a cost of $44.0 million, or 3.06% of face value, which were acquired through nine forward flow contracts. Revenues on portfolios purchased from our top three sellers during vintage years 1993 through 2009 were $43.9 million and $49.3 million during the nine months ended September 30, 2009 and 2008, respectively, with one of the three sellers included in the top three in both nine-month periods. During the nine months ended September 30, 2008, we acquired charged-off consumer receivable portfolios with an aggregate face value of $3.2 billion at a cost of $122.3 million, or 3.85% of face value (adjusted for buybacks through September 30, 2009). Included in these purchase totals were 101 portfolios with an aggregated face value of $1.0 billion at a cost of $58.2 million, or 5.68% of face value (adjusted for buybacks through September 30, 2009), which were acquired through 13 forward flow contracts. From period to period we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.

Operating Expenses

Total operating expenses were $140.2 million for the nine months ended September 30, 2009, a decrease of $9.7 million, or 6.5%, compared to total operating expenses of $149.9 million for the nine months ended September 30, 2008. Total operating expenses were 54.1% of cash collections for the nine months ended September 30, 2009, compared with 52.4% for the same period in 2008. The majority of the decrease in operating expense is a result of reductions in salaries and benefits, collections and administrative expenses of $6.7 million, $2.0 million and $1.5 million, respectively, for the nine months ended September 30, 2009, as compared to the same period in 2008. However, while the dollar amount of operating expenses declined, some categories of operating expenses increased as a percentage of collections because the decline in cash collections was greater than the decline in operating expenses.

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

Salaries and Benefits. Salaries and benefits expense were $57.3 million for the nine months ended September 30, 2009, a decrease of $6.7 million, or 10.4%, compared to salaries and benefits expense of $64.0 million for the nine months ended September 30, 2008. Salaries and benefits expense were 22.1% of cash collections for the nine months ended September 30, 2009, compared with 22.3% for the same period in 2008. Salaries and benefits expense decreased because of a decrease in total average headcount for the nine months ended September 30, 2009 compared to the same period in 2008. Salaries and benefits also decreased because of lower cash collections for the nine months ended September 30, 2009 compared to the same period in 2008, which resulted in lower variable compensation expense for collectors. In addition, we have reduced incentive compensation accruals for management because of declining performance metrics.

We recognized $0.7 million and $0.6 million of share-based compensation expense in salaries and benefits expense for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was $2.5 million of total unrecognized compensation expense related to nonvested awards of which $1.5 million is expected to vest over a weighted-average period of 2.28 years. As of September 30, 2008, there was $3.1 million total unrecognized compensation expense related to nonvested awards of which $1.9 million was expected to vest over a weighted-average period of 2.67 years.

Collections Expense. Collections expense was $66.5 million for the nine months ended September 30, 2009, a decrease of $2.0 million, or 2.9%, compared to collections expense of $68.5 million for the nine months ended September 30, 2008. Collections expense was 25.7% of cash collections during the nine months ended September 30, 2009 compared with 24.0% for the same period in 2008. Collections expense decreased primarily as a result of volume driven charges for data provider, lettering campaigns, telephone, process server and court costs. These savings were realized from a combination of reduced purchasing volume earlier in the year and better expense management.

Occupancy. Occupancy expense was $5.5 million for the nine months ended September 30, 2009, a decrease of $0.3 million, or 6.4%, compared to occupancy expense of $5.8 million for the nine months ended September 30, 2008. Occupancy expense was 2.1% and 2.0% of cash collections for the nine months ended September 30, 2009 and 2008, respectively. The $0.3 million decrease is primarily due to sublease income originating in 2009 as a result of ongoing expense management efforts.

Administrative. Administrative expenses decreased to $6.6 million for the nine months ended September 30, 2009, from $8.1 million for the nine months ended September 30, 2008, reflecting a $1.5 million, or 18.5%, decrease. Administrative expenses were 2.6% and 2.9% of cash collections during the nine months ended September 30, 2009 and 2008, respectively. Administrative expenses decreased due to improved expense management in many areas, including accounting and legal services, office supplies and travel, offset in part by higher spending for outside consultants.

Impairment of Assets. Impairment of intangible assets was $1.2 million for the nine months ended September 30, 2009, as we completed our periodic valuation of our trademark and trade names. A decline in business activity associated with this intangible asset led to a fair value that was below the carrying value. We recorded the impairment charge for the difference. Impairment of intangible assets was $0.4 million for the nine months ended September 30, 2008 as we decided to no longer service medical receivables on a contingent fee basis. As a result, we recognized an impairment charge of the net carrying balance of intangible assets for customer contracts and relationships associated with the contingent medical collection business.

Interest Expense. Interest expense was $7.5 million for the nine months ended September 30, 2009, a decrease of $2.4 million compared to interest expense of $9.9 million for the nine months ended September 30, 2008. Interest expense was 2.9% of cash collections during the nine months ended September 30, 2009 compared with 3.4% for the same period in 2008. The decrease in interest expense was due to lower interest rates and decreased average borrowings during the nine months ended September 30, 2009 compared to the same period in 2008. Average borrowings were $153.5 million for the nine months ended September 30, 2009, compared to $175.6 million for the nine months ended September 30, 2008. On October 27, 2009, we entered into an amendment to our credit agreement. As a result, interest expense will be higher in future periods than it would have been under the terms of the agreement prior to amendment. Refer to Note 9, of the consolidated financial statements, “Subsequent Event” for additional information.

Income Taxes. Income tax expense of $2.3 million reflects a federal tax rate of 33.2% and a state tax rate of 4.1% (net of federal tax effect) for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, income tax expense was $7.5 million and reflected a federal tax rate of 35.2% and state tax rate of 3.5% (net of federal tax effect). The 2% decrease in the federal tax rate was due to the net effect of state taxes. The 0.6% increase in the state rate was due primarily to changes in apportionment percentages among the various states. The decrease in overall tax expense was also due to a decrease in pre-tax income, which was $6.1 million for the nine months ended September 30, 2009, compared to $19.5 million for the same period of 2008.

Supplemental Performance Data

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase as of September 30, 2009:

Year of Purchase	Number of Portfolios	Purchase Price (1)	Cash Collections	Estimated Remaining Collections (2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	(dollars in thousands)
2003	76	$87,148	$420,321	$15,017	$435,338	500%
2004	106	86,539	251,725	30,642	282,367	326
2005	104	100,750	188,583	36,421	225,004	223
2006(4)	154	142,250	256,976	123,974	380,950	268
2007	158	169,470	185,071	174,686	359,757	212
2008	164	154,306	108,323	257,047	365,370	237
2009(5)	86	79,124	14,544	229,257	243,801	308

Total	848	$819,587	$1,425,543	$867,044	$2,292,587	280%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Estimated remaining collections are based on historical cash collections. Please refer to Forward-Looking Statements on page 23 and Critical Accounting Policies on page 38 for further information regarding these estimates.
(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase. Estimated remaining collections for pools on a cost recovery method for revenue recognition purposes are equal to the carrying value. There are no estimated remaining collections for pools on a cost recovery method that are fully amortized.
(4)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(5)	Includes nine months of activity.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of September 30, 2009:

Year of Purchase	Unamortized Balance	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
	(dollars in thousands)
2003	$3,403	$87,148	3.9%	1.0%
2004	13,421	86,539	15.5	4.0
2005	19,958	100,750	19.8	6.0
2006(2)	50,260	142,250	35.3	15.1
2007	75,925	169,470	44.8	22.7
2008	96,110	154,306	62.3	28.8
2009(3)	74,673	79,124	94.4	22.4

Total	$333,750	$819,587	40.7%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Includes 62 portfolios acquired from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(3)	Includes nine months of activity.

The following tables summarize the purchased receivable revenues and amortization rates by year of purchase for the three and nine months ended September 30, 2009 and 2008:

Year of Purchase	Three months ended September 30, 2009
	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments	Zero Basis Collections
2003 and prior	$12,496,014	$11,988,598	N/M	N/M	$89,600	$10,936,289
2004	4,454,762	2,599,509	41.6%	6.11%	1,217,600	808,955
2005	4,853,793	3,983,559	17.9	6.50	—	822,205
2006	11,958,118	5,851,551	51.1	3.68	3,771,000	1,535,195
2007	16,308,467	7,463,259	54.2	3.06	1,448,000	659,696
2008	19,246,798	9,313,547	51.6	3.03	260,938	76,087
2009	8,514,405	6,290,230	26.1	4.05	—	32,401

Totals	$77,832,357	$47,490,253	39.0	4.84	$6,787,138	$14,870,828

Year of Purchase	Three months ended September 30, 2008
	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments	Zero Basis Collections
2002 and prior	$11,088,771	$10,470,757	N/M	N/M	$—	$10,139,534
2003	8,756,051	8,133,560	7.1%	34.78%	(293,200)	5,392,539
2004	7,477,697	5,214,842	30.3	6.90	1,121,000	857,394
2005	8,067,921	2,718,048	66.3	2.54	1,757,000	12,306
2006	17,983,016	13,561,339	24.6	6.01	12,000	1,909,125
2007	21,783,298	10,476,335	51.9	2.93	488,000	43,414
2008	15,618,774	7,540,551	51.7	2.74	—	—

Totals	$90,775,528	$58,115,432	36.0	5.45	$3,084,800	$18,354,312

Year of Purchase	Nine months ended September 30, 2009
	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments	Zero Basis Collections
2003 and prior	$44,611,966	$41,584,236	N/M	N/M	$502,300	$37,553,786
2004	16,964,303	8,398,595	50.5%	5.48%	5,176,200	2,743,240
2005	18,395,436	8,625,423	53.1	3.96	2,745,000	899,247
2006	42,742,909	26,178,624	38.8	4.91	6,268,000	5,143,335
2007	55,618,547	28,594,655	48.6	3.51	1,448,000	2,324,444
2008	66,365,765	29,574,388	55.4	2.84	942,938	254,264
2009	14,543,945	10,093,354	30.6	3.96	—	38,651

Totals	$259,242,871	$153,049,275	41.0	5.00	$17,082,438	$48,956,967

Year of Purchase	Nine months ended September 30, 2008
	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments	Zero Basis Collections
2002 and prior	$38,448,367	$36,759,752	N/M	N/M	$(550,000)	$34,828,065
2003	31,199,446	27,553,337	11.7%	33.70%	(1,311,400)	17,491,792
2004	25,992,434	18,034,090	30.6	7.16	2,808,664	2,651,637
2005	28,762,384	11,025,465	61.7	2.90	4,362,986	56,605
2006	64,213,311	40,767,563	36.5	5.42	2,460,000	5,766,090
2007	73,446,469	32,799,249	55.3	2.73	668,000	78,674
2008	24,170,141	11,107,343	54.0	2.69	—	27,779

Totals	$286,232,552	$178,046,799	37.8	5.76	$8,438,250	$60,900,642

(1)	“N/M” indicates that the calculated percentage for aggregated vintage years is not meaningful.
(2)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

Account Representative Tenure and Productivity

We measure traditional call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays our results for the three and nine months ended September 30, 2009 and 2008, and for the years ended December 31, 2008 and 2007:

Account Representatives by Experience

Number of account representatives:	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2009	2008	2009	2008	2008	2007(3)
One year or more (1)	585	521	582	504	515	558
Less than one year (2)	455	445	393	431	437	356

Total account representatives	1,040	966	975	935	952	914

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.
(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new associates in training.
(3)	Certain associates have been reclassified to make the 2007 disclosures comparable to current periods.

The following table displays our account representative productivity for the three and nine months ended September 30, 2009 and 2008, and for the years ended December 31, 2008 and 2007:

Overall Account Representative Collection Averages

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2009	2008	2009	2008	2008	2007(1)
Overall average	$31,413	$39,866	$112,631	$138,816	$173,209	$193,000

(1)	The overall collection average has been reclassified to make the 2007 disclosure comparable to current periods.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis:

Historical Collections (1)

Year of Purchase	Purchase Price (3)	Year Ended December 31,										Nine Months Ended September 30, 2009
		1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(dollars in thousands)
Pre-1999	$30,184	$25,286	$23,779	$19,132	$15,565	$11,377	$8,391	$7,265	$5,360	$4,205	$3,043	$1,642
1999	12,924	3,761	11,331	10,862	9,750	8,278	6,675	5,022	3,935	2,949	1,982	1,179
2000	20,592	—	8,896	23,444	22,559	20,318	17,196	14,062	10,603	7,410	5,258	2,912
2001	43,029	—	—	17,630	50,327	50,967	45,713	39,865	30,472	21,714	13,351	6,926
2002	72,255	—	—	—	22,339	70,813	72,024	67,649	55,373	39,839	24,529	12,687
2003	87,148	—	—	—	—	36,067	94,564	94,234	79,423	58,359	38,408	19,266
2004	86,539	—	—	—	—	—	23,365	68,354	62,673	48,093	32,276	16,964
2005	100,750	—	—	—	—	—	—	23,459	60,280	50,811	35,638	18,395
2006(2)	142,250	—	—	—	—	—	—	—	32,751	101,529	79,953	42,743
2007	169,470	—	—	—	—	—	—	—	—	36,269	93,183	55,619
2008	154,306	—	—	—	—	—	—	—	—	—	41,957	66,366
2009	79,124	—	—	—	—	—	—	—	—	—	—	14,544

Total		$29,047	$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$259,243

Cumulative Collections (1)

Year of Purchase	Purchase Price (3)	Total Through December 31,										Total Through September 30, 2009
		1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(dollars in thousands)
1999	$12,924	$3,761	$15,092	$25,954	$35,704	$43,982	$50,657	$55,679	$59,614	$62,563	$64,545	$65,724
2000	20,592	—	8,896	32,340	54,899	75,217	92,413	106,475	117,078	124,488	129,746	132,658
2001	43,029	—	—	17,630	67,957	118,924	164,637	204,502	234,974	256,688	270,039	276,965
2002	72,255	—	—	—	22,339	93,152	165,176	232,825	288,198	328,037	352,566	365,253
2003	87,148	—	—	—	—	36,067	130,631	224,865	304,288	362,647	401,055	420,321
2004	86,539	—	—	—	—	—	23,365	91,719	154,392	202,485	234,761	251,725
2005	100,750	—	—	—	—	—	—	23,459	83,739	134,550	170,188	188,583
2006(2)	142,250	—	—	—	—	—	—	—	32,751	134,280	214,233	256,976
2007	169,470	—	—	—	—	—	—	—	—	36,269	129,452	185,071
2008	154,306	—	—	—	—	—	—	—	—	—	41,957	108,323
2009	79,124	—	—	—	—	—	—	—	—	—	—	14,544

Cumulative Collections as Percentage of Purchase Price (1)

Year of Purchase	Purchase Price (3)	Total Through December 31,										Total Through September 30, 2009
		1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
1999	$12,924	29%	117%	201%	276%	340%	392%	431%	461%	484%	499%	509%
2000	20,592	—	43	157	267	365	449	517	569	605	630	644
2001	43,029	—	—	41	158	276	383	475	546	597	628	644
2002	72,255	—	—	—	31	129	229	322	399	454	488	506
2003	87,148	—	—	—	—	41	150	258	349	416	460	482
2004	86,539	—	—	—	—	—	27	106	178	234	271	291
2005	100,750	—	—	—	—	—	—	23	83	134	169	187
2006(2)	142,250	—	—	—	—	—	—	—	23	94	151	181
2007	169,470	—	—	—	—	—	—	—	—	21	76	109
2008	154,306	—	—	—	—	—	—	—	—	—	27	70
2009	79,124	—	—	—	—	—	—	—	—	—	—	18

(1)	Does not include proceeds from sales of receivables.
(2)	Includes $8.3 million of portfolios acquired from the acquisition of PARC on April 28, 2006.
(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Seasonality

The success of our business depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenue recognized is relatively level, excluding the impact of impairments, due to the application of the provisions prescribed by FASB ASC Topic 310. In addition, our operating results may be affected to a lesser extent by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and integrating these receivables into our system. Consequently, income and margins may fluctuate from quarter to quarter.

The following table illustrates our quarterly cash collections from January 1, 2005 through September 30, 2009:

Cash Collections

Quarter	2009	2008	2007	2006	2005
First	$94,116,937	$100,264,281	$95,853,350	$89,389,858	$80,397,640
Second	87,293,577	95,192,743	95,432,021	89,609,982	84,862,856
Third	77,832,357	90,775,528	90,748,442	80,914,791	78,159,364
Fourth	—	83,345,578	89,144,650	80,955,115	76,490,350

Total cash collections	$259,242,871	$369,578,130	$371,178,463	$340,869,746	$319,910,210

The following table illustrates the cash collections and percentages by source of our total cash collections:

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Traditional collections	$32,671,121	42.0%	$38,386,629	42.3%	$109,795,754	42.4%	$128,146,968	44.8%
Legal collections	33,117,337	42.5	38,067,946	41.9	110,294,317	42.5	116,118,956	40.6
Other collections	12,043,899	15.5	14,320,953	15.8	39,152,800	15.1	41,966,628	14.6

Total cash collections	$77,832,357	100.0%	$90,775,528	100.0%	$259,242,871	100.0%	$286,232,552	100.0%

The following table categorizes our purchased receivable portfolios acquired from January 1, 1999 through September 30, 2009 into major asset types:

Asset Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	(in thousands)		(in thousands)
General Purpose Credit Cards	$19,777,462	51.5%	8,576	26.2%
Private Label Credit Cards	5,412,324	14.1	7,604	23.3
Telecommunications/Utility/Gas	2,947,705	7.7	7,681	23.5
Healthcare	2,486,402	6.5	4,034	12.3
Health Club	1,676,120	4.4	1,419	4.4
Auto Deficiency	1,353,623	3.5	240	0.7
Installment Loans	1,256,665	3.3	362	1.1
Other (1)	3,445,391	9.0	2,786	8.5

Total	$38,355,692	100.0%	32,702	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

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

The following table categorizes our purchased receivable portfolios acquired from January 1, 1999 through September 30, 2009 into major account types:

Account Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	(in thousands)		(in thousands)
Fresh	$2,527,322	6.6%	1,478	4.5%
Primary	4,776,177	12.5	4,618	14.1
Secondary	8,343,020	21.8	7,838	24.0
Tertiary (1)	18,275,585	47.6	15,607	47.7
Other	4,433,588	11.5	3,161	9.7

Total	$38,355,692	100.0%	32,702	100.0%

(1)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), and consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following table illustrates our purchased receivables portfolios acquired from January 1, 1999 through September 30, 2009 based on geographic location of debtor:

Geographic Location	Face Value of Charged-off Receivables (3)(4)%		No. of Accounts	%
	(in thousands)		(in thousands)
Texas (1)	$5,566,568	14.5%	5,120	15.7%
California	4,433,347	11.6	3,757	11.5
Florida (1)	3,791,927	9.9	2,397	7.3
New York	2,278,469	5.9	1,409	4.3
Michigan (1)	2,173,042	5.7	2,596	7.9
Ohio (1)	1,884,032	4.9	2,372	7.3
Illinois (1)	1,560,289	4.1	1,753	5.4
Pennsylvania	1,367,393	3.6	1,016	3.1
New Jersey (1)	1,234,002	3.2	1,011	3.1
North Carolina	1,117,205	2.9	752	2.3
Georgia	1,081,938	2.8	891	2.7
Other (2)	11,867,480	30.9	9,628	29.4

Total	$38,355,692	100.0%	32,702	100.0%

(1)	Collection site(s) located in this state.

(2)	Each state included in “Other” represents less than 2.0% individually of the face value of total charged-off consumer receivables.
(3)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value) and consisting of approximately 3.8 million accounts.
(4)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios after the date we purchased the applicable portfolio.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth.

Borrowings

We maintain a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 and was amended on March 10, 2008 (the “Credit Agreement”). Under the terms of the Credit Agreement, we have a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”) and a six-year $150.0 million term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at prime or up to 125 basis points over prime depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month London Inter Bank Offer Rate (“LIBOR”) contracts at rates between 150 to 250 basis points over the respective LIBOR rates, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Credit Agreement is secured by a first priority lien on all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of September 30, 2009 were:

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

We had $146.2 million principal balance outstanding on our Credit Facilities at September 30, 2009. We believe we are in compliance with all terms of the Credit Agreement as of September 30, 2009. On October 27, 2009, the Company entered into an amendment to the Credit Agreement. Refer to Note 9 of the consolidated financial statements, “Subsequent Event” for additional information.

Cash Flows

The majority of our purchases of receivables have been funded with borrowings against our Revolving Credit Facility and with internal cash flow. For the nine months ended September 30, 2009, we invested $78.1 million in purchased receivables, net of buybacks, funded primarily by internal cash flow. Our cash balance decreased from $6.0 million at December 31, 2008 to $5.8 million as of September 30, 2009. Net repayments on our Credit Facilities included $60.2 million of repayments partially offset by $24.8 million of borrowings against our Revolving Credit Facility.

Our operating activities provided cash of $27.1 million and $26.4 million for the nine months ended September 30, 2009 and 2008, respectively. Cash provided by operating activities for the nine months ended September 30, 2009 and 2008 was generated primarily from net income earned through cash collections as adjusted for non-cash items and the timing of payments of income taxes, accounts payable and accrued liabilities as of September 30, 2009 compared to December 31, 2008.

Investing activities provided cash of $8.1 million for the nine months ended September 30, 2009. Cash provided by investing activities was primarily due to cash collections applied to principal, net of acquisitions of purchased receivables, which was partially offset by purchases of property and equipment. During the nine months ended September 30, 2009, we purchased $42.4 million less receivables than during the same period in 2008 resulting in the significant increase in investing cash flow. Investing activities used $25.3 million for the nine months ended September 30, 2008. Cash used by investing activities was primarily due to investment in purchased receivables in excess of cash collections applied to purchased receivables and purchases of property and equipment.

Financing activities used cash of $35.4 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively. Cash used by financing activities for the nine months ended September of 2009 was primarily due to net repayments of $35.4 million on our Revolving Credit Facility and Term Loan Facility, which included the $2.4 million Excess Cash Flow repayment on the Term Loan Facility. Cash used by financing activities for the nine months ended September of 2008 was primarily due to net repayments on our Revolving Credit Facility and Term Loan Facility of $2.1 million and to payment of financing fees of $0.7 million associated with the first amendment of the Credit Agreement.

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

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of September 30, 2009:

	Year Ending December 31,					Thereafter
	2009	2010	2011	2012	2013
Operating lease obligations	$1,393,250	$5,209,873	$4,907,674	$4,590,545	$4,188,049	$9,652,811
Purchase obligations (1,2)	16,173,045	180,000	—	—	—	—
Revolving credit (3)	—	—	—	2,000,000	—	—
Term loan (4)	375,000	1,500,000	1,500,000	1,500,000	139,322,514	—
Contractual interest on derivative instruments	939,385	3,444,413	2,198,781	946,267	—	—

Total (5)	$18,880,680	$10,334,286	$8,606,455	$9,036,812	$143,510,563	$9,652,811

(1)	In 2007, we signed an agreement with a software provider and initiated a project to install a new collection platform. We have a contractual commitment to purchase $0.5 million in additional software and consulting services over the next year to fully implement this software.
(2)	We have seven forward flow contracts that have terms beyond September 30, 2009. Five forward flow contracts have the last contract expiring in December 2009 and they have estimated monthly purchases of approximately $4.9 million, depending upon circumstances. The other two on-going forward flow contracts have estimated monthly purchases of approximately $20,000 over the next twelve months.
(3)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is variable and is not included within the amount outstanding as of September 30, 2009.
(4)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in June 2013. The variable interest is not included within the amount outstanding as of September 30, 2009. The scheduled obligations do not consider potential Excess Cash Flow payments, which may be required prior to expiration of the term loan. See page 36 for additional discussion of the Excess Cash Flow requirements.
(5)	We have recorded a liability of $1.0 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of payment cannot be reliably estimated.

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

We adopted the provisions of FASB ASC Topic 310 in January 2005 and apply it to purchased receivables acquired after December 31, 2004. The provisions of FASB ASC Topic 310 that relate to decreases in expected cash flows amend previously followed guidance for consistent treatment and apply prospectively to purchased receivables acquired before January 1, 2005. We purchase pools of homogenous accounts receivable and record each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are assumed to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. We therefore aggregate most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An IRR is calculated for each static pool of receivables based on the projected cash flows. The IRR is applied to the remaining balance of each static pool of accounts to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. To the extent there are differences in actual performance versus expected performance, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. Effective January 2005, under FASB ASC Topic 310, if the revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio.

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

Goodwill and Intangible Assets not Subject to Amortization

We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. US GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.

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

The annual impairment test for other intangible assets not subject to amortization, for example, trademark and trade names, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates and future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets, and include estimates of the cost of debt and equity for market participants in the Company’s industry. We performed a discounted cash flow analysis of our trademark and trade names as of September 30, 2009 and determined that the carrying value exceeded the fair value. We recorded an impairment of $1,167,600 in “Impairment of assets” in the accompanying consolidated statements of operations.

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

We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. We account for uncertain tax positions using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. We may periodically enter into interest rate swap agreements to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities were $146.2 million and $181.6 million as of September 30, 2009 and December 31, 2008, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125 million. Every year thereafter, on the anniversary of the swap agreement the notional amount will decrease by $25 million. The outstanding unhedged borrowings on our Credit Facilities were $71.2 million as of September 30, 2009. Interest rates on unhedged borrowings may be based on the Prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates, interest expense would have increased approximately $0.8 million on the unhedged borrowings for each of the nine months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009, the swap was determined to be highly effective in hedging against fluctuations in variable interest rates associated with the underlying debt. Interest rates have decreased since we entered into our swap agreement, reducing the fair value and resulting in a liability balance. Additional declines in interest rates will further reduce the fair value, while increasing interest rates will increase the fair value.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level to cause material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Company’s Repurchases of Its Common Stock

The following table provides information about the Company’s common stock repurchases during the third quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 – July 31, 2009	—	$—	—	—
Aug 1, 2009 – Aug 31, 2009 (1)	11,095	7.55	—	—
Sept 1, 2009 – Sept 30, 2009	—	—	—	—

Total	11,095	$7.55	—	—

(1)	The shares were withheld for tax obligations in connection with the vesting of restricted share units. The shares were withheld at the fair market value on the vesting date of the restricted share units.

We did not sell any equity securities during the third quarter of 2009 that were not registered under the Securities Act.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Lease agreement entered into on September 17, 2009, between Asset Acceptance, LLC and Gateway Montrose, Inc.

10.2*	Employment Agreement dated September 8, 2009, between Mark A. Redman and Asset Acceptance, LLC

10.3*	Employment Agreement dated September 8, 2009, between Deborah L. Everly and Asset Acceptance, LLC

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2009.

ASSET ACCEPTANCE CAPITAL CORP.

Date: November 4, 2009	By:	/S/ RION B. NEEDS
Rion B. Needs
President and Chief Executive Officer (Principal Executive Officer)
Date: November 4, 2009
	By:	/S/ MARK A. REDMAN
Mark A. Redman
Senior Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)