Form 10-K
period 2009-12-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2010-03-12
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 Commission file number 000-50552

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2009 (based on the June 30, 2009 closing sales price of $7.69 of the registrant’s Common Stock, as reported on The NASDAQ Global Select Market on such date) was $114,928,880.

Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, at February 26, 2010:

30,603,708 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be held on May 13, 2010 are incorporated by reference into Part III of this Report.

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

General

We have been purchasing and collecting defaulted or charged-off accounts receivable portfolios from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, healthcare providers, retail merchants, telecommunications and other utility providers. Since these receivables are delinquent or past due, we are able to purchase them at a substantial discount. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits. From January 1, 2000 through December 31, 2009, we purchased 1,090 consumer debt portfolios, with an original charged-off face value of $40.4 billion for an aggregate purchase price of $998.0 million, or 2.47% of face value, net of buybacks.

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

History

Our business originated in 1962 for the purpose of purchasing and collecting charged-off consumer receivables. Set forth below is a diagram depicting our corporate structure as of January 1, 2005:

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

Current Structure and Reorganization

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

On August 31, 2009, a reorganization was completed that merged AAC Investors, Inc., RBR Holding Corp., and Asset Acceptance Holdings, LLC (“Non-Operating Subsidiaries”) with Asset Acceptance Capital Corp. (“AACC”). All assets of the Non-Operating Subsidiaries vested in AACC and all obligations of the Non-Operating Subsidiaries were assumed by AACC. As a result of this reorganization, Asset Acceptance, LLC, Consumer Credit, LLC and PARC became direct wholly-owned subsidiaries of AACC. The foregoing is referred to herein as the “Reorganization”.

Set forth below is a diagram depicting our current corporate structure, which reflects the Reorganization:

As used in this Annual Report, all references to us mean AACC, a Delaware corporation, and all wholly-owned subsidiaries (referred to in our financial statements as the “Company”).

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

We purchase our portfolios through a variety of sources, including consumer credit originators, private brokers and occasionally from debt resellers. Debt resellers are debt purchasers that sell accounts at some point in time after purchase. Generally, portfolios are purchased either in competitive bids through a sealed bid process, in some cases, through an on-line process or through privately-negotiated transactions between the credit originator or other holders of consumer debt and us.

Each potential acquisition begins with a quantitative and qualitative analysis of the portfolio. In the initial stages of the due diligence process, we review basic data on the portfolio’s accounts. This data typically includes the account number, the consumer’s name, address, social security number, phone numbers, outstanding balance, date of charge-off, last payment and account origination to the extent the debt sellers provide this data. We analyze this information and summarize it based on certain key metrics, such as, but not limited to, state of debtor’s last known residence, type of debt, and, time remaining on the credit bureaus and time remaining within the statute of limitations. In addition, we request the seller to provide answers to a questionnaire designed to help us understand important qualitative factors relating to the portfolio.

As part of our due diligence, we evaluate the portfolio utilizing our proprietary pricing model. This model uses certain characteristics of the portfolio, historical analysis of similar portfolios, potential portfolio recoveries and collection expense estimates to formulate a bid range. In those circumstances where the type or pricing of the portfolio is unusual, we consult with industry experts and our collections management to help ascertain collectability, potential collection strategies and our ability to integrate the new portfolio into our collection platform.

Once we have compiled and analyzed available data, we consider market conditions and determine an appropriate bid price or bid range. The recommended bid price or bid range, along with a summary of our due diligence, is submitted to our investment committee and, for purchases in excess of a certain dollar threshold, to a designated member of our audit committee for review and approval. After appropriate approvals and acceptance of our offer by the seller of the portfolio, a purchase agreement is negotiated. Buyback provisions are generally incorporated into the purchase agreement for bankrupt, fraudulent, paid prior or deceased accounts and, typically, the credit originator either agrees to repurchase these accounts or replace them with acceptable accounts within certain time frames, generally within 90 to 180 days. Upon execution of the agreement, we receive title to the accounts and the transaction is funded.

The following chart categorizes our purchased receivables portfolios acquired from January 1, 2000 through December 31, 2009 into major asset types, as of December 31, 2009:

Asset Type	Face Value of Charged-off Receivables(2)%		No. of Accounts	%
	(in thousands)		(in thousands)
General Purpose Credit Cards	$20,312,939	51.7%	8,651	26.1%
Private Label Credit Cards	5,654,938	14.4	7,827	23.6
Telecommunications/Utility/Gas	3,094,747	7.9	7,920	23.9
Healthcare	2,510,266	6.4	4,118	12.4
Health Club	1,562,807	4.0	1,272	3.8
Auto Deficiency	1,352,470	3.4	240	0.7
Other Installment Loans	1,345,148	3.4	353	1.1
Other(1)	3,443,045	8.8	2,785	8.4

Total	$39,276,360	100.0%	33,166	100.0%

(1)

“Other” includes charged-off receivables of several debt types, including healthcare, student loan, mobile home deficiency and retail mail order. This excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.

(2)

Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios that occur after the purchase date.

The age of a charged-off consumer receivables portfolio, the time since an account has been charged-off by the credit originator and the number of times a portfolio has been placed with third parties for collection purposes are important factors in determining the price at which we will offer to purchase a portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase it. This relationship is due to the fact that older receivables are typically more difficult to collect. The consumer debt collection industry places receivables into the following categories depending on the age and number of third parties that have previously attempted to collect on the receivables:

•

fresh accounts are typically 120 to 180 days past due, have been charged-off by the credit originator and are being sold prior to any post charge-off collection activity. These accounts typically sell for the highest purchase price;

•	primary accounts are typically 180 to 360 days past due, have been previously placed with one third party collector and typically receive a lower purchase price; and

•	secondary and tertiary accounts are typically more than 360 days past due, have been placed with two or three third party collectors and receive even lower purchase prices.

We will purchase accounts at any point in the delinquency cycle. We deploy our capital within these delinquency stages based upon the relative values of the available debt portfolios.

The following chart categorizes our purchased receivables portfolios acquired from January 1, 2000 through December 31, 2009 into the major account types, as of December 31, 2009:

Account Type	Face Value of Charged-off Receivables(2)%		No. of Accounts	%
	(in thousands)		(in thousands)
Fresh	$2,634,805	6.7%	1,507	4.5%
Primary	4,642,472	11.8	4,530	13.7
Secondary	9,192,511	23.4	8,339	25.1
Tertiary(1)	18,434,537	47.0	15,642	47.2
Other	4,372,035	11.1	3,148	9.5

Total	$39,276,360	100.0%	33,166	100.0%

(1)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.

(2)

Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios that occur after the purchase date.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivables portfolios acquired from January 1, 2000 through December 31, 2009 based on geographic location of debtor, as of December 31, 2009:

Geographic Location	Face Value of Charged-off Receivables(3)(4)%		No. of Accounts(3)%
	(in thousands)		(in thousands)
Texas(1)	$5,639,291	14.4%	5,291	15.9%
California	4,472,324	11.4	3,707	11.2
Florida(1)	3,815,494	9.7	2,379	7.2
New York	2,279,597	5.8	1,398	4.2
Michigan(1)	2,102,903	5.4	2,573	7.8
Ohio(1)	1,848,596	4.7	2,360	7.1
Illinois(1)	1,583,502	4.0	1,754	5.3
Pennsylvania	1,344,888	3.4	998	3.0
New Jersey(1)	1,259,953	3.2	1,081	3.3
North Carolina	1,095,588	2.8	731	2.2
Georgia	1,094,616	2.8	895	2.7
Other(2)	12,739,608	32.4	9,999	30.1

Total	$39,276,360	100.0%	33,166	100.0%

(1)	Collection site(s) located in this state.

(2)	Each state included in “Other” represents less than 2.0% of the face value of total charged-off receivables.

(3)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.

(4)

Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios that occur after the purchase date.

Collection Operations

Our collection operations seek to maximize the recovery of our purchased charged-off receivables in a cost-effective manner. We have organized our collection process into a number of specialized departments, which include collection, legal collection and other collection departments. Other collections is predominantly comprised of third party agencies, bankruptcy and probate collections.

Generally, our efforts begin in our collection department and, if warranted, move to our legal collection department. If an account involves a bankrupt debtor or a deceased debtor, our bankruptcy or probate recovery departments will review and manage the account. If it is determined that an account should be outsourced to a third party collection agency, our agency or legal forwarding departments handle the matter. We utilize a network of data providers to obtain updated data on our purchased charged-off receivables and to assist our account representatives in their ability to collect on these receivables.

Collection Department

Once a portfolio is purchased, we perform a review in order to formulate and apply what we believe to be an effective collection strategy. This review includes a series of data preparation and information acquisition steps to provide the necessary account data to begin collection efforts. Portfolio accounts are assigned, sorted and prioritized based on account status and demographics, balance sizes and various internal and external collectability indicators.

We train our account representatives to be full service account representatives who handle substantially all collection activity related to the accounts they service. Such activities include manual and automated dialer outbound calling activity, inbound call management, skip tracing or debtor location efforts and settlement and payment plan negotiation. Our performance-based collection model is driven by a bonus program that allows account representatives to earn bonuses based on their achievement compared to collection goals. In addition, we monitor our account representatives for compliance with federal and state debt collection laws.

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

If an account representative is unable to establish contact with a debtor, the account representative undertakes skip tracing procedures to locate, initiate contact with and collect from the debtor. Skip tracing efforts are performed individually at the account representative level and by third party information providers in a batch process. Each account representative has access to internal and external information databases that interface with our collection system. In addition, we have several information providers from whom we acquire information that is either systematically or manually validated and used in our efforts to locate debtors. Using these methods, we periodically refresh and supply updated account information to our account representatives to increase contact with debtors.

Legal Collection Department

In the event collection has not been obtained through our collection department and the opportunity for legal action is verified, we pursue a legal judgment against the debtor. Once a judgment is obtained, our legal department pursues various collection strategies to secure payment. Our in-house legal collection department is comprised of collection attorneys, non-attorney legal account representatives, support staff and skip tracers. Our legal forwarding department is comprised of account representatives, support staff and associates managing activities with outside attorneys.

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

Our legal forwarding department is organized to address the legal recovery function for accounts principally located in states where we do not have a local or adjacent presence to handle excess capacity and for accounts that we believe can be better served by a third party law firm. To that end, we utilize independent agencies including law firms throughout the country, who work for us on a contingent fee basis. The legal forwarding department actively manages and monitors our legal collection process handled by third parties.

Other Collection Departments

Although we collect the largest portion of our charged-off receivable portfolios through our internal collection operations, in some cases we believe it can be more effective and cost-efficient to outsource collections. We have developed a network of third party collection agencies to service accounts when we believe outsourcing is an appropriate strategy. For example, we may consider outsourcing relatively small balance accounts so that our account representatives can focus on larger balance accounts. In addition, we have an agency agreement with a firm in India which we engaged to collect on our behalf. These varying collection channels allow us to pursue the most effective collection method for each account.

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

Seasonality

Refer to Part II. Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for the effect of seasonality on our business.

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

We face bidding competition in our acquisition of charged-off consumer receivables. We believe successful bids generally are predominantly awarded based on price, secondarily based on service and relationships with the individual debt sellers, and the debt buyer’s ability to fund the deal. In addition, there continues to be a consolidation of issuers of credit cards, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market and could eventually give the remaining sellers increasing market strength in the price and terms of the sale of charged-off credit card accounts.

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

We license our collection software and complementary products from third party providers. The collection software in use today enables us to:

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

In addition, we have state-of-the-art dialer systems for incoming and outgoing calls that include call recording and messaging technology.

Regulation and Legal Compliance—Collection Activities

Federal, state and local statutes establish specific guidelines and procedures, which debt collection account representatives must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable federal, state and local laws in all of our recovery activities. As such, we have established comprehensive procedures to ensure compliance with applicable federal, state and local collection laws. Failure to comply with these laws could lead to fines, suits and disruption of our collection activities that could have a material adverse effect on us.

Federal, state and local consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors. Significant federal laws and regulations applicable to our business as a debt collection company include the following:

•

Fair Debt Collection Practices Act (“FDCPA”). This act imposes obligations and restrictions on the practices of consumer debt collectors, including specific restrictions regarding communications with debtors, including the time, place and manner of the communications. This act also gives consumers certain rights, including the right to dispute the validity of their obligations;

•

Fair Credit Reporting Act/Fair and Accurate Credit Transaction Act of 2003. The Fair Credit Reporting Act and its amendment entitled the Fair and Accurate Credit Transaction Act of 2003 (“FACT Act”) place requirements on credit information furnishers regarding verification of the accuracy of information furnished to credit reporting agencies and requires such information furnishers to investigate consumer disputes concerning the accuracy of such information. The FACT Act also requires certain conduct in the cases of identity theft or unauthorized use of a credit card and direct disputes to the creditor. We furnish information concerning our accounts to the three major credit-reporting agencies, and it is our practice to correctly report this information and to investigate credit-reporting disputes in a timely fashion;

•

The Financial Privacy Rule. Promulgated under the Gramm-Leach-Bliley Act, this rule requires that financial institutions, including collection agencies, develop policies to protect the privacy of consumers’ private financial information and provide notices to consumers advising them of their privacy policies. It also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as allowed by the rule in connection with our collection efforts, our consumers are not entitled to any opt-out rights under this rule. Both this rule and the Safeguards Rule described below are enforced by the Federal Trade Commission, which has retained exclusive jurisdiction over enforcement of them. Consumers do not have a private cause of action for violations of the Gramm-Leach-Bliley Act;

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

Regulation E and the rules of the Electronic Payments Association, formerly the National Automated Check Clearing House Association (“NACHA”). This act, Regulation E and the NACHA regulations give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction;

•

Telephone Consumer Protection Act. In the process of collecting on accounts, we use automated dialers to place calls to consumers. This act and similar state laws place certain restrictions on users of automated dialing equipment who place telephone calls to consumers;

•

Health Insurance Portability and Accountability Act (“HIPAA”)/Health Information Technology for Economical and Clinical Health Act (“HITECH”). HIPAA requires that healthcare institutions provide safeguards to protect the privacy of consumers’ healthcare information. As a debt buyer collecting on healthcare debt, we are considered a business associate to the healthcare institutions and are required to abide by HIPAA. HITECH increased HIPAA requirements relating to electronic security as well as consumer and public notification of security breaches; and

•

U.S. Bankruptcy Code. In order to prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contact with consumers after the filing of bankruptcy petitions.

Additionally, there are state and local statutes and regulations comparable to the above federal laws and other state and local-specific licensing requirements which affect our operations. State laws may also limit interest rates and fees, methods of collections, as well as the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts. Court rulings in various jurisdictions also may impact our ability to collect.

Although we are not generally a credit originator, the following laws, which apply typically to credit originators, may occasionally affect our operations because our receivables were originated through credit transactions:

•	Truth in Lending Act;

•	Fair Credit Billing Act;

•	Equal Credit Opportunity Act;

•	Retail Installment Sales Act; and

•	Credit Card Accountability Responsibility and Disclosure Act of 2009.

Federal laws which regulate credit originators require, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts. Consumers are entitled under current laws to have payments and credits applied to their accounts promptly, to receive prescribed notices, and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. These laws, among others may limit our ability to recover amounts due on an account, whether or not we committed any wrongful act or omission in connection with the account. If the credit originator fails to comply with applicable statutes, rules and regulations, it could create claims and rights for consumers that could reduce or eliminate their obligations to repay the account, and have a possible material adverse effect on us. Accordingly, when we acquire charged-off consumer receivables, we typically require credit originators to represent and warrant that the receivables were originated and serviced in compliance with applicable laws, and indemnify us against certain losses that may result from their failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us.

There are federal and state statues concerning identity theft or unauthorized use of a credit card. Some of these provisions place restrictions on our ability to report information concerning receivables, which may be subject to identity theft or unauthorized use of a credit card, to consumer credit reporting agencies. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the recovery of consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our charged-off consumer receivable portfolios. In addition, our failure to comply with these requirements could adversely affect our ability to recover the receivables and increase our costs.

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

Associates

As of December 31, 2009, we employed 1,758 associates, including 1,701 associates on a full-time basis and 57 associates on a part-time basis.

Training

We provide a comprehensive development training program for our new account representatives and continuing education opportunities for all associates via the Company’s learning center. Our training includes several learning approaches, including classroom interactive activities, computer-based training and on-the-job training. We also use our e-mail system and intranet to address on-going training issues.

New collection account representatives are required to complete an eight-week training program. The program is divided into two four-week modules. The initial four-week module has weekly objectives using various learning activities. The first week includes structured learning of our collection software and information technology tools, federal, state and local collection laws (with particular emphasis on the FDCPA and the FACT Act), telephone collection techniques and core company policies, procedures and practices. The second week continues the structured learning and is supplemented by supervised telephone collection calls. During weeks three and four, the new hires form a collection team, with a trainer as supervisor. Collection goals are established and collection calls are made and supervised. Instruction and guidance is shared with the new associates to improve productivity. Training includes discussion of challenges faced by associates and debriefing of the activities performed. Interactive activities are used to enhance collection and organization skills.

The second four-week training module transitions the collection team to the collection floor, where they are assigned productivity goals and work under the direction of a supervisor. This team of new hires continues to receive closely monitored training and reviews key elements from the first session.

New legal account representatives are required to complete a four-week training program. The first week of training is the same for legal account representatives as it is for collection account representatives. The second week of training focuses on legal processes and procedures and also includes supervised collection calls. Weeks three and four include closely supervised implementation of assigned duties.

All account representatives are tested annually on their knowledge of the FDCPA and other applicable laws. Account representatives not achieving our minimum standards are required to complete a FDCPA review session and are then retested. In addition, annual supplemental instruction in the FDCPA and collection techniques is provided to all our account representatives.

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

Instability in the financial markets and a prolonged economic recession may affect our access to capital and our ability to purchase and collect receivables. High unemployment rates may negatively affect our collections of charged-off consumer receivables.

Our success depends on our continued ability to purchase and collect charged-off consumer receivables. The unemployment rate in the United States is the highest it has been since the 1980’s. In addition, the residential real estate market in the United States has experienced a significant downturn due to declining real estate values, precipitating credit market dislocations and a significant contraction in available liquidity. Individual consumers are experiencing high delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased compared to historical levels. We have been experiencing the impact of these economic factors on our collections. Continued depression or further declines in real estate values, continued high levels of unemployment and continuing credit and liquidity concerns could further reduce our ability to collect on our purchased consumer receivable portfolios and would adversely affect their value. In addition, continued or further credit market dislocations or sustained market downturns may reduce the ability of lenders to originate new credit, limiting our ability to purchase consumer receivable portfolios in the future. Financial pressure on the distressed consumer may lead to regulatory restrictions on our collections and increased litigation filed against us. We may be unable to predict the likely duration or severity of the adverse economic conditions and the effects they may have on our business, financial condition, results of operations, and cash flows.

Our access to capital through our credit agreement is critical to our ability to continue to grow. If our available credit is materially reduced or the credit agreement is terminated and we are unable to replace it on favorable terms or at all, our ability to purchase charged-off receivables and our results of operations may be materially and adversely affected.

We believe that access to capital through our credit agreement has been critical to our ability to maintain our operations. We have a $100.0 million revolving line of credit that expires June 5, 2012 and a $150.0 million term loan facility that matures on June 5, 2013. If our available credit is materially reduced or the credit agreement is terminated as a result of noncompliance with a covenant or other event of default and if we are unable to replace it on relatively favorable terms or at all, our ability to purchase charged-off receivables to generate revenue and cash flow and our results of operations may be materially and adversely affected.

All of our receivable portfolios are pledged to secure amounts owed to our lenders under our credit agreement. In addition, our credit agreement imposes a number of restrictive covenants on how we operate our business. These include financial covenants. As of December 31, 2009, we had the ability to borrow approximately an additional $25.9 million under the most restrictive of these financial covenants. Our ability to meet these financial covenants is predicated on our ability to continue to generate revenues and other financial results at levels sufficient to satisfy the requirements of our credit agreement. Failure to satisfy any one of these covenants could result in all or any of the following consequences, each of which could have a material adverse effect on our ability to conduct business:

•	acceleration of outstanding indebtedness;

•	our inability to continue to purchase charged-off receivables needed to operate our business; or

•	our inability to secure alternative financing on favorable terms, if at all.

In addition, our credit agreement contains limitations and restrictions as to our ability to seek additional credit from other lenders, and requires that a portion of proceeds from issuance of our stock be used to pay down our term loan facility.

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

•	The Internet has websites where consumers list their concerns about the activities of debt collectors and seek guidance from other website posters on how to handle various situations.

•	Advertisements by “anti-collections” attorneys and credit counseling centers are becoming more common and add to the negative attention given to our industry.

As a result of this negative publicity, debtors may be more reluctant to pay their debts or could pursue legal action against us regardless of whether those actions are warranted. These actions could impact our ability to collect on the receivables we acquire and impact our ability to operate profitably.

Our ability to recover on our charged-off consumer receivables may be limited under federal, state and local laws.

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

We operate in an extremely litigious industry and currently are, and may in the future, be named as defendants in litigation, including individual and class actions under consumer credit, collections, and other laws.

Our operations could suffer from telecommunications or technology downtime or from not responding to changes in technology. We are converting our legacy debt collection platform to a different software system. A failure to convert our debt collection platform successfully could materially impair our ability to conduct our business.

Our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty or operating malfunction (including outside influences such as computer viruses), could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately. Any failure of our information systems or software and their backup systems would interrupt our operations and harm our business. In addition, we rely significantly on various outside vendors for the software used in operating our current collections platform. Our business operations would be disrupted and our results of operations may be harmed if they were to cease operations or significantly reduce their support to us. We endeavor to deploy state-of-the-art technology across our infrastructure and, as warranted, will upgrade that technology over time.

We are in the process of converting our legacy debt collection platform to a different software system, supported by a different third party vendor. Failure to execute successfully the conversion to and implementation of that new debt collection platform will exacerbate the risks identified above and could materially impair our ability to collect our receivables and otherwise conduct our business. During times of transition, risk exists in decommissioning existing applications and hardware and the implementation of new applications and hardware. Failure to accurately identify and mitigate that risk could have a significant impact on our operational capabilities.

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

Our future success depends on the continued ability to recruit, hire, retain and motivate highly skilled management. The continued growth and success of our business is particularly dependent upon the continued services of our executive officers, including our Chief Executive Officer and our Chief Acquisitions Officer, each of whom is integral to the development of our business. Our performance also depends on our ability to retain and motivate our other executives. The loss of the services of one or more of our executive officers or other key associates could disrupt our operations and impair our ability to continue to acquire or collect on portfolios of charged-off consumer receivables and to manage and expand our business. We have employment agreements with each of our Chief Executive Officer, Chief Acquisitions Officer and Chief Financial Officer. However, these agreements do not and will not assure the continued services of these officers. On January 8, 2010, our Chief Financial Officer provided notice of resignation and has agreed to continue in his role as an officer and associate while we work towards identifying and retaining a successor. We do not maintain key person life insurance policies for our executive officers or key associates.

If we are not able to purchase charged-off consumer receivables at appropriate prices or in sufficient amounts, the resulting decrease in our inventory of purchased portfolios of receivables could adversely affect our ability to generate cash collections and income.

If we are unable to purchase charged-off consumer receivables from credit originators in sufficient face value amounts at appropriate prices, our business may be harmed. The availability of portfolios of consumer receivables at prices which generate an appropriate return on our investment depends on a number of factors, both within and outside of our control, including:

•	our ability to borrow to fund purchases;

•	the absence of significant contraction in the levels of credit being extended by credit originators;

•	the absence of significant contraction in the levels of consumer obligations;

•	charge-off rates;

•	continued growth in the number of industries selling charged-off consumer receivable portfolios;

•	continued sales of charged-off consumer receivable portfolios by credit originators;

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

We generally account for purchased receivable revenues using the interest method of accounting in accordance with generally accepted accounting principles, which requires making reasonable estimates of the timing and amount of future cash collections. If the timing is delayed or the actual amount recovered by us is materially different from our estimates, it could cause us to recognize impairments and negatively impact our earnings.

The estimates used in the interest method (“Interest Method”) to calculate the projected internal rate of return (“IRR”) on our portfolios are primarily based on historical cash collections and payer dynamics. If actual future cash collections are materially different in amount or timing than the remaining collections estimate, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact on reversal of impairments or an increase in yields and revenues. Higher than projected collections could also have a short term impact of increased amortization, which results in lower net income. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and result in an impairment of the purchased receivable balance. Impairments may cause reduced earnings or volatility in earnings which could have the effect of depressing the price per share of our common stock and reducing our Consolidated Tangible Net Worth and put pressure on the financial covenants in our Credit Facilities. Refer to “Critical Accounting Policies—Revenue Recognition” on page 50 for further information regarding the Interest Method and estimates.

We may not be able to collect sufficient amounts on our charged-off consumer receivables, which would adversely affect our results of operations, our ability to satisfy debt obligations, our purchase of new portfolios and our future growth.

Our business consists of acquiring and collecting receivables that consumers have failed to pay and that the credit originator has deemed uncollectible and has charged-off. The credit originators or other debt sellers generally have attempted to recover on their charged-off consumer receivables before we purchase such receivables, often using a combination of in-house recovery and third party collection efforts. Since there generally have been multiple efforts to collect on these portfolios of charged-off consumer receivables before we attempt to collect on them (three or more efforts on more than 50% of the face value of our portfolios), our attempts to collect on these portfolios may not be successful. Therefore, we may not collect a sufficient amount to cover our investment associated with purchasing the charged-off consumer receivable portfolios and the costs of running our business, which would adversely affect our results of operations. In addition, if cash flows from operations are less than anticipated, our ability to satisfy our debt obligations, purchase new portfolios and our future growth and profitability may be materially and adversely affected.

There can be no assurance that our success in generating collections in the past will be indicative of our ability to be successful in generating collections in the future.

We are highly dependent on revenues generated from our purchased receivable collection activities. Entry into new markets or other attempts to diversify our business model may not be successful.

Substantially all our operating revenues are generated from collections on charged-off purchased receivables. Although we use multiple collection approaches, changing economic factors or collection laws, for example, may impact our ability to collect regardless of the collection approach we pursue. Although, management may seek opportunities to diversify, we may not be successful.

We experience high turnover rates for our account representatives. We may not be able to hire and retain enough sufficiently trained account representatives to support our operations.

Our ability to collect on new and existing portfolios and to acquire new portfolios is substantially dependent on our ability to hire and retain qualified associates. The consumer accounts receivables management industry is labor intensive and, similar to other companies in our industry, we experience a high rate of associate turnover. For 2009, our annual turnover rate was 45.4% and our collection department associate turnover rate was 60.6%. Based on our experience, account representatives who have been with us for more than one year are generally more productive than account representatives who have been with us for less than one year. In 2009, our turnover rate for all associates employed by us for at least one year was 29.4% and 38.5% for collection department associates. We compete for qualified associates with companies in our industry and in other industries. Our operations require that we continually hire, train and, in particular, retain account representatives. In addition, we believe the level of training we provide to our associates makes them attractive to other collection companies, which may attempt to recruit them. A higher turnover rate among our account representatives will increase our recruiting and training costs, may require us to increase associate compensation levels and will limit the number of experienced collection associates available to service our charged-off consumer receivables. If this were to occur, we may not be able to service our charged-off consumer receivables effectively, which could reduce our ability to operate profitably.

Significant increases in interest rates could adversely impact our financial position, results of operations and cash flows.

Our credit agreement bears interest at 150 to 250 basis points over prime or 250 to 350 basis points over the London Inter Bank Offer Rate. Although a portion of our outstanding borrowings have a fixed rate of interest resulting from a swap agreement, a portion is not fixed. In addition, in the future, we may amend our credit agreement, which could significantly impact the rates of interest we pay. As a result of these factors, fluctuations in interest rates may adversely impact our financial position, results of operations and cash flows.

We face intense competition that could impair our ability achieve our goals.

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

During times of economic recession, the amount of charged-off consumer receivables generally increases, which contributes to an increase in the number of personal bankruptcy filings. Under certain bankruptcy filings, a debtor’s assets are sold to repay creditors, but since the charged-off consumer receivables we are attempting to collect are generally unsecured or secured on a second or third priority basis, we often would not be able to collect on those receivables. Our collections may decline with an increase in bankruptcy filings or if the bankruptcy laws change in a manner adverse to our business, in which case, our financial condition and results of operations could be materially adversely affected.

Our common stock trades at a relatively low average daily volume. Consequently, sales of our common stock by one or more of our larger shareholders could depress the price of our common stock.

The majority of our shares of common stock are held by relatively few shareholders. As of February 3, 2010, our directors, executive officers and beneficial owners of 5% or more of our common stock controlled approximately 76.2% in total of our outstanding shares. Our largest shareholder, AAC Quad-C Investors, LLC (“Quad-C”), which controls 35.7% of our common stock, and our third largest shareholder, Nathaniel F. Bradley IV, our chairman, who controls 12.2% of our common stock, have an agreement with the Company obligating it to register their shares with the SEC for sale. In May 2008, Quad-C exercised that right as to all of its shares and there is currently on file with the SEC an effective shelf registration statement permitting Quad-C to engage in a public sale of its shares. A sale of its shares of the Company’s common stock by Quad-C may have the effect of depressing the price per share of our common stock because of the relatively low trading volume in our shares.

The recognition of impairment charges on goodwill or other intangible assets would adversely impact our financial position and results of operations.

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

Item 1B.	Unresolved Staff Comments

We do not have any unresolved staff comments.

Item 2.	Properties

The following table provides information relating to our facilities:

Location	Approximate Square Footage	Lease Expiration Date	Use
Tempe, Arizona(1)	24,960	May 31, 2015	Call center, with collections and legal collections

Deerfield Beach, Florida	10,753	May 31, 2011	Call center, with collections

Riverview, Florida	52,280	May 31, 2016	Call center, with collections and legal collections

Chicago, Illinois	20,905	November 30, 2012	Call center, with collections and legal collections

Towson, Maryland	1,200	July 31, 2010	Legal collections

Warren, Michigan	200,000	May 31, 2016	Principal executive offices and call center, with collections and legal collections

Woodbury, New Jersey	288	Month-to-Month	Legal collections

Brooklyn Heights, Ohio	30,443	October 31, 2011	Call center, with collections and legal collections

San Antonio, Texas	17,445	November 30, 2014	Call center, with collections and legal collections

Richmond, Virginia	1,374	July 31, 2011	Legal collections

(1)	During 2009, we moved from our Phoenix, Arizona location to our Tempe, Arizona location because our Phoenix, Arizona lease expires on April 1, 2010.

We believe that our existing facilities are sufficient to meet our current needs and that suitable additional or alternative space will be available on a commercially reasonable basis.

Item 3.	Legal Proceedings

We are involved in numerous legal proceedings in the ordinary course of business. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.

We are not a party to any material legal proceedings. However, we expect to continue to initiate collection lawsuits as a part of the ordinary course of our business (resulting occasionally in countersuits against us) and we may, from time to time, become a party to various other legal proceedings arising in the ordinary course of business.

Item 4.	Reserved

There are no items to be disclosed under this section.

Supplemental Item.    Executive Officers of the Company

The following table sets forth information regarding our executive officers:

Name	Age	Position
Rion B. Needs	47	President and Chief Executive Officer
Deborah L. Everly	37	Senior Vice President and Chief Acquisitions Officer
Mark A. Redman	48	Senior Vice President, Chief Financial Officer, Assistant Secretary and Treasurer
Mark J. Cavin	51	Vice President-Collections
Deanna S. Hatmaker	45	Vice President-Human Resources
Edwin L. Herbert	59	Vice President-General Counsel and Secretary
Darin B. Herring	41	Vice President-Legal Collections and Business Transformation
Ambrish Sundaram	44	Vice President-Information Services

Rion B. Needs, President and Chief Executive Officer—Mr. Needs joined our Company in July 2007 as Senior Vice President and Chief Operating Officer. In January 2009, he was promoted to President and Chief Executive Officer and the Board of Directors appointed Mr. Needs to serve as a Director. Prior to joining us, Mr. Needs held various positions at American Express since 1985, most recently as Senior Vice President and General Manager of Purchasing Services. Mr. Needs’ prior positions at American Express also included Senior Vice President of Global Finance Operations and Business Transformation, and Senior Vice President and General Manager of Corporate Travel.

Deborah L. Everly, Senior Vice President and Chief Acquisitions Officer—Ms. Everly joined our Company in May 1995. Ms. Everly was named our Director of Marketing and Acquisitions and promoted to Assistant Vice President in 1997. In 1998, she was promoted to Vice President-Marketing and Acquisitions and in 2007 she was promoted to Senior Vice President and Chief Acquisitions Officer. Ms. Everly has been in the accounts receivable management industry since 1991.

Mark A. Redman, Senior Vice President and Chief Financial Officer, Assistant Secretary and Treasurer—Mr. Redman joined our Company in January 1998 as Vice President-Finance, Secretary and Treasurer. Mr. Redman was appointed as our Chief Financial Officer in May 2002 and promoted to Senior Vice President of Finance in February 2007. In February 2009, Mr. Redman was appointed as Assistant Secretary while maintaining his other titles. Prior to joining us, Mr. Redman worked in public accounting for 13 years, the last 11 years at BDO Seidman, LLP, Troy, Michigan, serving as a Partner in the firm from July 1996 to December 1997. Mr. Redman is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants. Mr. Redman has announced his intention to resign and has agreed to continue in his role as an officer and associate while we identify a successor.

Mark J. Cavin, Vice President–Collections—Mr. Cavin joined our Company as Vice President-Collections in December 2009. Prior to joining us, Mr. Cavin was President of Collection Intelligence Inc, located in San Diego California during 2009. Mr. Cavin also served as Senior Director and Chief Operating Officer at Arrow Financial Services, where he was responsible for the internal and external servicing operations of the company from 2001 to 2009. Prior to joining Arrow Financial Services, Mr. Cavin was Senior Manager with Union Bank of California from 1990 to 2001. Mr. Cavin has over 31 years of experience in the collection industry.

Deanna S. Hatmaker, Vice President–Human Resources—Ms. Hatmaker joined our Company in January 2006 as Vice President-Human Resources. Ms. Hatmaker previously served as the Director and Human Resources Officer in the Michigan Administrative Information Services (“MAIS”) business unit at the University of Michigan, Ann Arbor, Michigan from 2003 to 2005. Prior to joining MAIS, Ms. Hatmaker also served as Vice President – Human Resources and as a member of the senior management committee with H&R Block Financial Advisors, Detroit, Michigan. Ms. Hatmaker has been in the financial services industry for over 20 years.

Edwin L. Herbert, Vice President–General Counsel and Secretary—Mr. Herbert joined our Company in September 2006 as Vice President and General Counsel and was appointed Secretary during 2009. Mr. Herbert previously served as an equity partner at Shumaker, Loop & Kendrick, LLP, in Toledo, Ohio, where he practiced law as a member of the firm’s financial institutions practice group from 2004 to 2006. Prior to joining Shumaker, Loop & Kendrick, LLP, Mr. Herbert practiced law with Werner & Blank, LLC, from 1998 to 2004, and was a partner with that firm beginning in January 2000. Mr. Herbert was Executive Vice President and General Counsel of ValliCorp Holdings, Inc., Fresno, California from 1994 to 1997, and Executive Vice President and General Counsel of CFX Corporation, Keene, New Hampshire from 1997 to 1998. Mr. Herbert is a member of the American Bar Association, and a member of the California, Michigan and Ohio bars.

Darin B. Herring, Vice President–Legal Collections and Business Transformation—Mr. Herring joined our Company in April 2008 as Vice President-Legal. Prior to joining us, Mr. Herring held various positions at American Express since 1988, most recently as Vice President, Global Commercial Card & Services. Mr. Herring’s prior positions at American Express included Vice President and Regional Leader—Global Reengineering/Six Sigma, and Director—Global Reengineering/Six Sigma. His background in other business units at American Express included consumer card operations, finance operations and strategic enablement services.

Ambrish Sundaram, Vice President–Information Services—Mr. Sundaram joined our Company in October 2007 as Vice President–Information Services. Mr. Sundaram joined us from Comerica Bank where he held the position of Vice President—Information Services from 2002 to 2007. His responsibilities included strategic technology planning and information technology services for international affiliates. Mr. Sundaram has over 20 years of experience in information technology management.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “AACC”. Public trading of our common stock commenced on February 5, 2004. The following table sets forth the high and low closing sales prices for our common stock, as reported by The NASDAQ Global Select Market, for the periods indicated:

	2009		2008
	High	Low	High	Low
Fourth Quarter	$7.51	$5.04	$11.60	$4.27
Third Quarter	8.62	6.87	13.38	8.15
Second Quarter	9.82	5.22	14.65	9.80
First Quarter	6.46	3.19	10.84	7.31

On February 3, 2010, the last reported sale price of our common stock on The NASDAQ Global Select Market was $5.54 per share. As of that date, there were 43 record holders of our common stock.

During the second quarter of 2007, our Board of Directors declared a special one-time cash dividend of $2.45 per share, or $74.9 million in aggregate, which was paid on July 31, 2007, to holders of record on July 19, 2007. We have not paid regular dividends on our common stock. Our Board of Directors will determine whether to pay any dividends in the future. This determination may depend on a variety of factors that our Board of Directors considers relevant, including our financial condition, results of operations, contractual restrictions, capital requirements and business prospects. In addition, our credit agreement limits the aggregate amount of dividends and other distributions that we may pay to shareholders to $25,000,000 plus 50% of Consolidated Net Income, as defined in the credit agreement, for the period after June 30, 2007 through the end of the current fiscal quarter, provided that we are able to borrow at least $15,000,000 under the credit agreement before and after the payment.

Company’s Repurchases of Its Common Stock

The following table provides information about the Company’s common stock repurchases during the fourth quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—	—
November	—	—	—	—
December(1)	8,676	5.74	—	—

Total	8,676	$5.74	—	—

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

We did not sell any equity securities during 2009 that were not registered under the Securities Act.

Item 6.	Selected Financial Data

The following selected consolidated statements of financial position data as of December 31, 2005, 2006, 2007, 2008 and 2009 and related selected consolidated statements of operations data for the years then ended have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP (2005-2007) and Grant Thornton, LLP (2008-2009), both independent registered public accounting firms. The data should be read in connection with the accompanying consolidated financial statements, related notes and other information included herein.

On April 28, 2006, the Company purchased 100% of the outstanding shares of PARC. As a result, the accompanying consolidated financial statements include the accounts of Asset Acceptance Capital Corp. and all direct and indirect subsidiaries, including PARC since the date of acquisition.

On April 15, 2008, Rx Acquisitions, LLC was merged with and into Asset Acceptance, LLC, with the result that, by operation of law, all assets of Rx Acquisitions, LLC were vested in Asset Acceptance, LLC and all obligations of Rx Acquisitions, LLC were assumed by Asset Acceptance, LLC. Subsequent to the merger, all ownership interests in Asset Acceptance, LLC continued to be owned by Asset Acceptance Holdings, LLC.

On August 31, 2009, a reorganization was completed that merged AAC Investors, Inc., RBR Holding Corp., and Asset Acceptance Holdings, LLC (“Non-Operating Subsidiaries”) with Asset Acceptance Capital Corp. (“AACC”). All assets of the Non-Operating Subsidiaries vested in AACC and all obligations of the Non-Operating Subsidiaries were assumed by AACC. As a result of this reorganization, Asset Acceptance, LLC, Consumer Credit, LLC and PARC became direct wholly-owned subsidiaries of AACC. For more detailed information about our corporate history, the PARC acquisition and the Reorganization, see “Item 1. Business—History”.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share and dividend data)
STATEMENT OF OPERATIONS DATA:
Revenues
Purchased receivable revenues, net	$171,275	$232,901	$245,692	$251,693	$252,196
Gain (loss) on sale of purchased receivables	399	165	840	2,954	(26)
Other revenues, net	813	1,146	1,466	226	514

Total revenues	172,487	234,212	247,998	254,873	252,684

Expenses
Salaries and benefits	77,666	83,348	82,917	82,274	76,107
Collections expense	89,095	89,459	99,387	79,367	73,975
Occupancy	7,588	7,727	9,138	8,967	8,352
Administrative	8,694	10,511	10,529	8,376	8,582
Restructuring charges	—	—	906	—	—
Depreciation and amortization	4,107	3,955	4,275	4,179	3,339
Impairment of assets	1,168	616	267	—	—
Loss on disposal of equipment and other assets	355	222	137	23	32

Total operating expenses	188,673	195,838	207,556	183,186	170,387

(Loss) income from operations	(16,186)	38,374	40,442	71,687	82,297
Other income (expense)
Interest expense	(10,169)	(13,024)	(8,146)	(646)	(567)
Interest income	34	32	471	2,035	1,143
Other	130	22	151	(12)	51

(Loss) income before income taxes	(26,191)	25,404	32,918	73,064	82,924
Income tax (benefit) expense	(9,757)	9,681	12,512	27,546	31,657

Net (loss) income	$(16,434)	$15,723	$20,406	$45,518	$51,267

Net (loss) income per share basic	$(0.54)	$0.51	$0.63	$1.24	$1.38
Net (loss) income per share diluted	$(0.54)	$0.51	$0.63	$1.24	$1.38
Weighted-average shares basic	30,634	30,566	32,517	36,589	37,225
Weighted-average shares diluted	30,634	30,592	32,604	36,621	37,270
Dividends per common share	$—	$—	$2.45	$—	$—

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
FINANCIAL POSITION DATA:
Cash	$4,935	$6,043	$10,474	$11,307	$50,519
Purchased receivables, net	319,772	361,809	346,199	300,841	248,991
Total assets	366,416	408,171	395,409	350,583	323,942
Deferred tax liability, net	57,525	64,470	60,165	60,632	58,584
Total debt, including capital lease obligations	160,301	181,550	191,268	17,080	187
Total stockholders’ equity	123,097	136,628	122,419	256,178	249,460

	Years Ended December 31,
	2009	2008	2007	2006		2005
	(in thousands, except percentages)
OPERATING AND OTHER FINANCIAL DATA:
Cash collections	$334,031	$369,578	$371,178	$340,870		$319,910
Operating expenses to cash collections	56.5%	53.0%	55.9%	53.7%		53.3%
Acquisitions of purchased receivables at cost(1)	$121,887	$154,173	$169,434	$142,243	(2)	$100,749
Acquisitions of purchased receivables at face value	$4,459,775	$3,806,858	$5,199,993	$5,622,602	(2)	$4,096,812
Acquisitions of purchased receivables cost as a percentage of face value	2.73%	4.05%	3.26%	2.53	%(2)	2.46%

(1)

Amount of purchased receivables at cost refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	Includes portfolios from the acquisition of PARC on April 28, 2006 with a face value of $1.1 billion that were allocated a purchase price value of $8.3 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to the differences include those discussed in “Item 1A. Risk Factors”, as well as those discussed elsewhere in this Annual Report. The references in this Annual Report to the U.S. Federal Reserve Board are to the Federal Reserve Statistical Release, dated February 5, 2010 and the Federal Reserve Consumer Credit Historical Data website (www.federalreserve.gov/releases/g19/hist/) or the Federal Reserve Charge-Off and Delinquency Rates on Loans and Leases at Commercial Banks website (www.federalreserve.gov/releases/chargeoff/).

Company Overview

We have been purchasing and collecting charged-off accounts receivable portfolios from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, healthcare providers, telecommunications and utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount. Over the last ten years, we purchased 1,090 consumer debt portfolios, with an original charged-off face value of $40.4 billion for an aggregate purchase price of $998.0 million, or 2.47% of face value, net of buybacks. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits.

Macro-economic factors over the past year have influenced us both positively and negatively. Macro-economic factors such as reduced availability of credit for consumers, falling residential real estate values, elevated unemployment rates, low consumer confidence and other factors have had a negative impact on us by making it more difficult to collect from consumers on the charged-off accounts receivable portfolios (“paper”) we have acquired. Conversely, as a result of these negative macro-economic factors, the supply of available paper has increased while prices we pay for that paper have declined.

Total cash collections during 2009 did not meet our expectations, particularly on our older vintages of paper and were below cash collections in 2007 and 2008. We believe the decline in cash collections was caused by negative macro-economic factors and amplified by our strategy to decrease purchasing in the first half of 2009 to save resources and build capacity to purchase paper in the second half of the year. We reduced purchasing in the first half of 2009 in anticipation of increased supply and therefore lower prices in the second half of the year which we expected to generate better returns than if we had invested the same amounts earlier. However, by following this strategy, we generated lower cash collections on 2009 investments in purchased receivables than if we had invested more in paper earlier in the year. The economy is not expected to dramatically improve in the near term; as a result we expect the collections environment to continue to be difficult in 2010.

We generally account for our revenues on our purchased receivables by using the interest method of accounting (“Interest Method”) in accordance with U.S. generally accepted accounting principles, which requires us to make reasonable estimates of the timing and amount of future cash collections. We use the cost recovery method when collections on a particular portfolio cannot be reasonably predicted. The estimates used in the Interest Method to calculate the projected internal rate of return (“IRR”) on our portfolios are primarily based on historical cash collections and payer dynamics. We recognized a significant loss in the fourth quarter and for the full year 2009. The loss resulted primarily from the recognition of significant impairments on our purchased receivables. Impairments are generated when yields assigned to portfolios under the Interest Method of accounting are too high in relation to the timing and/or amount of current or estimated future collections. The difficult macro-economic environment has resulted in reduced cash collections particularly on the 2006 and older vintages of paper, relative to our collection forecasts used for revenue recognition purposes. Collection expectations on these older vintages were set and sometimes increased while operating in a better economic environment. In the fourth quarter of 2009, in connection with the preparation of our financial statements for the quarter and year ended December 31, 2009, we observed a significant difference between our estimated and actual cash collections, which caused us to perform a more in-depth review of our portfolios and their expected future performance. Since we expect continued pressure on cash collections relative to expectations given the challenging macro-economic environment and the age of this paper, we discounted our expectation of future cash collections on the 2004-2007 vintages of paper by $101.2 million and recognized significant impairments to the carrying value as a result of this change in estimate. The discounted collections forecast, along with other impairments, resulted in the recognition of net impairments of $32.4 million and $49.5 million during the fourth quarter and full year of 2009, respectively.

We amended our credit agreement during the fourth quarter of 2009. The amendment included an increase in average interest rates and adjustments to the financial covenants, which we expected to provide additional borrowing capacity compared to the previous terms of the agreement. However, with the significant net loss recognized in the fourth quarter and for the full year of 2009 we will have limited borrowing capacity under the adjusted financial covenants. We believe however, that we have sufficient capacity in our credit agreement when combined with anticipated cash flows from operations to fund investments in purchased receivables at or above historical levels. Net losses in future periods however, could further limit our ability to borrow against the revolving credit facility. As of December 31, 2009, the most restrictive financial covenant is the Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth, as defined, which restricts additional borrowings on the revolving credit facility to approximately an additional $25.9 million.

Our results are influenced by certain industry and economic trends, including:

•

Levels of consumer debt obligations—According to the U.S. Federal Reserve Board, the amount of outstanding revolving and non-revolving consumer credit was $2.5 trillion in December 2009. High levels of consumer debt obligations could indicate an increase in future charges-offs and increased supply of paper for us. Although, tightening credit standards or other factors in the future may result in lower consumer credit outstanding.

•

Charge-off rates—According to the U.S. Federal Reserve Board for the third quarter of 2009, the charge-off rate, the rate at which accounts are charged-off measured as a percentage of total debt outstanding, has increased each quarter during 2009, indicating that the favorable supply environment for debt purchasers is likely to continue.

•

Supply and pricing environment for purchased receivables—The supply of purchased receivables is influenced by the levels of consumer debt obligations and charge-off rates. Prices for charged-off receivables have generally been decreasing since mid-2007.

•

Impact of macro-economic factors—Macro-economic factors affect consumer’s ability to satisfy outstanding debt. The residential real estate market in the United States began to experience a significant downturn in the second half of 2007 and real estate values generally remained depressed during 2009. The unemployment rate and the number of individual bankruptcy filings remained elevated during 2009, leaving individual consumers with less resources available to satisfy their debt and resulting in a more challenging collection environment.

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated:

	Percent of Total Revenues			Percent of Cash Collections
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007
Revenues
Purchased receivable revenues	99.3%	99.4%	99.1%	51.3%	63.0%	66.2%
Gain on sale of purchased receivables	0.2	0.1	0.3	0.1	0.1	0.2
Other revenues	0.5	0.5	0.6	0.2	0.3	0.4

Total revenues	100.0	100.0	100.0	51.6	63.4	66.8

Expenses
Salaries and benefits	45.0	35.6	33.4	23.3	22.5	22.3
Collections expense	51.7	38.2	40.1	26.7	24.2	26.8
Occupancy	4.4	3.3	3.7	2.3	2.1	2.5
Administrative	5.0	4.5	4.2	2.6	2.8	2.8
Restructuring charges	0.0	0.0	0.4	0.0	0.0	0.2
Depreciation and amortization	2.4	1.7	1.7	1.2	1.1	1.2
Impairment of assets	0.7	0.3	0.1	0.3	0.2	0.1
Loss on disposal of equipment and other assets	0.2	0.1	0.1	0.1	0.1	0.0

Total operating expense	109.4	83.7	83.7	56.5	53.0	55.9

(Loss) income from operations	(9.4)	16.3	16.3	(4.9)	10.4	10.9
Other income (expense)
Interest expense	(5.9)	(5.6)	(3.3)	(3.0)	(3.5)	(2.2)
Interest income	0.0	0.0	0.2	0.0	0.0	0.1
Other	0.1	0.1	0.1	0.0	0.0	0.1

(Loss) income before income taxes	(15.2)	10.8	13.3	(7.9)	6.9	8.9
Income tax (benefit) expense	(5.7)	4.1	5.1	(3.0)	2.6	3.4

Net (loss) income	(9.5)%	6.7%	8.2%	(4.9)%	4.3%	5.5%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues is the difference between cash collections and amortization (of purchased receivables).

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
(in millions)	2009	2008	Change	Percentage Change	2009	2008
Cash collections	$334.0	$369.6	$(35.6)	(9.6)%	100.0%	100.0%
Purchased receivable amortization	162.7	136.7	26.0	19.1	48.7	37.0
Purchased receivable revenues	171.3	232.9	(61.6)	(26.5)	51.3	63.0

The decrease in purchased receivable revenues is the result of lower cash collections and higher amortization, including net impairments, in 2009 compared to 2008.

We believe that the lower cash collections is primarily a result of macro-economic factors affecting consumers’ liquidity and their ability to repay their obligations. Macro-economic factors reducing consumers’ ability to pay include the unemployment rate, which increased from 7.4% at December 2008 to 10.0% at December 2009, falling residential real estate values and a tighter credit environment for consumers, among other factors. In addition, we reduced purchasing in the first half of 2009 in anticipation of increased supply and therefore lower prices in the second half of the year. We purchased over 65% of our receivables during 2009 in the second half of the year, including 35% of our total purchases in the fourth quarter alone. By following this strategy, we generated lower cash collections on 2009 investments in purchased receivables than if we had invested more in paper earlier in the year. Cash collections for the years ended December 31, 2009 and 2008 include collections from fully amortized portfolios of $63.2 million and $78.6 million, respectively, of which 100% were reported as revenue. In addition, our portfolios become more difficult to collect as they age, and we expect that performance on our older vintages, particularly 2006 and earlier, will not recover from the current economic downturn. We expect the macro-economic environment to continue to negatively affect collections during 2010.

The increase in amortization of purchased receivables in 2009 compared to 2008 is primarily the result of a $36.5 million increase in net impairments, partially offset by lower amortization of purchased receivables balances caused by lower collections. Recently, we have experienced shortfalls in our actual cash collections versus our expectations, most notably on purchases made before 2007. We believe collections on these older vintages have been impacted to a greater extent by the challenging collections environment and because the accounts are older and the collection methods that we use often become less effective as accounts age. We continually review a number of factors related to our forecast of cash collections. In the fourth quarter of 2009, in connection with the preparation of our financial statements for the quarter and year ended December 31, 2009, we observed a significant difference between our estimated and actual cash collections, which caused us to perform a more in-depth review of our portfolios and their expected future performance. Based on our review, we now expect these older vintages to continue to underperform our previous collections forecasts. This reduction in future expectations of cash collections on the 2004-2007 vintages resulted in an impairment of $32.4 million during the fourth quarter of 2009. Total net impairments recognized in 2009 were $49.5 million compared to $13.0 million for 2008.

We believe that the discount we applied to the estimated remaining collections on the 2004-2007 vintages, should reduce the magnitude of impairments resulting from the economic downturn recognized on those vintages in the future. The 2008 and later paper is not experiencing the same magnitude decline in collections as compared to expectations, generally because the initial expectations for these purchases were set at lower levels commensurate with the economic downturn in existence at the time of those purchases. We expect to continue to set more conservative initial expectations on purchases in the near future as we recover from the economic downturn.

Purchased receivable revenues fluctuate based on changes in the balance of purchased receivables, the IRR applied to each portfolio and the amount of net impairments recognized. Impairments are generated when current yields assigned to portfolios are too high in relation to the timing and/or amount of current or future collections. When cash collections decline a larger portion of collections is allocated to revenue and less is allocated to amortization of portfolio balances. Portfolio balances that amortize too slowly in relation to current or expected collections lead to impairments, which increase the amount of amortization and offset revenue.

The amortization rate of 48.7% for 2009 increased 11.7 percentage points from the amortization rate of 37.0% for 2008. We are experiencing lower collection rates relative to purchase price than we have historically for all vintage years. The economic downturn has lowered the amounts that we collect on our investments in purchased receivables, and combined with higher prices on the older vintages due to increased competition during the 2005-2007 timeframe, is causing an increase in total amortization as a percentage of cash collection.

Refer to “Supplemental Performance Data” on Page 41 for a summary of purchased receivable revenues and amortization rates by year of purchase.

Revenues on portfolios purchased from our top three sellers during vintage years 1997 through 2009 were $55.2 million and $62.6 million for the years ended December 31, 2009 and 2008, respectively, with one of the three sellers included in the top three in both twelve month periods.

Investments in Purchased Receivables

We generate revenue from our investments in portfolios of charged-off consumer accounts receivable. Ongoing investments in purchased receivables are critical to continued generation of revenues. From period to period, we may buy charged-off receivables of varying age, types and demographics. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next. Total purchases consisted of the following:

	Years Ended December 31,
(in millions, net of buybacks)	2009	2008	Change	Percent
Acquisitions of purchased receivables at cost	$121.9	$154.2	$(32.3)	(20.9)%
Acquisitions of purchased receivables at face value	$4,459.8	$3,806.9	$652.9	17.2%
Percentage of face value	2.73%	4.05%

Our investment in purchased receivables declined in 2009 versus 2008 because of our strategy to defer purchasing into the latter part of the year with the expectation that pricing would continue to improve and that our investments would generate better returns if we purchased at lower price points by waiting. Additionally, we were cautious in our investments because borrowing under our credit facility to fund investments in purchased receivables was potentially limited by our then existing financial covenants that had scheduled step downs during 2009. We considered amending the credit facility to create additional capacity to purchase in late 2008 and the first half of 2009, but the credit markets were under substantial disruption which made it difficult to justify amending the credit facility given the anticipated additional cost, both up front and ongoing. During the fourth quarter of 2009, the credit markets were more stable allowing us to amend the credit facility under more favorable terms than if we had amended it before then. The amendment increased the interest rates we pay and adjusted the financial covenants.

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired. Forward flow purchases consisted of the following:

	Years Ended December 31,
(in millions, net of buybacks)	2009	2008	Change	Percent
Forward flow purchases, at cost	$60.1	$90.0	$(29.9)	(33.2)%
Forward flow purchases, at face value	$1,848.0	$1,654.2	$193.8	11.7%
Percentage of face value	3.25%	5.44%
Percentage of forward flow purchases, at cost of total purchasing	49.3%	58.4%
Percentage of forward flow purchases, at face value of total purchasing	41.4%	43.4%

Investments in forward flow contracts declined in 2009 from 2008 in substantially the same proportion as our total purchases declined for the same period. Because we expected pricing to decline during 2009, we were selective in entering into forward flow commitments during the early part of the year so that we weren’t locked into above market pricing later in the year. Additionally, since some forward flow contracts are of a twelve-

month duration and we did not commit early in the year, we lost the opportunity to invest in these contracts during the latter part of 2009. Purchases from forward flows in 2009 included 80 portfolios from 12 forward flow contracts. Purchases from forward flows in 2008 included 124 portfolios from 14 forward flow contracts.

Operating Expenses

Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because amortization rates, the difference between cash collections and revenues recognized, vary from year to year. Amortization rates vary due to seasonality of collections, impairments and other factors and can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.

The following table summarizes the significant components of our operating expenses:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
(in millions)	2009	2008	Change	Percentage Change	2009	2008
Salaries and benefits	$77.7	$83.3	$(5.6)	(6.8)%	23.3%	22.5%
Collections expense	89.1	89.5	(0.4)	(0.4)	26.7	24.2
Occupancy	7.6	7.7	(0.1)	(1.8)	2.3	2.1
Administrative	8.7	10.5	(1.8)	(17.3)	2.6	2.8
Other	5.6	4.8	0.8	17.5	1.6	1.4

Total operating expenses	$188.7	$195.8	$(7.1)	(3.7)%	56.5%	53.0%

The majority of the decrease in operating expenses is a result of reductions in salaries and benefits, collections expense and administrative expenses. As we experienced year over year declines in cash collections, we reduced operating expenses to reflect the lower levels of cash collections. While the dollar amount of operating expenses declined, some categories of operating expenses increased as a percentage of cash collections because the decline in cash collections was greater than the decline in operating expenses. We did not reduce operating expenses proportionately to the decline in cash collections in anticipation of increased purchasing in the second half of 2009 and into 2010.

Salaries and Benefits. Salaries and benefits expense decreased because of lower variable incentive compensation and benefits driven by lower cash collections. The following table summarizes the significant components of our salaries and benefits expense:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
(in millions)	2009	2008	Change	Percentage Change	2009	2008
Compensation—revenue generating	$47.3	$51.0	$(3.7)	(7.3)%	14.2%	13.8%
Compensation—administrative	15.4	16.0	(0.6)	(4.2)	4.6	4.3
Benefits and other	15.0	16.3	(1.3)	(7.9)	4.5	4.4

Total salaries and benefits	$77.7	$83.3	$(5.6)	(6.8)%	23.3%	22.5%

The decrease in collections resulted in lower variable compensation expense for in-house account representatives. In addition, we reduced incentive compensation for management because of declining performance metrics and have suspended the Company matching component of our 401(k) plan. In June of 2009, we began an initiative to increase the number of in-house account representatives. By the end of the year, we increased those associates by approximately 20% from mid-second quarter levels. Variable compensation will have an impact on salaries and benefits expense in 2010, depending on the level of cash collections and achievement of incentive goals.

Collections Expense. Overall, collections expense was relatively flat year over year. The following table summarizes the significant components of collections expense and the changes in each:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
(in millions)	2009	2008	Change	Percentage Change	2009	2008
Forwarding fees	$37.5	$34.9	$2.6	7.4%	11.2%	9.5%
Court and process server costs	22.8	23.7	(0.9)	(3.8)	6.8	6.4
Lettering campaign and telecommunications costs	17.6	18.0	(0.4)	(2.5)	5.3	4.9
Data provider costs	5.8	6.8	(1.0)	(15.4)	1.7	1.8
Other	5.4	6.1	(0.7)	(8.9)	1.7	1.6

Total collections expense	$89.1	$89.5	$(0.4)	(0.4)%	26.7%	24.2%

Forwarding fees include fees paid to third parties to collect on our behalf. These fees increased in 2009 compared to 2008 because of higher rates paid, partially offset by reduced cash collections generated by third parties. The percent of gross cash collections from such third party relationships were 32.9% and 30.9% for 2009 and 2008, respectively. Rates paid to forwarding agencies vary based on the age and type of paper that we outsource. Late in 2009, we began incurring costs related to our agency relationship with a firm in India, which we have engaged to collect on our behalf using our technology and collections model under a per seat fee arrangement. We expect fees paid under this relationship to increase in 2010 as the number of seats increases. Court costs and process server costs decreased year over year as we reduced the activity in these categories. In 2008, we entered into a third party relationship that has allowed us to better match legal costs with the associated collections. During 2008 and 2009, this relationship has resulted in lower court costs offset by higher forwarding fees based on cash collections. In the future, we expect to place fewer accounts with this third party. During 2009, we became more selective in our variable collection activities, such as telecommunications, lettering campaigns, and use of data provider services, resulting in reductions in the related expenses.

Occupancy. While occupancy expense remained consistent in 2009 compared to 2008, we continue to review our capacity to ensure we are utilizing all of our space effectively. In late 2008, we entered into a sublease agreement, which will expire in early 2010, for a portion of our now abandoned Phoenix facility. In addition, during 2009, we entered into two new lease agreements to replace our facilities in San Antonio and Phoenix (now located nearby in Tempe). The new lease agreements in San Antonio and Tempe are for less space than the prior agreements, which we expect to reduce occupancy expense in future periods.

Administrative. Administrative expenses decreased during 2009 in almost all areas, reflecting on our focus on cost control. We intend to continue to be diligent in controlling these costs even as collections return to pre-2009 levels.

Impairment of Assets. Impairment of our trademark and trade names intangible asset was $1.2 million for the year ended December 31, 2009. We performed an assessment of the fair value of the asset using a discounted cash flow methodology and determined that it was below the carrying value, primarily as a result of a decline in business activity related to the asset. During 2008, we decided to no longer service medical receivables on a contingent fee basis. As a result, we recognized a charge of $0.4 million to impair the net carrying balance of intangible assets for customer contracts and relationships associated with the contingent medical collection business. We also recognized an impairment charge of $0.2 million in the fourth quarter of 2008 to write-off an investment in a new software product after a decision to discontinue its implementation.

Interest Expense. Interest expense was $10.2 million for the year ended December 31, 2009, a decrease of $2.8 million compared to interest expense of $13.0 million for 2008. Interest expense was 3.0% of cash collections during 2009 compared with 3.5% for 2008. The decrease in interest expense was due to lower interest rates and decreased average borrowings during 2009 compared to the same period in 2008. Average borrowings were $153.0 million for the year ended December 31, 2009 compared to $177.7 million for 2008. During the fourth quarter of 2009, we entered into an amendment to our credit agreement, which included an increase in average interest rates and changes to the financial covenants. As a result, interest expense will be higher in future periods than it would have been under the terms of the agreement prior to amendment. The increase in interest rates will have the effect of increasing interest expense by approximately $1.6 million in 2010, if our average borrowing levels remain consistent. Refer to “Liquidity and Capital Resources” for additional information.

Income Taxes. We recognized an income tax benefit of $9.8 million for the year ended December 31, 2009 compared to income tax expense of $9.7 million for the same period in 2008. The current year tax benefit reflects a federal tax rate of 34.2% and a state tax rate of 3.1% (net of federal tax effect). For the year ended December 31, 2008, the federal tax rate was 35.0% and state tax rate was 3.1% (net of federal tax effect). The 0.8 percentage point decrease in the federal tax rate was the effect of permanent book verses tax differences and the net effect of state taxes. The overall decrease in tax expense was primarily a result of the pre-tax loss of $26.2 million for the year ended December 31, 2009 compared to pre-tax income of $25.4 million for the same period of 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of delinquent or charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues is the difference between cash collections and amortization (of purchase receivables).

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
(in millions)	2008	2007	Change	Percentage Change	2008	2007
Cash collections	$369.6	$371.2	$(1.6)	(0.4)%	100.0%	100.0%
Purchased receivable amortization	136.7	125.5	11.2	8.9	37.0	33.8
Purchased receivable revenues	232.9	245.7	(12.8)	(5.2)	63.0	66.2

Purchased receivable revenues reflect an amortization rate, or the difference between cash collections and revenue, of 37.0% for the year ended December 31, 2008, an increase of 3.2 percentage points, from the amortization rate of 33.8% for the year ended December 31, 2007. The increased amortization rate is primarily due to lower average internal rates of return assigned to recent years’ purchases as well as placing the first quarter of 2005 aggregate and all healthcare portfolios on the cost recovery method. Purchased receivable revenues reflect net impairments recognized during the year ended December 31, 2008 and 2007 of $13.0 million and $24.4 million, respectively. Cash collections for the years ended December 31, 2008 and 2007 include collections from fully amortized portfolios of $78.6 million and $82.0 million, respectively, of which 100% were reported as revenue.

Investments in Purchased Receivables

We generate revenue from our investments in portfolios of delinquent or charged-off consumer accounts receivable. Ongoing investments in purchased receivables are critical to continued generation of revenues. From period to period, we may buy charged-off receivables of varying age, types and demographics. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next. Total purchases consisted of the following:

	Years Ended December 31,
(in millions)	2008	2007	Change	Percent
Acquisitions of purchased receivables at cost	$154.2	$169.4	$(15.2)	(9.0)%
Acquisitions of purchased receivables at face value	$3,806.9	$5,200.0	$(1,393.1)	(26.8)%
Percentage of face value	4.05%	3.26%

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired. Forward flow purchases consisted of the following:

	Years Ended December 31,
(in millions)	2008	2007	Change	Percent
Forward flow purchases, at cost	$90.0	$24.2	$65.8	272.2%
Forward flow purchases, at face value	$1,654.2	$451.3	$1,202.9	266.5%
Percentage of face value	5.44%	5.36%
Percentage of forward flow purchases, at cost of total purchasing	58.4%	14.3%
Percentage of forward flow purchases, at face value of total purchasing	43.4%	8.7%

Purchases from forward flows in 2008 included 124 portfolios from 14 forward flow contracts. Purchases from forward flows in 2007 included 79 portfolios from nine forward flow contracts. Revenues on portfolios purchased from our top three sellers during vintage years 1997 through 2008 were $62.6 million and $70.1 million during the years ended December 31, 2008 and 2007, respectively. The top three sellers were the same in both of the twelve month periods. From period to period, we may buy charged-off receivables of varying age, types and cost. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next. We believe the increase in the blended rate we paid in 2008 of 4.05% versus the blended rate paid in 2007 of 3.26% was the result of purchasing higher quality portfolios of charged-off receivables in the current year. The higher blended rate paid in 2008 relative to 2007 did not reflect overall market prices, which were lower in 2008 than in 2007 for comparable portfolios.

Operating Expenses

Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because amortization rates, the difference between cash collections and revenues recognized, vary from year to year. Amortization rates vary due to seasonality of collections, impairments and other factors and can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.

The following table summarizes the significant components of our operating expenses:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
(in millions)	2008	2007	Change	Percentage Change	2008	2007
Salaries and benefits	$83.3	$82.9	$0.4	0.5%	22.5%	22.3%
Collections expense	89.5	99.4	(9.9)	(10.0)	24.2	26.8
Occupancy	7.7	9.1	(1.4)	(15.4)	2.1	2.5
Administrative	10.5	10.5	—	—	2.8	2.8
Other	4.8	5.7	(0.9)	(16.5)	1.4	1.5

Total operating expenses	$195.8	$207.6	$(11.8)	(5.6)%	53.0%	55.9%

The majority of the decrease in operating expenses is a result of reductions in collections expense, occupancy expense and restructuring charges.

Salaries and Benefits. Salaries and benefits expense increased because of higher share-based compensation. The following table summarizes the significant components of our salaries and benefits expense:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
(in millions)	2008	2007	Change	Percentage Change	2008	2007
Compensation—revenue generating	$51.0	$52.0	$(1.0)	(1.9)%	13.8%	14.0%
Compensation—administrative	16.0	14.9	1.1	7.6	4.3	4.0
Benefits and other	16.3	16.0	0.3	1.9	4.4	4.3

Total salaries and benefits	$83.3	$82.9	$0.4	0.5%	22.5%	22.3%

Salaries and benefits expense increased primarily because of a $0.5 million increase in share-based compensation expense, which was partially offset by a $0.1 million decrease in compensation expense (other than share-based compensation expense). However, the decrease in cash collections was more than the decrease in salaries and benefits expense.

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

Collections Expense. Collections expense decreased significantly during the year which resulted from savings in our variable expenses offset by higher forwarding fees for our third party agency relationships. The following table summarizes the significant components of collections expense and the changes in each:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
(in millions)	2008	2007	Change	Percentage Change	2008	2007
Forwarding fees	$34.9	$29.2	$5.7	19.5%	9.5%	7.9%
Court and process server costs	23.7	35.8	(12.1)	(33.7)	6.4	9.6
Lettering campaign and telecommunications costs	18.0	20.4	(2.4)	(11.7)	4.9	5.5
Data provider costs	6.8	6.0	0.8	14.0	1.8	1.6
Other	6.1	8.0	(1.9)	(25.3)	1.6	2.2

Total collections expense	$89.5	$99.4	$(9.9)	(10.0)%	24.2%	26.8%

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

Administrative. Administrative expenses for the year ended December 31, 2008 include increased fees for outside advisors and consultants and lower share-based compensation expense for non-associate directors. Administrative expenses for the year ended December 31, 2007 include $0.5 million in share-based compensation expense for our non-associate directors relating to an amendment to our 2004 stock incentive plan to add an anti-dilution provision.

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

Impairment of Assets. Impairment of assets was $0.6 million for the year ended December 31, 2008, an increase of $0.3 million compared to impairment of assets of $0.3 million for the year ended December 31, 2007. During the first quarter of 2008, we decided to no longer service medical receivables on a contingent fee basis. As a result, we recognized an impairment charge of $0.4 million related to the net carrying value of intangible assets for customer contracts and relationships associated with the contingent collection business. In addition, an impairment charge of $0.2 million that had been invested in a new software product was recognized in the fourth quarter of 2008 related to the decision to discontinue the implementation of this product. In 2007, an associate was released from his non-compete and employment agreements, resulting in a $0.3 million impairment charge for the remaining balance of his non-compete agreement.

Interest Expense. Interest expense was $13.0 million for the year ended December 31, 2008, an increase of $4.9 million compared to interest expense of $8.1 million for the year ended December 31, 2007. Interest expense was 3.5% of cash collections during the year ended December 31, 2008 compared with 2.2% for the same period in 2007. The increase in interest expense was due to increased average borrowings during the year ended December 31, 2008 compared to the same period in 2007. Average borrowings during the year ended December 31, 2008 reflect borrowings under our $150.0 million term loan facility that was funded on June 12, 2007 to finance our modified “Dutch auction” tender offer and special one-time cash dividend. Interest expense also includes the amortization of deferred financing costs of $0.5 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively.

In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates, equal to three-month LIBOR, for fixed rates. The notional amount of the swap was $125.0 million until September 2008 when the notional amount declined to $100.0 million of the outstanding balance on our term loan. This interest rate swap is designated and qualifies as a cash flow hedge and the effective portion of the gain or loss on such hedge is reported as a component of other comprehensive income in the accompanying consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in earnings. For the years ended December 31, 2008 and 2007, the ineffective portion of the change in fair value of the derivative recorded in earnings was not material.

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

Supplemental Performance Data

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase as of December 31, 2009:

Year of Purchase	Number of Portfolios	Purchase Price(1)	Cash Collections	Estimated Remaining Collections(2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	(dollars in thousands)
2003	76	$87,147	$424,897	$9,825	$434,722	499%
2004	106	86,538	255,843	19,423	275,266	318
2005	104	100,749	192,914	16,756	209,670	208
2006(4)	154	142,243	267,472	66,647	334,119	235
2007	158	169,434	199,343	131,834	331,177	195
2008	164	154,174	125,387	237,143	362,530	235
2009	123	121,887	27,926	304,344	332,270	273

Total	885	$862,172	$1,493,782	$785,972	$2,279,754	264%

(1)

Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as “buybacks”) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)

Estimated remaining collections are based on historical cash collections. Please refer to forward-looking statements within Item 1A. “Risk Factors” on page 14 and “Critical Accounting Policies” on page 50 for further information regarding these estimates.

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

(4)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of December 31, 2009:

Year of Purchase	Unamortized Balance	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
	(dollars in thousands)
2003	$2,485	$87,147	2.9%	0.8%
2004	8,463	86,538	9.8	2.6
2005	9,277	100,749	9.2	2.9
2006(2)	33,151	142,243	23.3	10.4
2007	64,238	169,434	37.9	20.1
2008	87,760	154,174	56.9	27.4
2009	114,398	121,887	93.9	35.8

Total	$319,772	$862,172	37.1%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the buybacks less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)	Includes portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

The following table summarizes purchased receivable revenues and amortization rates by year of purchase:

	Year ended December 31, 2009
Year of Purchase	Collections	Revenue	Amortization Rate(1)	Monthly Yield(2)	Net Impairments	Zero Basis Collections
2004 and prior	$76,818,620	$59,351,726	N/M	N/M	$9,916,500	$51,005,995
2005	22,725,619	2,276,130	90.0%	0.88%	11,770,000	1,968,651
2006	53,239,336	19,573,500	63.2	3.00	19,855,000	6,523,756
2007	69,890,696	31,214,488	55.3	3.05	6,994,000	3,204,897
2008	83,430,138	38,422,017	53.9	2.91	969,254	332,543
2009	27,926,188	20,437,420	26.8	3.98	—	124,996

Totals	$334,030,597	$171,275,281	48.7%	4.27%	$49,504,754	$63,160,838

	Year ended December 31, 2008
Year of Purchase	Collections	Revenue	Amortization Rate(1)	Monthly Yield(2)	Net Impairments	Zero Basis Collections
2003 and prior	$86,570,398	$80,343,561	N/M	N/M	$(1,575,800)	$66,525,760
2004	32,275,692	22,173,829	31.3%	6.93%	4,582,964	3,707,110
2005	35,638,117	14,871,669	58.3	3.13	4,698,986	80,738
2006	79,953,394	50,894,934	36.3	5.30	4,627,497	7,493,922
2007	93,183,368	44,063,847	52.7	2.88	688,813	715,897
2008	41,957,161	20,552,942	51.0	2.68	18,276	101,294

Totals	$369,578,130	$232,900,782	37.0%	5.60%	$13,040,736	$78,624,721

	Year ended December 31, 2007
Year of Purchase	Collections	Revenue	Amortization Rate(1)	Monthly Yield(2)	Net Impairments	Zero Basis Collections
2002 and prior	$76,116,507	$66,025,915	N/M	N/M	$162,500	$58,044,676
2003	58,359,295	40,038,019	31.4%	16.78%	1,535,000	14,016,641
2004	48,093,005	29,760,455	38.1	6.09	8,259,700	3,179,675
2005	50,811,376	23,481,703	53.8	3.00	13,803,000	68,282
2006	101,529,155	67,517,073	33.5	4.95	633,300	6,726,167
2007	36,269,125	18,868,574	48.0	2.43	—	—

Totals	$371,178,463	$245,691,739	33.8%	6.60%	$24,393,500	$82,035,441

(1)	“N/M” indicates that the calculated percentage is not meaningful.

(2)

The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

Account Representative Tenure and Productivity

We measure traditional call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays our account representative experience:

Account Representatives by Experience

	Years Ended December 31,
	2009	2008	2007(3)
Number of account representatives:
One year or more(1)	587	515	558
Less than one year(2)	422	437	356

Total account representatives	1,009	952	914

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.

(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new associates in training.

(3)	Certain associates have been reclassified to make the 2007 disclosures comparable to current periods.

The following table displays our account representative productivity:

Overall Account Representative Collection Averages

	Years Ended December 31,
	2009	2008	2007(1)
Overall collection averages	$141,141	$173,209	$193,000

(1)	The overall collection average has been reclassified to conform to the current period presentation.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis:

Historical Collections(1)

Year of Purchase	Purchase Price(3)	Years Ended December 31,
		2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(dollars in thousands)
Pre-2000		$35,110	$29,994	$25,315	$19,655	$15,066	$12,287	$9,295	$7,154	$5,025	$3,464
2000	$20,592	8,896	23,444	22,559	20,318	17,196	14,062	10,603	7,410	5,258	3,736
2001	43,029	—	17,630	50,327	50,967	45,713	39,865	30,472	21,714	13,351	8,738
2002	72,255	—	—	22,339	70,813	72,024	67,649	55,373	39,839	24,529	15,957
2003	87,147	—	—	—	36,067	94,564	94,234	79,423	58,359	38,408	23,842
2004	86,538	—	—	—	—	23,365	68,354	62,673	48,093	32,276	21,082
2005	100,749	—	—	—	—	—	23,459	60,280	50,811	35,638	22,726
2006(2)	142,243	—	—	—	—	—	—	32,751	101,529	79,953	53,239
2007	169,434	—	—	—	—	—	—	—	36,269	93,183	69,891
2008	154,174	—	—	—	—	—	—	—	—	41,957	83,430
2009	121,887	—	—	—	—	—	—	—	—	—	27,926

Total		$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$334,031

Cumulative Collections(1)
Year of Purchase	Purchase Price(3)	Total Through December 31,
		2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(dollars in thousands)
2000	$20,592	$8,896	$32,340	$54,899	$75,217	$92,413	$106,475	$117,078	$124,488	$129,746	$133,482
2001	43,029	—	17,630	67,957	118,924	164,637	204,502	234,974	256,688	270,039	278,777
2002	72,255	—	—	22,339	93,152	165,176	232,825	288,198	328,037	352,566	368,523
2003	87,147	—	—	—	36,067	130,631	224,865	304,288	362,647	401,055	424,897
2004	86,538	—	—	—	—	23,365	91,719	154,392	202,485	234,761	255,843
2005	100,749	—	—	—	—	—	23,459	83,739	134,550	170,188	192,914
2006(2)	142,243	—	—	—	—	—	—	32,751	134,280	214,233	267,472
2007	169,434	—	—	—	—	—	—	—	36,269	129,452	199,343
2008	154,174	—	—	—	—	—	—	—	—	41,957	125,387
2009	121,887	—	—	—	—	—	—	—	—	—	27,926

Cumulative Collections as Percentage of Purchase Price(1)
Year of Purchase	Purchase Price(3)	Total Through December 31,
		2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
2000	$20,592	43%	157%	267%	365%	449%	517%	569%	605%	630%	648%
2001	43,029	—	41	158	276	383	475	546	597	628	648
2002	72,255	—	—	31	129	229	322	399	454	488	510
2003	87,147	—	—	—	41	150	258	349	416	460	488
2004	86,538	—	—	—	—	27	106	178	234	271	296
2005	100,749	—	—	—	—	—	23	83	134	169	191
2006(2)	142,243	—	—	—	—	—	—	23	94	151	188
2007	169,434	—	—	—	—	—	—	—	21	76	118
2008	154,174	—	—	—	—	—	—	—	—	27	81
2009	121,887	—	—	—	—	—	—	—	—	—	23

(1)	Does not include proceeds from sales of receivables.

(2)	Includes portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

(3)

Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also referred to as buybacks) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Seasonality

The success of our business depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenue recognized is relatively level, excluding the impact of impairments, due to the application of the provisions prescribed by the Interest Method of accounting. In addition, our operating results may be affected to a lesser extent by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and integrating these receivables into our system. Consequently, income and margins may fluctuate from quarter to quarter.

The following table illustrates our quarterly cash collections:

Cash Collections

Quarter	2009	2008	2007	2006	2005
First	$94,116,937	$100,264,281	$95,853,350	$89,389,858	$80,397,640
Second	87,293,577	95,192,743	95,432,021	89,609,982	84,862,856
Third	77,832,357	90,775,528	90,748,442	80,914,791	78,159,364
Fourth	74,787,726	83,345,578	89,144,650	80,955,115	76,490,350

Total cash collections	$334,030,597	$369,578,130	$371,178,463	$340,869,746	$319,910,210

The following table illustrates cash collections and percentages by source:

	Years ended December 31,
	2009		2008		2007(1)		2006(1)		2005(1)
	$	%	$	%	$	%	$	%	$	%
Traditional collections	$142,426,314	42.6%	$163,207,248	44.1%	$172,899,013	46.6%	$167,037,599	49.0%	$168,237,859	52.6%
Legal collections	141,646,804	42.4	151,077,999	40.9	147,993,920	39.9	134,009,973	39.3	114,685,727	35.8
Other collections	49,957,479	15.0	55,292,883	15.0	50,285,530	13.5	39,822,174	11.7	36,986,624	11.6

Total cash collections	$334,030,597	100.0%	$369,578,130	100.0%	$371,178,463	100.0%	$340,869,746	100.0%	$319,910,210	100.0%

(1)	Certain cash collections have been reclassified to conform to the current period presentation.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth. We believe that cash generated from operations combined with borrowings currently available under our Credit Facilities, will be sufficient to fund our operations for the next twelve months, although no assurance can be given in this regard. In the future, if we need additional capital for investment in purchased receivables, working capital to grow our business or acquire other businesses, we may seek to sell additional equity or debt securities or we may seek to increase the availability under our Revolving Credit Facility.

Borrowings

We maintain a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 and was amended on March 10, 2008 and on October 27, 2009 (the “Credit Agreement”). Under the terms of the Credit Agreement, we have a five-year

$100.0 million revolving credit facility (the “Revolving Credit Facility”), limited to additional borrowings of $25.9 million as of December 31, 2009, and a six-year $150.0 million term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 150 to 250 basis points over prime depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month London Inter Bank Offer Rate (“LIBOR”) contracts at rates between 250 to 350 basis points over the respective LIBOR, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Credit Agreement is secured by a first priority lien on all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of December 31, 2009 were:

•

Leverage Ratio (Consolidated Indebtedness to Adjusted EBITDA defined as consolidated net income, plus interest expense, income tax expense, depreciation, amortization, amortized collections, non-cash losses and non-cash expenses, less extraordinary gains, non-cash gains and non-cash income) cannot exceed (i) 1.5 to 1.0 at any time on or before December 31, 2011 or (ii) 1.25 to 1.0 at any time thereafter;

•

Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth (as defined) cannot exceed (i) 2.5 to 1.0 at any time on or before December 30, 2011, (ii) 2.25 to 1.0 at any time on or after December 31, 2011 and on or before March 30, 2012 or (iii) 2.0 to 1.0 to any time thereafter; and

•

Consolidated Tangible Net Worth (as defined) must equal or exceed $85.0 million plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.

The financial covenants restrict our ability to borrow against the Revolving Credit Facility. At December 31, 2009, total available borrowings on our Revolving Credit Facility were $83.8 million, however, our capacity to borrow under the terms of the agreement was limited to $25.9 million. The limitation is based on the Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth, our most restrictive covenant at December 31, 2009. The net loss during 2009 reduced our borrowing capacity under this covenant by approximately $41.1 million. This borrowing capacity will be reduced further if we incur cumulative net losses in future periods that reduce our Consolidated Tangible Net Worth.

The Credit Agreement contains a provision that requires us to repay Excess Cash Flow (as defined) to reduce the indebtedness outstanding under our Term Loan Facility. The Excess Cash Flow repayment provisions are:

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

As of December 31, 2009, our Leverage Ratio as defined in the Credit Agreement was 1.05 to 1.0. Based on the Excess Cash Flow provisions, we are required to make a prepayment of approximately $9.0 million on the Term Loan Facility in March 2010, related to the results of operations for year ended December 31, 2009. We also made a required prepayment of $2.4 million during the first quarter of 2009 related to the Excess Cash Flow provisions for 2008. Payment of the Excess Cash Flow will not reduce our total borrowing capacity under the Revolving Credit Facility.

Commitment fees on the unused portion of the Revolving Credit Facility are paid quarterly, in arrears, and are calculated as an amount equal to a margin of 0.50% on the average amount available on the Revolving Credit Facility.

The Credit Agreement requires us to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the Term Loan Facility. As such, we have an interest rate swap agreement that hedges a portion of the interest on the Term Loan Facility. Refer to Note 5 of the consolidated financial statements, “Derivative Financial Instruments and Risk Management” for additional information.

We had $160.0 million and $181.6 million of borrowings outstanding on our Credit Facilities at December 31, 2009 and 2008, respectively, of which $143.8 million and $147.8 million was outstanding on the Term Loan Facility and $16.2 million and $33.8 million was outstanding on the Revolving Credit Facility. Along with the Excess Cash Flow prepayment requirements, the Term Loan Facility requires quarterly repayments totaling $1.5 million annually until expiration. The decrease in total outstanding borrowings in 2009 was a result of us repaying a significant portion of the Revolving Credit Facility during the year. The weighted average interest rate on the outstanding borrowings, including the effect of the interest rate swap, at December 31, 2009 was 5.69%. The increase in interest rates resulting from the amendment to the Credit Agreement in 2009 will have the effect of increasing interest expense by approximately $1.6 million in 2010, if our borrowing levels remain consistent.

We were in compliance with the covenants of the Credit Agreement as of December 31, 2009.

Cash Flows

The majority of our purchases of receivables have been funded with internal cash flow and with borrowings against our Revolving Credit Facility. For the year ended December 31, 2009, we invested $120.7 million in purchased receivables, net of buybacks, including receivables accrued for funding in 2010, funded primarily by internal cash flow. Our cash balance decreased from $6.0 million at December 31, 2008 to $4.9 million as of December 31, 2009. We also made net repayments on our Credit Facilities of $21.5 million during 2009.

Our operating activities provided cash of $31.5 million, $39.7 million and $51.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash provided by operating activities for these years was generated primarily from operating income earned through cash collections as adjusted for non-cash items and the timing of payments of income taxes, accounts payable and accrued liabilities. We rely heavily on cash generated from our operating activities to allow us to fund operations and re-invest in purchased receivables. Cash provided by operations has decreased over the past three years as a result of lower cash collections on purchased receivables. In 2009, the decline in cash collections was greater than the corresponding decline in spending on operating expenses. Continued declines in cash collections, if not offset by reductions in operating expenses will further decrease cash provided by operating activities in future periods.

Investing activities used cash of $9.1 million, $33.6 million and $70.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The majority of cash used for investing purposes is for acquisitions of purchased receivables, net of cash collections applied to principal, which is net of buybacks for all vintage years. We intentionally reduced our level of investment in paper during the first half of 2009 to build capacity to invest more in the second half of the year and into 2010, in anticipation of additional declines in pricing. As a result, we did not use as much cash in investing activities in 2009 as in prior years. We believe that we have sufficient capacity in our Credit Agreement when combined with anticipated cash flows from operations to fund investment in purchased receivables at or above historical levels. However, continued pressure on our collections in 2010 coupled with the borrowing constraints under our Revolving Credit Facility may cause 2010 purchasing to be at lower levels than we have seen historically.

We acquired $6.0 million, $5.7 million and $2.4 million in property and equipment in 2009, 2008 and 2007, respectively. The amounts in 2009 and 2008 were primarily related to software and computer equipment for our new collection platform, improvements to our telecommunications systems and our office moves in San Antonio and Tempe. Implementation of the new collection platform is funded through cash flow from operating activities and borrowings under our Revolving Credit Facility.

Financing activities used cash of $23.5 million and $10.5 million for the years ended December 31, 2009 and 2008, and provided cash of $18.3 million for the year ended December 31, 2007. Cash used by financing activities for 2009 and 2008 was primarily due to net repayments on our Revolving Credit Facility and Term Loan Facility of $21.5 million and $9.7 million, respectively. We also made payments for deferred financing fees $1.8 million and $0.7 million, respectively, associated with the first and second amendments on the Credit Agreement. Cash provided by financing activities in 2007 was primarily a result of borrowings of $263.0 million under our Credit Facilities and former credit agreement. The cash provided by financing activities in 2007 was partially offset by $88.8 million repayment on our former credit agreement, Credit Facilities and capital lease obligations as well as payments of $75.0 million for our repurchase of 4.0 million shares in accordance with the recapitalization plan. Furthermore, our Board of Directors declared a special one-time cash dividend of $2.45 per share, or $74.9 million in aggregate, which was paid on July 31, 2007 to holders of record on July 19, 2007. Also in 2007, we exercised our right to buy shares from former associates for $15.00 per share, or $2.0 million. Cash provided by financing activities will increase in future periods to the extent we use net borrowings on our Revolving Credit Facility to fund purchases of paper.

Adjusted EBITDA

We define Adjusted EBITDA as net (loss) income plus the (benefit) provision for income taxes, interest expense, net, depreciation and amortization, share-based compensation, (gain) loss on sale of assets, net, impairment of assets and purchased receivables amortization. Adjusted EBITDA is not a measure of liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and should not be considered an alternative to, or more meaningful than, net (loss) income prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in our statements of cash flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance for the following reasons:

•

Adjusted EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest income, taxes, depreciation and amortization including purchased receivable amortization, and share-based compensation, which can vary substantially from company to company depending upon accounting methods and the book value of assets, capital structure and the method by which assets were acquired; and

•	analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies in our industry.

Our management uses Adjusted EBITDA:

•	for planning purposes, including in the preparation of our internal annual operating budget and periodic forecasts;

•	in communications with the Board of Directors, stockholders, analysts and investors concerning our financial performance;

•	as a significant factor in determining bonuses under management’s annual incentive compensation program; and

•

as a measure of operating performance for the financial covenants in our amended Credit Agreement, because it provides information related to our ability to provide cash flows for investments in purchased receivables, capital expenditures, acquisitions and working capital requirements.

The following table reconciles net (loss) income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Years Ended December 31,
	2009	2008	2007
Net (loss) income	$(16,434,097)	$15,723,196	$20,406,513
Adjustments:
Income tax (benefit) expense	(9,757,449)	9,680,968	12,511,803
Interest expense, net	10,134,906	12,991,942	7,674,762
Depreciation and amortization	4,107,635	3,954,802	4,274,932
Share-based compensation	1,328,402	1,329,298	1,458,768
(Gain) loss on sale of assets, net	(44,739)	56,825	(702,992)
Impairment of assets	1,167,600	616,343	266,667
Purchased receivables amortization	162,755,316	136,677,348	125,486,724

Adjusted EBITDA	$153,257,574	$181,030,722	$171,377,177

The decrease in Adjusted EBITDA from 2008 to 2009 is primarily a result of the decrease in cash collections for the year, partially offset by reductions in operating expenses.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2009:

	Years Ending December 31,					Thereafter
	2010	2011	2012	2013	2014
Capital lease obligations	$110,157	$113,648	$113,648	$3,492	$—	$—
Operating lease obligations	5,271,040	4,930,576	4,552,094	4,188,049	4,239,939	5,412,873
Purchase obligations(1)	921,976	—	—	—	—	—
Forward flow obligations(2)	43,311,000	—	—	—	—	—
Revolving credit(3)	—	—	16,200,000	—	—	—
Term loan(4)	10,500,000	1,500,000	1,500,000	130,322,514	—	—
Contractual interest on derivative instruments	3,444,413	2,198,781	946,268	—	—	—

Total(5)	$63,558,586	$8,743,005	$23,312,010	$134,514,055	$4,239,939	$5,412,873

(1)

In 2007, we signed an agreement with a software provider and initiated a project to install a new collection platform. We have a contractual commitment to purchase $0.5 million in additional software and consulting services over the next year to fully implement this software.

(2)

We have four forward flow contracts that have terms beyond December 31, 2009. Two forward flow contracts expire in December 2010 and have estimated monthly purchases of approximately $2.5 million, depending upon circumstances. The remaining two forward flow contracts expire in March 2010 and April 2010 and have estimated monthly purchases of approximately $3.7 million and $0.4 million, respectively.

(3)

To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is estimated and is not included within the amount outstanding as of December 31, 2009.

(4)

To the extent that a balance is outstanding on our Term Loan Facility, it would be due in June 2013. The variable interest is not included within the amount outstanding as of December 31, 2009. In addition, we are required to prepay approximately $9.0 million of principal on our Term Loan Facility in the first quarter of 2010. This prepayment is related to the Excess Cash Flow for the year ended December 31, 2009, as defined in our Credit Amendment.

(5)	We have a liability of $1.0 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of the payment cannot be reliably estimated.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

We generally account for our revenues from collections on our purchased receivables by using the interest method of accounting (“Interest Method”) in accordance with generally accepted accounting principles, which requires making reasonable estimates of the timing and amount of future cash collections. Application of the Interest Method requires the use of estimates, primarily estimated remaining collections, to calculate a projected IRR for each pool. These estimates are primarily based on historical cash collections and payer dynamics. If future cash collections are materially different in amount or timing than the remaining collections estimate, earnings could be affected, either positively or negatively. The estimates of remaining collections are sensitive to the inputs used and the performance of each pool. Performance is dependent on macro-economic factors and the specific demographic makeup of the debtors in the pool. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact on reversal of impairments or an increase in yields and revenues. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and may result in an impairment. Impairments to purchased receivables reduce our Consolidated Tangible Net Worth and put further pressure on the financial covenants in our Credit Facilities.

We use the cost recovery method when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until we have fully collected the cost of the portfolio.

We adopted the Interest Method in January 2005 and apply it to purchased receivables acquired after December 31, 2004. The provisions of the Interest Method that relate to decreases in expected cash flows amend previously followed guidance for consistent treatment and apply prospectively to purchased receivables acquired before January 1, 2005. We purchase pools of homogenous accounts receivable and record each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are assumed to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. We therefore aggregate most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An IRR is calculated for each static pool of receivables based on the projected cash flows. The IRR is applied to the remaining balance of each static pool of accounts to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. This review includes an assessment of the actual results of cash collections, the work effort used and expected to be used in future periods, the components of the static pool including type of paper, the average age of purchased receivables, certain demographics and other factors that help us understand how a pool may perform in future periods. We also review the actual performance against expected cash collections using our historical model. Generally, to the extent the differences in actual performance versus expected performance are favorable and the results of the review by pool is also favorable, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the differences in actual performance results in revised cash flow estimates that are less than the original estimates, and if the results of the review lead us to believe the decline in performance is not temporary, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

These periodic reviews, and any adjustments or impairments (including those in the fourth quarter of 2009), are discussed with our Audit Committee.

Goodwill and Intangible Assets not Subject to Amortization

We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. U.S. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.

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

The estimate of fair value of our goodwill reporting unit, the purchased receivables operating segment, is determined using various valuation techniques including market capitalization and an analysis of discounted cash flows. At the time of the annual goodwill impairment test, November 1, 2009, market capitalization was substantially higher than book value and goodwill was considered not to be impaired, however, a 35% decrease in market capitalization would have resulted in book value greater than market capitalization. We also performed a discounted cash flow analysis, which requires us to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. We base assumptions about future cash flows and growth rates on our five-year budget and long-term plans. We used a discount rate of 19.6%, which reflected our estimate of cost of equity and our assessment of the risk inherent in the reporting unit. The fair value of goodwill using a discounted cash flow analysis exceeded the book value as of December 31, 2009. However, a 6% increase in the discount rate, or a decrease in cash flow of approximately $7.5 million in each year would result in an excess of book value over fair value and indicate that goodwill may be impaired.

The annual impairment test for other intangible assets not subject to amortization, for example, trademark and trade names, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates and future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets and include estimates of the cost of debt and equity for market participants in the Company’s industry. We performed a discounted cash flow analysis of our trademark and trade names as of September 30, 2009 using a discount rate of 18% and determined that the carrying value exceeded the fair value. We recorded an impairment of $1,167,000, which is included in “Impairment of assets” in the accompanying consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the accompanying consolidated financial statements for further information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. We may periodically enter into interest rate swap agreements to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities were $160.0 million, $181.6 million and $191.3 million as of December 31, 2009, 2008 and 2007, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125.0 million. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25.0 million. The outstanding unhedged borrowings on our Credit Facilities were $85.0 million as of December 31, 2009. Interest rates on unhedged borrowings may be based on the prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates on the unhedged borrowings, interest expense would have increased approximately $1.2 million for each of the years ended December 31, 2009 and 2008, and $1.1 million for the year ended December 31, 2007.

The swap was determined to be highly effective in hedging against fluctuations in variable interest rates associated with the underlying debt since we entered into the agreement. Interest rates have decreased since we entered into our swap agreement, reducing the fair value and resulting in a liability balance. Additional declines in interest rates will further reduce the fair value, while increasing interest rates will increase the fair value.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. The disclosure controls and procedures include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based upon that evaluation, and as of that date, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to cause information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Refer to the Report of Management on Internal Control Over Financial Reporting located on page F-2 of the separate financial section of this Annual Report, which is incorporated herein by reference.

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The other information required by Item 10 is included in the Proxy Statement for the 2010 Annual Meeting of Stockholders of the Company to be held May 13, 2010, to be filed with the Securities and Exchange Commission (the “Proxy Statement”) and is incorporated herein by reference. Information about our Executive Officers is set forth in Part I. Supplemental Item, under the caption “Executive Officers of the Company”.

Item 11.	Executive Compensation

The information required by Item 11 is included in the Proxy Statement for the 2010 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is included in the Proxy Statement for the 2010 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

The following table contains information about our securities that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants And Rights)
Equity compensation plans approved by stockholders	1,203,089	$10.77	2,381,376

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included in the Proxy Statement for the 2010 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is included in the Proxy Statement for the 2010 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

(a) The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements on page F-1 of the separate financial section of this Annual Report, which is incorporated herein by reference.

(b) The following exhibits are filed as a part of this Annual Report.

Exhibit Number	Description

2.1	Asset Contribution and Securities Purchase Agreement among Asset Acceptance Holdings, LLC, AAC Holding Corp., Consumer Credit Corp., their respective shareholders and AAC Investors, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

2.2	Share Exchange Agreement dated October 24, 2003, among Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and the other parties thereto. (Incorporated by reference to Exhibit 2.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

3.1	Amended and Restated Certificate of Incorporation of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

3.2	Amended and Restated Bylaws of Asset Acceptance Capital Corp. as of July 25, 2007 (Incorporated by reference to Exhibit 3.1 filed with Current Report on Form 8-K filed on July 31, 2007)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.1	Form of Amended and Restated Registration Rights Agreement among Asset Acceptance Capital Corp. and its stockholders. (Incorporated by reference to Exhibit 10.3 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.2	Lease dated November 17, 2000 between Brooklyn Heights Business Park Limited and Asset Acceptance Corp. for the property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio, as amended. (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.4	Second Amendment to Lease Agreement (for property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio). (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed February 27, 2006)

10.5	Lease Agreement entered into on September 17, 2009, between Asset Acceptance, LLC and Gateway Montrose, Inc. for the property located at 1100 West Grove Parkway, Suite 101, Tempe, Arizona. (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on November 4, 2009)

10.6	Lease Agreement dated July 25, 2003 between Orsett/ Piedmont Limited Liability Company and Asset Acceptance, LLC for the property located at 9801 South 51st Street, Phoenix, Arizona. (Incorporated by reference to Exhibit 10.15 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.7	Lease Agreement entered into April 17, 2009, between Asset Acceptance, LLC and TDC Prue Road, L.P. for the property located at 5250 Prue Road, San Antonio, Texas (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on August 3, 2009)

Exhibit Number	Description

10.8	Business Lease dated August 25, 2003 between First Industrial Development Services, Inc. and Asset Acceptance, LLC for the property located in Hillsborough County, Florida, as amended by First Amendment to Lease dated December 29, 2003. (Incorporated by reference to Exhibit 10.16 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.9	Second Amendment to Lease Agreement dated as of December 15, 2008, between Asset Acceptance, LLC and WI Commercial Properties, Inc. (“WICP”) for the property located in Hillsborough County, Florida (Incorporated by reference to Exhibit 10.11 filed with Asset Acceptance Capital Corp. Annual report on Form 10-K originally filed on March 6, 2009)

10.10	Lease Agreement dated October 31, 2003 by and between Van Dyke Office LLC and Asset Acceptance, LLC for the property located at 28405 Van Dyke Avenue, Warren, Michigan. (Incorporated by reference to Exhibit 10.17 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.11	First Amendment to Lease Agreement and Second Amendment to Lease Agreement (for property located at 28405 Van Dyke Avenue, Warren, Michigan). (Incorporated by reference to Exhibit 10.29 filed with Asset Acceptance Capital Corp. Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-123178))

10.12	Third Amendment to Lease Agreement for property located at 28405 Van Dyke (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on May 10, 2006)

10.13	Fourth Amendment to Lease Agreement for property located at 28405 Van Dyke (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on August 9, 2006)

10.14	Lease Agreement dated April 25, 2005 between 55 E. Jackson LLC and Asset Acceptance, LLC for the property located at 55 E. Jackson Boulevard, Chicago, Illinois 60604 (Incorporated by reference to Exhibit 10.30 filed with Asset Acceptance Capital Corp. Annual report on Form 10-K originally filed on February 27, 2006)

10.15+	Employment Agreement dated January 21, 2009, between Asset Acceptance, LLC and Rion B. Needs (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on May 1, 2009)

10.16+	Employment Agreement dated September 8, 2009, between Asset Acceptance, LLC and Mark A. Redman (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on November 4, 2009)

10.17+	Employment Agreement dated September 8, 2009, between Asset Acceptance, LLC and Deborah L. Everly (Incorporated by reference to Exhibit 10.3 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on November 4, 2009)

10.18	Agreement between Ontario Systems Corporation and Lee Acceptance Corp. dated June 26, 1992, as amended. (Incorporated by reference to Exhibit 10.22 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.19	Credit Agreement dated June 5, 2007, between Asset Acceptance Capital Corp. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 included with the Current Report on Form 8-K filed on June 5, 2007)

10.20	First Amendment to the Credit Agreement dated June 5, 2007, between Asset Acceptance Capital Corp. and JPMorgan Chase Bank, N.A. and other lenders (Incorporated by reference to Exhibit 10.1 included with the Current Report on Form 8-K filed on March 11, 2008)

Exhibit Number	Description

10.21	Second Amendment to the Credit Agreement dated October 27, 2009, between Asset Acceptance Capital Corp. and JPMorgan Chase Bank, N.A. and other lenders (Incorporated by reference to Exhibit 10.1 included with the Current Report on Form 8-K filed on November 2, 2009)

10.22	Stock Purchase Agreement between Asset Acceptance Holdings, LLC and the Shareholders of Premium Asset Recovery Corporation (Incorporated by reference to Exhibit 10.3 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on August 9, 2006)

10.23+	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 included with the Current Report on Form 8-K filed on August 20, 2007)

10.24+	Form of Restricted Stock Unit Award Agreement (Performance Based) (Incorporated by reference to Exhibit 10.2 included with the Current Report on Form 8-K filed on August 20, 2007)

10.25	Stock Repurchase Agreement dated as of May 8, 2007, among Asset Acceptance Capital Corp., AAC Quad-C Investors LLC, Nathaniel F. Bradley IV and Mark A. Redman (Incorporated by reference to Exhibit 99(D)(2) included with Asset Acceptance Capital Corp.’s Schedule TO as filed on May 9, 2007)

10.26+

2008 Annual Incentive Compensation Plan for Management (Incorporated by reference to

Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on May 1, 2008)

10.27+	2004 Stock Incentive Plan (as amended and restated effective October 29, 2008) (Incorporated by reference to Exhibit 10.4 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 6, 2009)

10.28+

2009 Annual Incentive Compensation Plan for Management (Incorporated by reference to

Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on May 1, 2009)

21.1*	Subsidiaries of Asset Acceptance Capital Corp.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

23.2*	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

31.1*	Certification of Chief Executive Officer dated March 12, 2010, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

31.2*	Certification of Chief Financial Officer dated March 12, 2010, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated March 12, 2010, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2010.

ASSET ACCEPTANCE CAPITAL CORP.

By :	/S/ RION B. NEEDS
Rion B. Needs,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 12, 2010.

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

ASSET ACCEPTANCE CAPITAL CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Asset Acceptance Capital Corp.

Asset Acceptance Capital Corp. (the “Company”) management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2009 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009, based on the COSO criteria. Grant Thornton, LLP, an independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2009. That report is included herein.

Asset Acceptance Capital Corp.

/S/ RION B. NEEDS
President and Chief Executive Officer
March 12, 2010

/S/ MARK A. REDMAN
Senior Vice President and Chief Financial Officer
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Asset Acceptance Capital Corp.

We have audited Asset Acceptance Capital Corp. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Asset Acceptance Capital Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Asset Acceptance Capital Corp. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Asset Acceptance Capital Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Asset Acceptance Capital Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Asset Acceptance Capital Corp.

We have audited the accompanying consolidated statements of financial position of Asset Acceptance Capital Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asset Acceptance Capital Corp. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Asset Acceptance Capital Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Asset Acceptance Capital Corp.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of Asset Acceptance Capital Corp. for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Detroit, Michigan

March 10, 2008

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	December 31, 2009	December 31, 2008
ASSETS
Cash	$4,935,248	$6,042,859
Purchased receivables, net	319,772,006	361,808,502
Income taxes receivable	5,553,181	3,934,029
Property and equipment, net	14,521,666	12,526,817
Goodwill	14,323,071	14,323,071
Intangible assets, net	1,079,065	2,453,117
Other assets	6,231,732	7,082,721

Total assets	$366,415,969	$408,171,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$3,002,299	$3,388,320
Accrued liabilities	21,294,388	21,476,207
Income taxes payable	1,196,071	658,329
Notes payable	160,022,514	181,550,000
Capital lease obligations	278,459	—
Deferred tax liability, net	57,524,754	64,470,002

Total liabilities	243,318,485	271,542,858

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares—33,220,132 and 33,169,552 at December 31, 2009 and 2008, respectively	332,201	331,696
Additional paid in capital	148,243,688	146,915,791
Retained earnings	18,754,217	35,188,314
Accumulated other comprehensive loss, net of tax	(2,955,451)	(4,664,862)
Common stock in treasury; at cost, 2,616,424 and 2,596,521 shares at December 31, 2009 and 2008, respectively	(41,277,171)	(41,142,681)

Total stockholders’ equity	123,097,484	136,628,258

Total liabilities and stockholders’ equity	$366,415,969	$408,171,116

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2009	2008	2007
Revenues
Purchased receivable revenues, net	$171,275,281	$232,900,782	$245,691,739
Gain on sale of purchased receivables	399,373	165,040	839,824
Other revenues, net	812,947	1,146,494	1,466,620

Total revenues	172,487,601	234,212,316	247,998,183

Expenses
Salaries and benefits	77,666,083	83,348,494	82,916,662
Collections expense	89,095,287	89,458,611	99,386,744
Occupancy	7,588,100	7,727,356	9,138,443
Administrative	8,694,344	10,510,635	10,529,482
Restructuring charges	—	—	906,497
Depreciation and amortization	4,107,635	3,954,802	4,274,932
Impairment of assets	1,167,600	616,343	266,667
Loss on disposal of equipment and other assets	354,634	221,865	136,832

Total operating expenses	188,673,683	195,838,106	207,556,259

(Loss) income from operations	(16,186,082)	38,374,210	40,441,924
Other income (expense)
Interest expense	(10,168,671)	(13,023,938)	(8,145,456)
Interest income	33,765	31,996	470,694
Other	129,442	21,896	151,154

(Loss) income before income taxes	(26,191,546)	25,404,164	32,918,316
Income tax (benefit) expense	(9,757,449)	9,680,968	12,511,803

Net (loss) income	$(16,434,097)	$15,723,196	$20,406,513

Weighted-average number of shares:
Basic	30,633,936	30,566,031	32,516,866
Diluted	30,633,936	30,592,317	32,604,100
(Loss) earnings per common share outstanding:
Basic	$(0.54)	$0.51	$0.63
Diluted	$(0.54)	$0.51	$0.63
Dividends per common share	$—	$—	$2.45

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Number of Shares	Common Stock	Comprehensive (Loss) Income	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Common Stock in Treasury	Total Stockholders’ Equity
Balance at January 1, 2007	37,225,275	$372,253		$161,841,103	$134,244,500		$(40,279,737)	$256,178,119
Comprehensive income
Net income			$20,406,513		20,406,513			20,406,513
Other comprehensive income
Unrealized loss on cash flow hedge, net of deferred tax of $1,113,876			(2,012,127)			(2,012,127)		(2,012,127)

Comprehensive income			$18,394,386

Repurchases of common stock, retired	(4,130,792)	(41,308)		(17,688,878)	(60,294,195)			(78,024,381)
Repurchases of treasury shares							(695,940)	(695,940)
Issuance of common stock	25,114	251		(251)
Compensation expense under share-based compensation plan				1,458,768				1,458,768
Cash dividends paid					(74,891,700)			(74,891,700)

Balance at December 31, 2007	33,119,597	$331,196		$145,610,742	$19,465,118	$(2,012,127)	$(40,975,677)	$122,419,252

Comprehensive income
Net income			$15,723,196		15,723,196	—	—	15,723,196
Other comprehensive income
Unrealized loss on cash flow hedge, net of deferred tax of $1,464,836			(2,652,735)			(2,652,735)		(2,652,735)

Comprehensive income			$13,070,461

Repurchases of treasury shares							(167,004)	(167,004)
Issuance of common stock	49,955	500						500
Compensation expense under share-based compensation plan				1,305,049				1,305,049

Balance at December 31, 2008	33,169,552	$331,696		$146,915,791	$35,188,314	$(4,664,862)	$(41,142,681)	$136,628,258

Comprehensive income
Net loss			$(16,434,097)		(16,434,097)			(16,434,097)
Other comprehensive income
Unrealized gain on cash flow hedge, net of deferred tax of $(861,004)			1,709,411			1,709,411		1,709,411

Comprehensive loss			$(14,724,686)

Repurchases of treasury shares							(134,490)	(134,490)
Issuance of common stock	50,580	505		(505)
Compensation expense under share-based compensation plan				1,328,402				1,328,402

Balance at December 31, 2009	33,220,132	$332,201		$148,243,688	$18,754,217	$(2,955,451)	$(41,277,171)	$123,097,484

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net (loss) income	$(16,434,097)	$15,723,196	$20,406,513
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,107,635	3,954,802	4,274,932
Amortization of deferred financing costs	670,559	506,821	560,651
Deferred income taxes	(7,806,252)	5,770,054	646,442
Share-based compensation expense	1,328,402	1,329,298	1,458,768
Net impairment of purchased receivables	49,504,755	13,040,736	24,393,500
Non-cash revenue	(1,499,743)	(575,006)	(756,671)
Loss on disposal of equipment and other assets	354,634	221,865	136,832
Gain on sale of purchased receivables	(399,373)	(165,040)	(839,824)
Impairment of assets	1,167,600	616,343	266,667
Changes in assets and liabilities:
Decrease (increase) in other assets	2,016,356	(845,756)	(178,222)
(Decrease) increase in accounts payable and other accrued liabilities	(397,257)	(53,490)	981,779
(Decrease) increase in income taxes	(1,081,410)	149,088	(189,362)

Net cash provided by operating activities	31,531,809	39,672,911	51,162,005

Cash flows from investing activities
Investment in purchased receivables, net of buybacks	(118,319,478)	(152,289,315)	(170,847,886)
Principal collected on purchased receivables	114,750,304	124,211,618	101,849,895
Proceeds from sale of purchased receivables	399,863	167,405	842,594
Purchase of property and equipment	(5,976,404)	(5,658,784)	(2,377,522)
Proceeds from sale of property and equipment	4,197	7,800	276,638

Net cash used in investing activities	(9,141,518)	(33,561,276)	(70,256,281)

Cash flows from financing activities
Borrowings under notes payable	49,200,000	128,000,000	263,000,000
Repayment of notes payable	(70,727,486)	(137,700,000)	(88,750,000)
Payment of deferred financing costs	(1,835,926)	(660,575)	(2,315,096)
Repayment of capital lease obligations	—	(15,927)	(61,579)
Purchase of treasury shares	(134,490)	(166,753)	(78,720,321)
Cash dividends paid	—	—	(74,891,700)

Net cash (used in) provided by financing activities	(23,497,902)	(10,543,255)	18,261,304

Net decrease in cash	(1,107,611)	(4,431,620)	(832,972)
Cash at beginning of year	6,042,859	10,474,479	11,307,451

Cash at end of year	$4,935,248	$6,042,859	$10,474,479

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$9,593,119	$12,588,205	$6,647,856
Net cash (received) paid for income taxes	$(869,787)	$3,724,444	$12,176,983
Non-cash investing and financing activities:
Change in fair value of swap liability	$(2,570,415)	$4,117,571	$3,126,003
Change in unrealized loss on cash flow hedge	$1,709,411	$(2,652,735)	$(2,012,127)
Purchased receivable obligations incurred	$2,399,832	$—	$—
Capital lease obligations incurred	$278,459	$—	$—

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

Reporting Entity

The accompanying consolidated financial statements include the accounts of Asset Acceptance Capital Corp. (“AACC”) and all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company currently has two operating segments, one for purchased receivables and one for finance contract receivables. The finance contract receivables operating segment is not material and therefore is not disclosed separately from the purchased receivables segment.

Effective August 31, 2009, the Company completed a reorganization which merged three non-operating subsidiaries into AACC. The reorganization did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Revenue Recognition

The Company accounts for its investment in purchased receivables using the guidance provided in FASB ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, (“Interest Method”). Refer to Note 2, “Purchased Receivables and Revenue Recognition”, for additional discussion of the Company’s method of accounting for purchased receivables and recognizing revenue.

Cash

The Company maintains cash balances with high quality financial institutions. Management periodically evaluates the creditworthiness of such institutions. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Seasonality

Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenues remain relatively level, excluding the impact of impairments, due to the application of the Interest Method of revenue recognition. In addition, the Company’s operating results may be affected to a lesser extent by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and loading these receivables into the Company’s systems. Consequently, income and margins may fluctuate from quarter to quarter.

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected. The Company records gross proceeds received by the unaffiliated third parties as cash collections. The Company records the percentage of the gross cash collections paid to the third parties, and the reimbursement of certain legal and other costs, as a component of collections expense. The percent of gross cash collections from such third party relationships were 32.9%, 30.9% and 26.8% for the years ended December 31, 2009, 2008 and 2007, respectively.

Accrued Liabilities

The details of accrued liabilities were as follows:

	December 31,
	2009	2008
Accrued payroll, benefits and bonuses	$6,858,421	$7,676,269
Fair value of derivative instruments	4,673,159	7,243,574
Accrued general and administrative expenses	3,243,887	2,128,355
Deferred rent	3,152,922	3,397,941
Purchased receivables(1)	2,399,832	—
Accrued interest expenses	641,556	870,829
Other accrued expenses	324,611	159,238

Total accrued liabilities	$21,294,388	$21,476,206

(1)	The rights, title and interest of an acquired portfolio was transferred to the Company as of December 31, 2009 which was funded during January 2010.

Concentrations of Risk

For the years ended December 31, 2009 and 2008, the Company invested 66.9% and 57.8% (net of buybacks), respectively, in purchased receivables from its top three sellers. Two sellers are included in the top three in both of the years presented.

Interest Expense

Interest expense includes interest on the Company’s credit facilities, unused facility fees, the ineffective portion of the change in fair value of the Company’s derivative financial instrument (refer to Note 5, “Derivative Financial Instruments and Risk Management”), interest payments made on the interest rate swap and amortization of deferred financing costs. During the years ended December 31, 2009, 2008 and 2007, the Company recorded interest expense of $10,168,671, $13,023,938, and $8,145,456, respectively, including the amortization of deferred financing costs of $670,559, $506,821 and $560,651, respectively.

In addition, interest expense of $48,129, $87,229 and $2,630 related to software developed for internal use was capitalized during the years ended December 31, 2009, 2008 and 2007, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share reflect net loss divided by the weighted-average number of shares outstanding for the year ended December 31, 2009. Diluted weighted-average shares outstanding equals basic weighted-average shares outstanding as a result of the net loss for the year. Diluted weighted-average shares outstanding for the year ended December 31, 2008 included 26,286 dilutive shares related to outstanding stock options, deferred stock units, restricted shares and restricted share units (collectively the “Share-Based Awards”). There were 821,763 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s stock at December 31, 2008.

Goodwill and Other Intangible Assets

Intangible assets with finite lives arising from business combinations are amortized over their estimated useful lives, ranging from five to seven years, using the straight-line method. Goodwill and trademark and trade names with indefinite lives are not amortized, instead, these assets are reviewed annually to assess recoverability or more frequently if impairment indicators are present. Impairment charges are recorded for intangible assets when the estimated fair value is less than the book value. Refer to Note 12, “Fair Value” for additional information about the fair value of goodwill and other intangible assets.

The first step of the goodwill impairment test compares the fair value of a reporting unit with the book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is not considered impaired. The estimate of fair value of the Company’s reporting unit, the purchased receivables operating segment, is determined using various valuation techniques, including market capitalization and an analysis of discounted cash flows. At the time of the Company’s annual goodwill impairment test in the fourth quarter of 2009, market capitalization was substantially higher than book value and goodwill was not considered to be impaired.

During the third quarter of 2009, the Company completed its periodic valuation of trademark and trade names and determined that the book value exceeded the fair value as a result of a decline in business activity associated with this intangible asset. As a result, the Company recognized an impairment charge for the difference between the fair value and the book value of $1,167,600. Refer to Note 12, “Fair Value” for more information about the fair value calculation. This impairment is included in “Impairment of assets” in the accompanying consolidated statements of operations.

During the first quarter of 2008, the Company decided to no longer service medical receivables on a contingent fee basis. As a result, the Company recognized an impairment charge for the net book value of intangible assets for customer contracts and relationships associated with the contingent collection business of $445,651. This impairment is recorded in “Impairment of assets” in the accompanying consolidated statements of operations. Refer to Note 6, “Property and Equipment”, for further information on impairment of assets.

Goodwill and other intangible assets, with indefinite lives that are not amortized, consisted of the following:

	December 31,
	2009	2008
Goodwill	$14,323,071	$14,323,071
Trademark and trade names	812,400	1,980,000

Total goodwill and other intangible assets	$15,135,471	$16,303,071

Other intangible assets, having original estimated useful lives ranging from five to seven years consisted of the following:

	December 31,
	2009	2008
Non-compete agreements	$1,000,000	$1,000,000
Other intangible assets	840,000	840,000

Total other intangible assets	1,840,000	1,840,000
Less accumulated amortization	(1,573,335)	(1,366,883)

Net other intangible assets	$266,665	$473,117

The accumulated amortization is netted against other intangible assets, which is included in “Intangible assets, net” in the accompanying consolidated statements of financial position. Amortization expense was $206,452, $242,849 and $608,927 for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated future amortization expense for intangible assets subject to amortization at December 31, 2009 was as follows:

Years Ending December 31,	Amortization Expense
2010	$200,000
2011	66,665

Totals	$266,665

Comprehensive Income

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income. Currently, the Company’s only component of comprehensive income other than net income (loss) is the change in unrealized gain or loss on derivatives qualifying as cash flow hedges, net of tax. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the accompanying consolidated statements of financial position as “Accumulated other comprehensive loss, net of tax”.

Fair Value of Financial Instruments

The fair value of financial instruments is estimated using available market information and other valuation methods. Refer to Note 12, “Fair Value” for more information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items related to such estimates include the timing and amount of future cash collections on purchased receivables, deferred tax assets, goodwill and share-based compensation. Actual results could differ from those estimates making it reasonably possible that a change in these estimates could occur within one year.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

The following accounting pronouncements have been issued and were effective for the Company in fiscal year 2009 or will be effective for the Company after fiscal year 2009.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which requires additional disclosures related to the components of the reconciliation of fair value measurements using unobservable inputs and to transfers between levels in the hierarchy of fair value measurement. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain provisions related to level 3 disclosures which are effective for fiscal years beginning after December 15, 2009. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB established the FASB Accounting Standards Codification (“ASC”), or “Codification”, as the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to the guidance issued by the SEC. The Codification significantly changed the way financial statement preparers, auditors, and academics perform accounting research. The Codification was effective for interim and annual reporting periods ending after September 15, 2009. The Codification did not change existing U.S. GAAP, and therefore, the adoption as of September 30, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

2. Purchased Receivables and Revenue Recognition

Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and typically have been subject to previous collection efforts. The Company acquires pools of accounts which are the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (generally more than 90%) from their face values due to a deterioration of credit quality since origination and are initially recorded at the Company’s acquisition cost, which equals fair value at the acquisition date. Financing for the purchases is primarily provided by the Company’s cash generated from operations and from borrowings on the Company’s revolving credit facility.

The Company accounts for its investment in purchased receivables using the Interest Method when the Company has a reasonable expectation about the timing and amount of cash flows expected to be collected. The Company purchases pools of homogenous accounts receivable. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are generally considered to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

Collections on each static pool are allocated to revenue and principal reduction based on an internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics and payer dynamics. The actual life of each pool may vary, but will generally range between 36 and 84 months depending on the expected collection period. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool. Monthly cash flows lower than revenue recognized will increase the carrying value of each static pool. Each static pool is reviewed at least quarterly and compared to historical trends to determine whether it is performing as expected. This comparison is used to determine future estimated cash flows. If the revised cash flow estimates are greater than the original estimates, the IRR is increased prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the revised cash flow estimates are less than the estimates, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase in periods subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had an IRR assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of December 31, 2009, the Company had 50 unamortized pools on the cost recovery method, including all healthcare pools, with an aggregate carrying value of $2,271,595 or about 0.7% of the total carrying value of all purchased receivables. The Company had 62 unamortized pools on the cost recovery method with an aggregate carrying value of $9,804,318, or about 2.7% of the total carrying value of all purchased receivables as of December 31, 2008.

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

Although not its usual business practice, the Company may periodically sell, on a non-recourse basis, all or a portion of a pool to unaffiliated parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and carrying value. The agreements to sell receivables typically include general representations and warranties. Any accounts returned to the Company under these representations and warranties, during the negotiated time frame, are netted against any “Gain on sale of purchased receivables” or if they exceed the total reported gains for the period as a “Loss on sale of purchased receivables”.

Changes in purchased receivables portfolios were as follows:

	Years Ended December 31,
	2009	2008
Beginning balance	$361,808,502	$346,198,900
Investment in purchased receivables, net of buybacks	120,719,310	152,289,315
Cost of sale of purchased receivables, net of returns	(490)	(2,365)
Cash collections	(334,030,597)	(369,578,130)
Purchased receivable revenues	171,275,281	232,900,782

Ending balance	$319,772,006	$361,808,502

Recently, the Company experienced shortfalls in actual cash collections versus expectations most notably on purchases made before 2007. The Company believes collections on these older vintages have been impacted to a greater extent by the challenging collections environment and because the accounts are older and the collection methods used often become less effective as accounts age. The Company continually reviews a number of factors related to forecasted cash collections. In the fourth quarter of 2009, in connection with the preparation of the Company’s financial statements for the quarter and year ended December 31, 2009, the Company observed a significant difference between estimated and actual cash collections, which caused the Company to perform a more in-depth review of its portfolios and their expected future performance. Based on the review, the Company now expects these older vintages to continue to underperform the previous collection forecasts. The discounted collections forecast was accounted for as a change in accounting estimate and is being recognized prospectively in the accompanying consolidated financial statements. The discounted collection forecasts resulted in net impairments of $32.4 million for the three months ended December 31, 2009. The impact of the net impairments was to decrease revenue and pretax income by $32.4 million, net income by $20.3 million and both basic and fully diluted earnings per share by $0.66.

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of purchased receivables. Changes in accretable yield were as follows:

	Years Ended December 31,
	2009	2008
Beginning balance(1)	$534,985,144	$559,605,071
Revenue recognized on purchased receivables, net	(171,275,281)	(232,900,782)
Additions due to purchases	202,468,909	188,759,459
Reclassifications (to) from nonaccretable yield	(99,979,051)	19,521,396

Ending balance(1)	$466,199,721	$534,985,144

(1)

Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Refer to forward-looking statements within Item 1A. “Risk Factors” on page 14 and Critical Accounting Policies on page 50 for further information regarding these estimates.

Cash collections include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of cash collections from fully amortized pools were as follows:

	Years Ended December 31,
	2009	2008	2007
Fully amortized before the end of their expected life	$22,960,625	$30,689,189	$21,138,942
Fully amortized after the end of their expected life	28,933,883	41,845,346	55,476,980
Accounted under the cost recovery method	11,266,330	6,090,186	5,419,519

Total cash collections from fully amortized pools	$63,160,838	$78,624,721	$82,035,441

Changes in purchased receivables portfolios under the cost recovery method were as follows:

	Years Ended December 31,
	2009	2008
Portfolios under the cost recovery method:
Beginning balance	$9,804,318	$26,991,102
Addition of portfolios	805,898	5,253,839
Buybacks, impairments and resale adjustments	(1,016,913)	(1,885,496)
Cash collections until fully amortized	(7,321,708)	(20,555,127)

Ending balance	$2,271,595	$9,804,318

During the years ended December 31, 2009, 2008 and 2007, the Company recorded net impairments of $49,504,754, $13,040,736 and $24,393,500, respectively, related to its purchased receivables. The net impairments reduced revenue and the carrying value of the purchased receivable portfolios.

Changes in the purchased receivables valuation allowance were as follows:

	Years Ended December 31,
	2009	2008	2007
Beginning balance	$71,949,326	$62,091,755	$39,714,055
Impairments	50,274,254	16,112,536	25,939,000
Reversal of impairments	(769,500)	(3,071,800)	(1,545,500)
Deductions(1)	(17,037,625)	(3,183,165)	(2,015,800)

Ending balance	$104,416,455	$71,949,326	$62,091,755

(1)

Deductions represent impairments on purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

3. Recapitalization

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

In order to fund these transactions, the Company obtained a $150,000,000 term loan through a credit agreement aggregating $250,000,000, which was funded on June 12, 2007, and terminated its former credit agreement. Refer to Note 4, “Notes Payable” for further information.

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

During the year ended December 31, 2007, the Company incurred $1,100,085 in transaction costs associated with the Dutch auction tender offer and recorded these costs as a reduction in stockholders’ equity. In addition, the Company incurred $2,315,088 in fees related to the new credit agreement, which were recorded as a deferred financing cost and included in “Other assets” in the accompanying consolidated statements of financial position.

4. Notes Payable

The Company’s credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, originated on June 5, 2007 and was amended on March 10, 2008 and October 27, 2009 (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company has a five-year $100,000,000 revolving credit facility (the “Revolving Credit Facility”) and a six-year $150,000,000 term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 150 to 250 basis points over prime depending upon the Company’s liquidity, as defined in the Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month contracts based on the London Inter Bank Offer Rate (“LIBOR”) at rates between 250 to 350 basis points over the respective LIBOR, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25,000,000 increase as well as sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans. The amended Credit Agreement is secured by a first priority lien on all of the Company’s assets. The amended Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of December 31, 2009 were:

•	Leverage Ratio (as defined) cannot exceed (i) 1.5 to 1.0 at any time on or before December 30, 2011 or (ii) 1.25 to 1.0 at any time thereafter;

•

Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth (as defined) cannot exceed (i) 2.5 to 1.0 at any time on or before December 30, 2011, (ii) 2.25 to 1.0 at any time on or after December 31, 2011 and on or before March 30, 2012, or (iii) 2.0 to 1.0 at any time thereafter; and

•

Consolidated Tangible Net Worth (as defined) must equal or exceed $85,000,000 plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.

The amended Credit Agreement contains a provision that requires the Company to repay Excess Cash Flow (as defined) to reduce the indebtedness outstanding under its Credit Agreement. The annual repayment of the Company’s Excess Cash Flow was first effective with the issuance of its audited consolidated financial statements for fiscal year 2008, and the Company made the required payment of $2,427,486 in March 2009. The Excess Cash Flow is generally due within 10 days of the issuance of the annual financial statements. The repayment provisions are:

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

The Company has a required prepayment of approximately $9,000,000 of principal on its Term Loan Facility as of December 31, 2009. This prepayment is related to the excess cash flow for the year ended December 31, 2009.

Commitment fees on the unused portion of the Revolving Credit Facility are paid quarterly, in arrears, and are calculated as an amount equal to a margin of 0.50% on the average amount available on the Revolving Credit Facility.

The Credit Agreement requires the Company to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the Term Loan Facility. Refer to Note 5, “Derivative Financial Instruments and Risk Management” for additional information.

The Company had $160,022,514 and $181,550,000 of borrowings outstanding on its Credit Facilities at December 31, 2009 and 2008, respectively, of which $143,822,514 and $147,750,000 was outstanding on the Term Loan Facility, respectively, and $16,200,000 and $33,800,000 was outstanding on the Revolving Credit Facility, respectively. The Term Loan Facility requires quarterly repayments totaling $1,500,000 annually until March 2013 with the remaining balance due in June 2013. The weighted average interest rates on the amount outstanding at December 31, 2009 and 2008 were 5.69% and 5.62%, respectively.

The Company was in compliance with the covenants of the Credit Agreement as of December 31, 2009.

5. Derivative Financial Instruments and Risk Management

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

The Company records derivative financial instruments at fair value. Refer to Note 12, “Fair Value” for additional information. Counterparty default would further expose the Company to fluctuations in variable interest rates.

Derivative Financial Instruments

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25,000,000. As of December 31, 2009, the notional amount was $75,000,000. This swap agreement expires on September 13, 2012.

The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge. The effective portion of the gain or loss is reported as a component of other comprehensive income (“OCI”) in the accompanying consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in interest expense. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as throughout the hedging period. As of December 31, 2009, the Company did not have any fair value hedges.

Changes in fair value are recorded as an adjustment to OCI, net of tax. Amounts in OCI will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. In these situations, all or a portion of the transaction would be ineffective. The Company does not expect to reclassify any material amount currently included in OCI into earnings due to ineffectiveness within the next twelve months.

The following table summarizes the fair value of derivative instruments:

	December 31, 2009		December 31, 2008
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Accrued liabilities	$4,673,159	Accrued liabilities	$7,243,574

Total derivatives designated as hedging instruments		$4,673,159		$7,243,574

The following tables summarize the impact of derivative instruments:

Derivatives - cash flow hedging	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
	2009	2008	2007		2009	2008	2007		2009	2008	2007
Interest rate swap	$(1,111,398)	$(6,113,779)	$(2,889,615)	Interest expense	$(3,681,813)	$(1,996,208)	$236,388	Interest Expense	$2,366	$2,642	$4,935

Total	$(1,111,398)	$(6,113,779)	$(2,889,615)	Total	$(3,681,813)	$(1,996,208)	$236,388	Total	$2,366	$2,642	$4,935

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2009	2008
Computers and software	$19,453,679	$15,341,320
Furniture and fixtures	6,096,969	6,593,794
Leasehold improvements	2,456,788	2,264,658
Office equipment	4,087,986	3,746,577
Equipment under capital leases	278,459	—

Total property and equipment, at cost	32,373,881	27,946,349
Less accumulated depreciation and amortization	(17,852,215)	(15,419,532)

Net property and equipment	$14,521,666	$12,526,817

Property and equipment is recorded at cost. Expenditures for repairs and maintenance are charged to operations as incurred. Material leasehold improvements are capitalized and depreciated over the remaining life of the lease. The Company records depreciation and amortization expense on a straight-line basis with lives ranging from three to ten years. During the fourth quarter of 2008, the Company decided to discontinue the implementation of a software product. As a result, the

Company recognized an impairment charge of $170,692, the amount previously invested to implement this software product, in “Impairment of assets” in the accompanying consolidated statements of operations. Refer to “Goodwill and Other Intangible Assets” within Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for further information on additional impairment of assets and amortization of intangible assets. Depreciation and amortization expense was $3,901,183, $3,711,953 and $3,666,005 for property and equipment for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company capitalizes qualifying computer software development costs. Costs incurred during the application development stage are capitalized and amortized over the software’s useful life on a straight-line basis, beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software, including interest expense. Capitalizable personnel costs are limited to the time directly spent on such projects. For the years ended December 31, 2009 and 2008, the Company capitalized $220,559 and $257,443, respectively, of these direct payroll costs related to software developed for internal use.

7. Associate Benefits

The Company maintains a defined contribution profit sharing plan with 401(k) features for substantially all associates. Associates may contribute up to the annual maximum amount determined by the Internal Revenue Service ($16,500 for 2009 plus an additional $5,500 “catch-up” for eligible associates) to the plan each year. Effective January 1, 2007, the Company amended its plan to provide a match for each eligible participant’s salary deferrals. The Company matched 100% on the first 3% contributed by each participant’s salary deferrals and matched 50% on the next 3% contributed by each participant’s salary deferrals until the match was suspended in September 2009. The Company’s related expense was $1,125,100, $1,817,208 and $1,868,280 for the years ended December 31, 2009, 2008 and 2007, respectively. There was no unpaid contribution as of December 31, 2009. The unpaid contribution was $116,002 as of December 31, 2008. The unpaid contribution is included in “Accrued liabilities” in the accompanying consolidated statements of financial position.

The Company is self-insured for health and prescription drug benefits. The Company recognized expense for health and prescription drug benefits, related administration, stop-loss insurance and other employee related insurance premiums of $7,626,312, $7,835,525 and $7,850,823 for the years ended December 31, 2009, 2008 and 2007, respectively. The expense is based on actual and estimated claims incurred. Accrued liabilities in the accompanying consolidated statements of financial position include $633,000, $540,000 and $701,000 for estimated health and prescription drug benefits incurred but not paid as of December 31, 2009, 2008 and 2007, respectively.

8. Restructuring Charges

The Company recognizes costs associated with exit or disposal activities, including associate termination benefits, contract termination costs and other costs to consolidate or close facilities and relocate associates.

On March 1, 2007, the Company announced plans to close its White Marsh, Maryland and Wixom, Michigan offices in order to eliminate excess office capacity and to increase efficiency. In conjunction with these office closures, the Company incurred $906,497 in restructuring charges, including one-time associate termination benefits of $361,021, contract termination costs of $470,975 for the remaining lease payments on the Wixom, Michigan office, and other exit costs of $74,501. On August 31, 2007, the Company concluded the sale of the White Marsh, Maryland office, which included the sale of tangible and intangible assets for $271,308. There were no restructuring charges for the years ended December 31, 2009 or 2008.

9. Share-Based Compensation

The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company reserved 3,700,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan of which 2,381,376 shares remain available to be granted as of December 31, 2009. The purpose of the plan is (i) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (ii) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

The Company amended its Stock Incentive Plan in May 2007 to expand an anti-dilution provision of the plan. The additional compensation expense resulting from the amendment to the Stock Incentive Plan for the year ended December 31, 2007 was $526,757.

As discussed in Note 3, “Recapitalization” the Company commenced a recapitalization transaction, including declaration of a special one-time cash dividend, in the second quarter of 2007. The payment of the special one-time cash dividend resulted in an increase in the number of deferred stock units outstanding and a change to the exercise price and number of outstanding stock options under the anti-dilution provisions of the Stock Incentive Plan. The methodology used to adjust the awards was consistent with Internal Revenue Code Section 409A and 424 and the proposed regulations promulgated thereunder, compliance with which was necessary to avoid adverse tax consequences for the holders of awards. Such methodology also resulted in the fair value of the adjusted awards post-dividend to be equal to that of the unadjusted awards pre-dividend, which required no additional compensation expense in accordance with accounting for modifications to shared-based compensation awards.

Based on historical experience, the Company uses an annual forfeiture rate of 15% for associate grants. Grants made to non-associate directors have no forfeiture rates associated with them due to immediate vesting of grants to this group. Total share-based compensation expense recognized in the accompanying consolidated statements of operations was $1,328,402, $1,305,298 and $1,458,768 for the years ended December 31, 2009, 2008 and 2007, respectively. The total tax benefit related to the Stock Incentive Plan was $496,096, $497,420 and $554,457 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Options issue year:	2009	2008	2007
Expected volatility	51.37%-54.53%	46.50%	45.30%-46.92%
Expected dividends	0.00%	0.00%	0.00%
Expected term	5 Years	5 Years	5 Years
Risk-free rate	1.98%-2.06%	3.09%	3.42%-4.98%

As of December 31, 2009, the Company had options outstanding for 930,417 shares of its common stock under the Stock Incentive Plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. The options granted to key associates generally vest between one and five years from the grant date whereas the options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the vesting period.

The related compensation expense was as follows:

	Years Ended December 31,
	2009	2008	2007(3)
Administrative expenses(1)	$166,937	$205,045	$1,086,378
Salaries and benefits(2)	355,046	295,743	195,078

Total	$521,983	$500,788	$1,281,456

(1)	Administrative expenses include amounts for non-associate directors.

(2)	Salaries and benefits include amounts for associates.

(3)	Included in these expenses is $476,266 in administrative expenses and $50,491 in salaries and benefits expense relating to the 2007 amendment to the Stock Incentive Plan.

The following table summarizes all stock option transactions from January 1, 2009 through December 31, 2009:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Beginning balance	712,991	$13.89
Granted	243,229	4.40
Forfeited or expired	(25,803)	9.41

Outstanding at December 31, 2009	930,417	11.54	6.53	$632,303

Exercisable at December 31, 2009	613,079	$14.38	6.45	$—

The weighted-average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $2.06, $5.86 and $4.94 (as adjusted for the special one-time cash dividend paid on July 31, 2007), respectively. No options were exercised during 2009, 2008 and 2007.

As of December 31, 2009, there was $758,128 of total unrecognized compensation expense related to nonvested stock options granted under the stock incentive plan, which is comprised of $693,423 for options expected to vest and $64,705 for options not expected to vest. Unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 2.17 years.

Deferred Stock Units

As of December 31, 2009, the Company had granted 39,721 deferred stock units (“DSUs”) of its common stock to non-associate directors under the Company’s Stock Incentive Plan. DSUs represent the Company’s obligation to deliver one share of common stock for each unit at a later date elected by the non-associate director, such as when his or her board service ends. DSUs vest immediately upon grant and are not subject to forfeiture. DSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional DSUs. The value of each DSU is equal to the market price of the Company’s stock at the date of grant.

The fair value of DSUs granted is expensed immediately to correspond with the vesting schedule. The related expense for the years ended December 31, 2009, 2008 and 2007 included $87,512, $125,019 and $120,533, respectively, and is included in “Administrative Expenses” in the accompanying consolidated statements of operations.

The following table summarizes all DSU related transactions from January 1, 2009 through December 31, 2009:

	DSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	23,681	$10.37
Granted	16,040	5.46

Ending balance	39,721	$8.39

There was no unrecognized compensation expense related to nonvested DSUs as of December 31, 2009.

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

The RSUs granted to associates generally vest over two to four years based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the non-associate director terminates his or her board service. Of the RSUs outstanding at December 31, 2009, 68,750 will vest contingent on the attainment of performance conditions.

The fair value of the RSUs is expensed on a straight-line basis over the vesting period based on the number of RSUs expected to vest. For RSUs with performance conditions, if goals are not expected to be met, the compensation expense previously recognized is reversed. The related compensation expense, net of reversals, was as follows:

	Years Ended December 31,
	2009	2008	2007
Administrative expenses(1)	$114,823	$154,147	$—
Salaries and benefits(2)	604,084	525,344	56,779

Total	$718,907	$679,491	$56,779

(1)	Administrative expenses include amounts for non-associate directors.

(2)	Salaries and benefits include amounts for associates.

The Company issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions from January 1, 2009 through December 31, 2009:

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	224,610	$10.27
Granted	127,163	4.10
Vested and Issued	(50,580)	10.88
Forfeited	(68,242)	5.66

Ending balance	232,951	$8.12

As of December 31, 2009, there was $1,407,774 of total unrecognized compensation expense related to nonvested RSUs, which is comprised of $651,243 for RSUs expected to vest and $756,531 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.06 years.

10. Contingencies

Litigation Contingencies

The Company is involved in certain legal matters that management considers incidental to its business. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The Company recognizes expense for defense costs when incurred. Management has evaluated pending and threatened litigation against the Company as of December 31, 2009 and does not believe the exposure to be material.

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

11. Long-Term Commitments

Leases

The Company has several operating leases, primarily for office space. The leases expire at various dates through 2016, before consideration of renewal options. The total amount of rental payments due over the lease term are charged to rent expense using the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent”, which is included in “Accrued liabilities” in the accompanying consolidated statements of financial position. Total rent expense related to operating leases was $6,178,355, $6,134,193 and $7,406,696 for the years ended December 31, 2009, 2008 and 2007, respectively.

The following is a schedule of future minimum lease payments under operating and capital leases, together with the present value of the net minimum lease payments related to capital leases, as of December 31, 2009:

	Operating Leases	Capital Leases
Years ending December 31:
2010	$5,271,040	$110,157
2011	4,930,576	113,648
2012	4,552,094	113,648
2013	4,188,049	3,492
2014	4,239,939	—
2015 and thereafter	5,412,873	—

Total minimum lease payments	$28,594,571	340,945

Less amount representing interest		(62,486)

Present value of net minimum lease payments		$278,459

Other Long-Term Commitments

The Company’s Term Loan Facility requires quarterly repayments totaling $1,500,000 annually until March 2013 with the remaining balance due in June 2013. To the extent that a balance is outstanding on the Company’s Revolving Credit Facility, it would be due in June 2012, or earlier as defined in the Credit Agreement. Refer to Note 4, “Notes Payable”, for more details about the Company’s Credit Facilities. The Company has contractual interest due on derivative instruments totaling $6,589,462 through September 2012.

Employment Agreements

The Company has three employment agreements with certain executive members of management. Such agreements call for the payment of base compensation, bonuses based on achievement and certain benefits, such as medical insurance. All three employment agreements automatically renew on their expiration date for one year unless the executive or the Company terminates the employment agreement in writing. The agreements also include confidentiality and non-compete provisions, and provide for compensation after separation under certain circumstances, including a change of control.

Forward Flow Agreements

The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The expected remaining purchase price of receivables to be acquired under existing forward flow agreements at December 31, 2009 was $43,311,000.

12. Fair Value

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	—	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	—

Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	—

Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.

Disclosure of the estimated fair value of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

Interest Rate Swap Agreement

	Total Recorded Fair Value at December 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$4,673,159	—	$4,673,159	—

The fair value of the interest rate swap represents the amount the Company would pay to terminate or otherwise settle the contract at financial position date, taking into consideration current unearned gains and losses. The fair value was determined using a market approach, and is based on the three-month LIBOR curve for the remaining term of the swap agreement. Refer to Note 5, “Derivative Financial Instruments and Risk Management”, for additional information about the fair value of the interest rate swap.

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

The estimate of fair value of the Company’s goodwill is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. At the time of the annual goodwill impairment test in the fourth quarter of 2009, market capitalization was substantially higher than book value and goodwill was considered not to be impaired. A discounted cash flow analysis was also performed. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The Company based assumptions about future cash flows and growth rates on its budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. The fair value of goodwill using a market capitalization approach and a discounted cash flow analysis exceeded the book value as of December 31, 2009.

The annual impairment test for other intangible assets not subject to amortization, for example, trademark and trade names, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies, which include Level 3 inputs. Significant assumptions are inherent in this process, including estimates of discount rates and future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets, and include estimates of the cost of debt and equity for market participants in the Company’s industry. The Company performed a discounted cash flow analysis of its trademark and trade names as of September 30, 2009 and determined that the carrying value exceeded the fair value. The Company recorded an impairment of $1,167,600 which is included in “Impairment of assets” in the accompanying consolidated statements of operations.

The following disclosures are made to disclose the fair value of certain assets and liabilities, which are not measured at fair value in the accompanying consolidated financial statements.

Purchased Receivables

The Company initially records purchased receivables at cost, which is discounted from the contractual receivable balance. The balance of purchased receivables is reduced as cash is received. The carrying value of receivables was $319,772,006 and $361,808,502 at December 31, 2009 and 2008, respectively. The Company computes the fair value of these receivables by discounting the estimated future cash flows generated by its forecasting model using an adjusted weighted-average cost of capital. The fair value of the purchased receivables approximated the carrying value at both December 31, 2009 and 2008.

Credit Facilities

The Company’s Credit Facilities had carrying amounts of $160,022,514 and $181,550,000 as of December 31, 2009 and 2008, respectively. The Company computed the approximate fair value of the Credit Facilities to be approximately $153,600,000 and $148,600,000 as of December 31, 2009 and 2008, respectively. The fair value of the Company’s Credit Facilities is estimated based on quoted market prices, current market rates for similar debt with approximately the same remaining maturities or discounted cash flow models utilizing current market rates.

13. Income Taxes

The Company recorded an income tax (benefit) provision of $(9,757,449), $9,680,968 and $12,511,803 for the years ended December 31, 2009, 2008 and 2007, respectively. The provision for income taxes reflects an effective income tax rate of 37.3%, 38.1% and 38.0% for the years ended December 31, 2009, 2008 and 2007, respectively.

The components of income tax (benefit) expense consisted of the following:

	Years Ended December 31,
	2009	2008	2007
Federal deferred	$(6,930,779)	$5,478,063	$626,079
Federal current	(2,227,444)	3,131,841	10,884,146
State deferred	(875,473)	291,991	20,258
State current	276,247	779,073	981,320

Total	$(9,757,449)	$9,680,968	$12,511,803

Tax (benefit) expense differs from the application of statutory rates to pretax (loss) income. The reconciliation of income tax (benefit) expense and the statutory rates is set forth below:

	Years Ended December 31,
	2009	2008	2007
Federal tax (benefit) expense at statutory rate	$(9,167,041)	$8,891,457	$11,595,084
State income tax (benefit) expense	(582,480)	797,689	918,506
Other adjustments	(7,928)	(8,178)	(1,787)

Effective income tax (benefit) expense	$(9,757,449)	$9,680,968	$12,511,803

The Company uses a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken in a tax return. The changes in unrecognized tax benefits were as follows:

	Years Ended December 31,
	2009	2008
Beginning balance	$895,845	$778,663
Increases in positions taken in current year	53,542	45,578
Increases in positions taken in prior years	45,578	75,306
Decrease in positions taken in current year	—	(3,702)
Decrease in positions taken in prior years	(233)	—

Ending balance	$994,732	$895,845

As of December 31, 2009, the Company had gross unrecognized tax benefits of $994,732 that, if recognized, would result in a net tax benefit of $646,576, which would favorably effect the Company’s effective tax rate. It is expected that the amount of unrecognized tax benefits will not change significantly in the next twelve months.

Income tax (benefit) expense includes interest and penalties associated with uncertain tax positions. The accrual related to interest and penalties related to the Company’s uncertain tax positions at December 31, 2009 and 2008 was approximately $140,000 and $95,000, respectively.

The corporate federal income tax returns of the Company for 2006, 2007 and 2008 are subject to examination by the Internal Revenue Service, generally for three years after the latter of their extended due date or when they are filed. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements.

At December 31, 2009, one of the Company’s subsidiaries, which prior to September 1, 2009 was a separate entity for tax purposes, had a net operating loss carryforward of approximately $5,200,000. Due to separate return limitation year rules, this loss cannot be carried back, but may be carried forward for 20 years and will expire beginning in 2028.

The tax effect of temporary differences that gave rise to the Company’s deferred tax assets and liabilities consisted of the following:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Stock options	$2,071,462	$1,790,545
Net operating loss carryforward	1,837,420	879,689
Interest rate swap agreement	1,717,708	2,578,712
Accrued expenses	1,430,461	1,605,142
Charge-off adjustment	691,964	667,075
Intangible assets	232,231	233,504
Other	823,787	773,505

Total	8,805,033	8,528,172

Deferred tax liabilities:
Purchased receivables revenue recognition	61,387,862	68,088,077
Property and equipment	1,523,249	1,635,662
Special tax basis adjustment	914,932	733,035
Transaction costs	883,897	711,478
Prepaid expenses	303,673	376,736
Deferred revenue	92,967	927,737
Other	1,223,207	525,449

Total	66,329,787	72,998,174

Net deferred tax liabilities	$57,524,754	$64,470,002

14. Selected Quarterly Operating Results (unaudited)

The following tables set forth a summary of the Company’s consolidated results on a quarterly basis for the years ended December 31, 2009 and 2008. The information for each of these quarters is unaudited and, in the Company’s opinion, has been prepared on a basis consistent with the Company’s audited consolidated financial statements appearing elsewhere in this Annual Report. This information includes all adjustments, consisting only of normal recurring adjustments the Company considered necessary for a fair presentation of this information when read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this Annual Report. Results of operations for any quarter are not necessarily indicative of the results for a full year or any future periods.

Quarterly Financial Data

	Quarter
	First	Second	Third	Fourth
2009
Total revenues	$56,991,198	$49,081,953	$47,673,821	$18,740,629
Total operating expenses	47,001,669	45,060,679	48,097,751	48,513,584
Income (loss) from operations	9,989,529	4,021,274	(423,930)	(29,772,955)
Net income (loss)	4,602,144	842,287	(1,641,668)	(20,236,860)
Total comprehensive income (loss)	5,071,834	1,544,518	(1,473,973)	(19,867,065)
Weighted average number of shares:
Basic	30,610,988	30,623,320	30,642,866	30,657,948
Diluted	30,624,101	30,711,491	30,642,866	30,657,948
Earnings (loss) per common share outstanding:
Basic	$0.15	$0.03	$(0.05)	$(0.66)
Diluted	$0.15	$0.03	$(0.05)	$(0.66)

	Quarter
	First	Second	Third	Fourth
2008
Total revenues	$64,354,730	$56,479,499	$58,353,763	$55,024,324
Total operating expenses	50,102,324	49,675,339	50,084,817	45,975,626
Income from operations	14,252,406	6,804,160	8,268,946	9,048,698
Net income	6,777,824	2,124,158	3,039,979	3,781,235
Total comprehensive income	4,603,816	4,240,849	2,973,212	1,252,584
Weighted average number of shares:
Basic	30,553,019	30,561,421	30,570,423	30,579,066
Diluted	30,565,690	30,606,807	30,614,701	30,581,939
Earnings per common share outstanding:
Basic	$0.22	$0.07	$0.10	$0.12
Diluted	$0.22	$0.07	$0.10	$0.12

Quarterly Changes in Valuation Allowance for Purchased Receivables

	Quarter
2009	First	Second	Third	Fourth
Beginning balance	$71,949,326	$73,685,026	$80,216,255	$72,585,455
Impairments	3,791,000	7,144,000	6,916,938	32,422,317
Reversal of impairments	(341,700)	(298,000)	(129,800)	—
Deductions(1)	(1,713,600)	(314,771)	(14,417,938)	(591,317)

Ending balance	$73,685,026	$80,216,255	$72,585,455	$104,416,455

	Quarter
2008	First	Second	Third	Fourth
Beginning balance	$62,091,755	$61,239,905	$66,185,655	$68,892,455
Impairments	1,795,533	5,810,417	3,544,000	4,962,586
Reversal of impairments	(1,411,250)	(841,250)	(459,200)	(360,100)
Deductions(1)	(1,236,133)	(23,417)	(378,000)	(1,545,615)

Ending balance	$61,239,905	$66,185,655	$68,892,455	$71,949,326

(1)

Deductions represent impairments on purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.