Form 10-Q
period 2010-03-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2010-04-30
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 16, 2010, 30,603,708 shares of the Registrant’s common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash	$6,219,043	$4,935,248
Purchased receivables, net	310,792,323	319,772,006
Income taxes receivable	5,572,667	5,553,181
Property and equipment, net	13,722,324	14,521,666
Goodwill	14,323,071	14,323,071
Intangible assets, net	1,029,065	1,079,065
Other assets	6,386,437	6,231,732

Total assets	$358,044,930	$366,415,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,634,807	$3,002,299
Accrued liabilities	17,512,830	21,294,388
Income taxes payable	1,358,252	1,196,071
Notes payable	154,684,956	160,022,514
Capital lease obligations	265,154	278,459
Deferred tax liability, net	57,713,444	57,524,754

Total liabilities	234,169,443	243,318,485

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,220,132 at March 31, 2010 and December 31, 2009	332,201	332,201
Additional paid in capital	148,462,697	148,243,688
Retained earnings	19,110,734	18,754,217
Accumulated other comprehensive loss, net of tax	(2,752,974)	(2,955,451)
Common stock in treasury; at cost, 2,616,424 shares at March 31, 2010 and December 31, 2009	(41,277,171)	(41,277,171)

Total stockholders’ equity	123,875,487	123,097,484

Total liabilities and stockholders’ equity	$358,044,930	$366,415,969

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues
Purchased receivable revenues, net	$51,086,546	$56,739,679
Gain on sale of purchased receivables	217,023	—
Other revenues, net	251,095	251,519

Total revenues	51,554,664	56,991,198

Expenses
Salaries and benefits	19,504,866	19,846,517
Collections expense	24,192,940	22,126,683
Occupancy	1,752,127	1,810,861
Administrative	1,741,368	2,330,386
Depreciation and amortization	1,162,382	885,818
Loss on disposal of equipment and other assets	201	1,404

Total operating expenses	48,353,884	47,001,669

Income from operations	3,200,780	9,989,529
Other income (expense)
Interest expense	(2,628,425)	(2,642,126)
Interest income	1,042	961
Other	14,602	71,777

Income before income taxes	587,999	7,420,141
Income tax expense	231,482	2,817,997

Net income	$356,517	$4,602,144

Weighted average number of shares:
Basic	30,670,728	30,610,988
Diluted	30,739,269	30,624,101
Earnings per common share outstanding:
Basic	$0.01	$0.15
Diluted	$0.01	$0.15

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$356,517	$4,602,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,162,382	885,818
Amortization of deferred financing costs	275,605	131,652
Deferred income taxes	105,217	470,561
Share-based compensation expense	219,009	236,818
Net impairment of purchased receivables	99,680	3,449,300
Non-cash revenue	(5,864)	(32,815)
Loss on disposal of equipment and other assets	201	1,404
Gain on sale of purchased receivables	(217,023)	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(430,310)	422,003
Decrease in accounts payable and other accrued liabilities	(1,463,268)	(2,688,351)
Decrease in income tax receivable, net	142,695	2,426,693

Net cash provided by operating activities	244,841	9,905,227

Cash flows from investing activities
Payments for investment in purchased receivables, net of buy backs	(31,548,959)	(21,617,749)
Principal collected on purchased receivables	38,034,968	33,960,773
Proceeds from the sale of purchased receivables	217,049	—
Purchase of property and equipment	(313,241)	(526,377)
Proceeds from sale of property and equipment	—	210

Net cash provided by investing activities	6,389,817	11,816,857

Cash flows from financing activities
Borrowings under notes payable	22,100,000	15,500,000
Repayment of notes payable	(27,437,558)	(35,002,486)
Repayment of capital lease obligations	(13,305)	—

Net cash used in financing activities	(5,350,863)	(19,502,486)

Net increase in cash	1,283,795	2,219,598
Cash at beginning of period	4,935,248	6,042,859

Cash at end of period	$6,219,043	$8,262,457

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$2,447,691	$2,772,175
Net cash (received) paid for income taxes	(16,430)	27,490
Non-cash investing and financing activities:
Change in fair value of swap liability	285,950	465,383
Change in unrealized loss on cash flow hedge	(202,477)	(469,690)

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2010 and its results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009, and all adjustments were of a normal recurring nature. The operations of the Company for the three months ended March 31, 2010 and 2009 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items related to such estimates include the timing and amount of future cash collections on purchased receivables, deferred tax assets, goodwill and share-based compensation. Actual results could differ from those estimates making it reasonably possible that a change in these estimates could occur within one year.

Revenue Recognition

The Company accounts for its investment in purchased receivables using the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, (referred to as the “Interest Method”). Refer to Note 2, “Purchased Receivables and Revenue Recognition”, for additional discussion of the Company’s method of accounting for purchased receivables and revenue recognition.

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

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected. The Company records gross proceeds received by the unaffiliated third parties as cash collections. The Company records the percentage of the gross cash collections paid to the third parties, and the reimbursement of certain legal and other costs, as a component of collections expense. The percent of gross cash collections from such third party relationships were 32.2% and 31.8% for the three months ended March 31, 2010 and 2009, respectively.

Accrued Liabilities

The details of accrued liabilities were as follows:

	March 31, 2010	December 31, 2009
Accrued payroll, benefits and bonuses	$5,549,421	$6,858,421
Fair value of derivative instruments	4,387,209	4,673,159
Accrued general and administrative expenses	3,550,424	3,243,887
Deferred rent	3,075,235	3,152,922
Purchased receivables (1)	—	2,399,832
Accrued interest expenses	520,269	641,556
Other accrued expenses	430,272	324,611

Total accrued liabilities	$17,512,830	$21,294,388

(1)	The rights, title and interest of an acquired portfolio was transferred to the Company as of December 31, 2009 and was funded during January 2010.

Concentrations of Risk

For the three months ended March 31, 2010 and 2009, the Company invested 89.7% and 81.0% (net of buybacks), respectively, in purchased receivables from its top three sellers. One seller is included in the top three in both three month periods.

Interest Expense

Interest expense includes interest on the Company’s credit facilities, unused facility fees, the ineffective portion of the change in fair value of the Company’s derivative financial instrument (refer to Note 4, “Derivative Financial Instruments and Risk Management”), interest payments made on the interest rate swap and amortization of deferred financing costs. During the three months ended March 31, 2010 and 2009, the Company recorded interest expense of $2,628,425 and $2,642,126, including the amortization of $275,605 and $131,652 in deferred financing costs, respectively.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding for the three months ended March 31, 2010 and 2009. Diluted weighted-average shares outstanding for the three months ended March 31, 2010 and 2009 included 68,541 and 13,113 dilutive shares, respectively, related to outstanding stock options, deferred stock units and restricted share units (collectively the “Share-Based Awards”). There were 833,044 and 993,652 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s stock at March 31, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets

Intangible assets with finite lives arising from business combinations are amortized over their estimated useful lives, ranging from five to seven years, using the straight-line method. Goodwill and trademark and trade names with indefinite lives are not amortized, instead, these assets are reviewed annually to assess recoverability or more frequently if impairment indicators are present. Impairment charges are recorded for intangible assets when the estimated fair value is less than the book value. Refer to Note 8, “Fair Value”, for additional information about the fair value of goodwill and other intangible assets.

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

During the third quarter of 2009, the Company completed its periodic valuation of trademark and trade names and determined that the book value exceeded the fair value as a result of a decline in business activity associated with this intangible asset. As a result, the Company recognized an impairment charge for the difference between the fair value and the book value of $1,167,600. Refer to Note 8, “Fair Value” for more information about the fair value calculation.

Comprehensive Income

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. Currently, the Company’s only component of comprehensive income other than net income is the change in unrealized gain or loss on derivatives qualifying as cash flow hedges, which are recorded net of income taxes. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in stockholders’ equity in the accompanying consolidated statements of financial position as “Accumulated other comprehensive loss, net of tax”.

A summary of accumulated other comprehensive loss, net of tax is as follows:

	Three Months Ended March 31,
	2010	2009
Opening balance	$(2,955,451)	$(4,664,862)
Change	202,477	469,690

Ending balance	$(2,752,974)	$(4,195,172)

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Financial Instruments

The fair value of financial instruments is estimated using available market information and other valuation methods. Refer to Note 8, “Fair Value” for more information.

Recently Issued Accounting Pronouncements

The following accounting pronouncements have been issued and will be effective for the Company in or after fiscal year 2010:

In February 2010, the FASB issued updated guidance which no longer requires SEC filers to disclose the date through which it has evaluated subsequent events and the basis for that date. The adoption of this guidance, as of February 24, 2010, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued guidance which requires additional disclosures related to the components of the reconciliation of fair value measurements using unobservable inputs to and transfers between levels in the hierarchy of fair value measurement. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain provisions related to Level 3 disclosures which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company accounts for its investment in purchased receivables using the Interest Method when the Company has a reasonable expectation about the timing and amount of cash flows expected to be collected. The Company purchases pools of homogenous accounts receivable. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics and payer dynamics. Risk characteristics of purchased receivables are generally considered to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

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

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had an IRR assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of March 31, 2010, the Company had 32 unamortized pools on the cost recovery method with an aggregate carrying value of $1,531,329 or about 0.5% of the total carrying value of all purchased receivables. As of December 31, 2009, the Company had 50 unamortized pools on the cost recovery method with an aggregate carrying value of $2,271,595, or about 0.7% of the total carrying value of all purchased receivables.

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

Although not its usual business practice, the Company may periodically sell, on a non-recourse basis, all or a portion of a pool to unaffiliated parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and carrying value. The agreements to sell receivables typically include general representations and warranties, during the negotiated time frame, are netted against any “Gain (loss) on sale of purchased receivables”.

Changes in purchased receivables portfolios were as follows:

	Three Months Ended March 31,
	2010	2009
Beginning balance	$319,772,006	$361,808,502
Investment in purchased receivables, net of buybacks	29,149,127	21,617,749
Cost of sale of purchased receivables, net of returns	(26)	—
Cash collections	(89,215,330)	(94,116,937)
Purchased receivable revenues, net	51,086,546	56,739,679

Ending balance	$310,792,323	$346,048,993

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of purchased receivables. Changes in accretable yield were as follows:

	Three Months Ended March 31,
	2010	2009
Beginning balance (1)	$466,199,721	$534,985,144
Revenue recognized on purchased receivables, net	(51,086,546)	(56,739,679)
Additions due to purchases	28,654,794	41,391,387
Reclassifications (to) from nonaccretable yield	(1,139,295)	17,355,097

Ending balance (1)	$442,628,674	$536,991,949

(1)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Refer to Forward-Looking Statements on page 20 and Critical Accounting Policies on page 36 for further information regarding these estimates.

Cash collections include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of cash collections from fully amortized pools were as follows:

	Three Months Ended March 31,
	2010	2009
Fully amortized before the end of their expected life	$3,759,241	$7,241,960
Fully amortized after the end of their expected life	7,376,816	8,275,732
Accounted under the cost recovery method	3,780,758	2,735,868

Total cash collections from fully amortized pools	$14,916,815	$18,253,560

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in purchased receivables portfolios under the cost recovery method were as follows:

	Three Months Ended March 31,
	2010	2009
Beginning balance	$2,271,595	$9,804,318
Addition of portfolios	10,345	89,078
Buybacks, impairments and resale adjustments	(1,492)	(474,321)
Cash collections until fully amortized	(749,119)	(2,824,847)

Ending balance	$1,531,329	$6,594,228

During the three months ended March 31, 2010 and 2009, the Company recorded net impairments of $99,680 and $3,449,300, respectively, related to its purchased receivables. The net impairments reduced revenue and the carrying value of the purchased receivable portfolios.

Changes in the purchased receivables valuation allowance were as follows:

	Three Months Ended March 31,
	2010	2009
Beginning balance	$104,416,455	$71,949,326
Impairments	99,680	3,791,000
Reversal of impairments	—	(341,700)
Deductions (1)	(5,633,235)	(1,713,600)

Ending balance	$98,882,900	$73,685,026

(1)	Deductions represent valuation allowances on purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the total valuation allowance since it can no longer be reversed.

3. Notes Payable

The Company’s credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, originated on June 5, 2007 and was amended on March 10, 2008 and October 27, 2009 (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company has a five-year $100,000,000 revolving credit facility (the “Revolving Credit Facility”) and a six-year $150,000,000 term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 150 to 250 basis points over prime depending upon the Company’s liquidity, as defined in the Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month contracts based on the London Inter Bank Offer Rate (“LIBOR”) at rates between 250 to 350 basis points over the respective LIBOR, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25,000,000 increase as well as sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans. The amended Credit Agreement is secured by a first priority lien on all of the Company’s assets. The amended Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of March 31, 2010 were:

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

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The amended Credit Agreement contains a provision that requires the Company to repay Excess Cash Flow (as defined) to reduce the indebtedness outstanding under its Credit Agreement. The Company made required payments of $8,962,558 and $2,427,486 in March 2010 and 2009, respectively. The Excess Cash Flow payment is due within 10 days of the issuance of the annual financial statements. The repayment provisions are:

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

The Company had $154,684,956 and $160,022,514 of borrowings outstanding on its Credit Facilities at March 31, 2010 and December 31, 2009, respectively, of which $134,484,956 and $143,822,514 was outstanding on the Term Loan Facility, respectively, and $20,200,000 and $16,200,000 was outstanding on the Revolving Credit Facility, respectively. The Term Loan Facility requires quarterly repayments totaling $1,500,000 annually until March 2013 with the remaining balance due in June 2013.

The Company was in compliance with the covenants of the Credit Agreement as of March 31, 2010.

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

The Company records derivative financial instruments at fair value. Refer to Note 8, “Fair Value” for additional information. Counterparty default would further expose the Company to fluctuations in variable interest rates.

Derivative Financial Instruments

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25,000,000. As of March 31, 2010, the notional amount was $75,000,000. This swap agreement expires on September 13, 2012.

The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge. The effective portion of the gain or loss is reported as a component of other comprehensive income (“OCI”) in the accompanying consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in interest expense. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as throughout the hedging period. As of March 31, 2010, the Company did not have any fair value hedges.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the fair value of derivative instruments:

	Liability Derivatives
	March 31, 2010		December 31, 2009
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Accrued liabilities	$4,387,209	Accrued liabilities	$4,673,159

Total derivatives designated as hedging instruments		$4,387,209		$4,673,159

The following table summarizes the impact of the cash flow hedge derivative instrument:

Derivative	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009		2010	2009		2010	2009
Interest rate swap	$(595,348)	$(307,820)	Interest expense	$(881,298)	$(773,203)	Interest Expense	$(563)	$(1,060)

Total	$(595,348)	$(307,820)	Total	$(881,298)	$(773,203)	Total	$(563)	$(1,060)

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Computers and software	$19,543,574	$19,453,679
Furniture and fixtures	6,096,969	6,096,969
Leasehold improvements	2,456,259	2,456,788
Office equipment	4,087,986	4,087,986
Equipment under capital leases	278,459	278,459

Total property and equipment, at cost	32,463,247	32,373,881
Less accumulated depreciation and amortization	(18,740,923)	(17,852,215)

Net property and equipment	$13,722,324	$14,521,666

6. Share-Based Compensation

The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company reserved 3,700,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan of which 2,233,849 shares remain available to be granted as of March 31, 2010. The purpose of the plan is (i) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (ii) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

Based on historical experience, the Company uses an annual forfeiture rate of 15% for associate grants. Grants made to non-associate directors have no forfeiture rates associated with them due to immediate vesting of grants to this group. Total share-based compensation expense recognized in the accompanying consolidated statements of operations was $219,009 and $236,818 for the three months ended March 31, 2010 and 2009, respectively. The total tax benefit related to the Stock Incentive Plan was $86,219 and $88,440 for the three months ended March 31, 2010 and 2009, respectively.

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

The following table summarizes the assumptions used to determine the fair value of stock options granted:

Options issue year:	2010	2009
Expected volatility	57.20%	51.37%-54.53%
Expected dividends	0.00%	0.00%
Expected term	5 Years	5 Years
Risk-free rate	2.42%	1.98%-2.06%

As of March 31, 2010, the Company had options outstanding for 1,003,500 shares of its common stock under the Stock Incentive Plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. The options granted to key associates generally vest between one and five years from the grant date whereas the options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the vesting period.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The related compensation expense was as follows:

	Three Months Ended March 31,
	2010	2009
Salaries and benefits (1)	$98,424	$74,441

Total	$98,424	$74,441

(1)	Salaries and benefits include amounts for associates.

The following table summarizes all stock option transactions from January 1, 2010 through March 31, 2010:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Beginning balance	930,417	$11.54
Granted	73,958	6.01
Forfeited or expired	(875)	9.28

Outstanding at March 31, 2010	1,003,500	11.13	6.34	$561,910

Exercisable at March 31, 2010	662,324	$13.58	6.18	$134,931

The weighted-average fair value of options granted during the three months ended March 31, 2010 and 2009 was $2.77 and $1.65, respectively.

As of March 31, 2010, there was $864,954 of total unrecognized compensation expense related to nonvested stock options granted under the stock incentive plan, which is comprised of $778,642 for options expected to vest and $86,312 for options not expected to vest. Unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 2.38 years.

Deferred Stock Units

As of March 31, 2010, the Company had granted 44,309 deferred stock units (“DSUs”) of its common stock to non-associate directors under the Company’s Stock Incentive Plan. DSUs represent the Company’s obligation to deliver one share of common stock for each unit at a later date elected by the non-associate director, such as when his or her board service ends. DSUs vest immediately upon grant and are not subject to forfeiture. DSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional DSUs. The value of each DSU is equal to the market price of the Company’s stock at the date of grant.

The fair value of the DSUs granted is expensed immediately to correspond with the vesting schedule. The related expense for the three months ended March 31, 2010 and 2009 was $25,004 and $21,880, respectively, and was included in “Administrative Expenses” in the accompanying consolidated statements of operations.

The following table summarizes all DSU related transactions from January 1, 2010 through March 31, 2010:

	DSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	39,721	$8.39
Granted	4,588	5.45

Ending balance	44,309	$8.08

There was no unrecognized compensation expense related to nonvested DSUs as of March 31, 2010.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The RSUs granted to associates generally vest over two to four years based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the non-associate director terminates his or her board service. Of the RSUs outstanding at March 31, 2010, 97,453 granted to associates will vest contingent on the attainment of performance conditions.

The fair value of the RSUs is expensed on a straight-line basis over the vesting period based on the number of RSUs expected to vest. For RSUs with performance conditions, if those conditions are not expected to be met, the compensation expense previously recognized is reversed. The related compensation expense, net of reversals, was as follows:

	Three Months Ended March 31,
	2010	2009
Salaries and benefits (1)	$95,581	$140,497

Total	$95,581	$140,497

(1)	Salaries and benefits include amounts for associates.

The Company issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions from January 1, 2010 through March 31, 2010:

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	232,951	$8.12
Granted	72,362	6.01
Forfeited	(2,506)	5.47

Ending Balance	302,807	$7.63

As of March 31, 2010, there was $1,733,390 of total unrecognized compensation expense related to nonvested RSUs, which is comprised of $932,834 for RSUs expected to vest and $800,556 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.05 years.

7. Contingencies

Litigation Contingencies

The Company is involved in certain legal matters that management considers incidental to its business. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The Company recognizes expense for defense costs when incurred. The Company does not expect these routine legal matters, either individually or the aggregate, to have a material impact on the Company’s financial position, results of operations, or cash flows.

Beginning in February 2006, the Federal Trade Commission (“FTC”) commenced an investigation into the Company’s debt collection practices under the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Federal Trade Commission Act. On April 6, 2010, the FTC delivered a letter to the Company which stated its view that the Company may have engaged in certain violations of those laws, offered it an opportunity to resolve the matter through consent negotiations, and forwarded a proposed consent decree. The proposed consent decree includes certain monitoring and reporting obligations and customer disclosures, as well as a civil monetary penalty. The Company is currently reviewing the proposal with counsel and has begun to discuss the matter with the FTC. Due to the early stages of the Company’s discussions on this matter, an estimate of the amount or range of loss cannot be made at this time, and no accrual has been included in the Company’s consolidated financial statements as of March 31, 2010.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

8. Fair Value

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

Disclosure of the estimated fair value of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

Interest Rate Swap Agreement

	Total Recorded Fair Value at March 31, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$4,387,209	—	$4,387,209	—

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

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimate of fair value of the Company’s goodwill is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. At the time of the annual goodwill impairment test in the fourth quarter of 2009, market capitalization was substantially higher than book value and goodwill was considered not to be impaired. A discounted cash flow analysis was also performed at the time. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The Company based assumptions about future cash flows and growth rates on its budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. The fair value of goodwill using a market capitalization approach and a discounted cash flow analysis exceeded the book value as of December 31, 2009.

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

The following disclosures pertain to the fair value of certain assets and liabilities, which are not measured at fair value in the accompanying consolidated financial statements.

Purchased Receivables

The Company initially records purchased receivables at cost, which is discounted from the contractual receivable balance. The balance of purchased receivables is reduced as cash is received. The carrying value of receivables was $310,792,323 and $319,772,006 at March 31, 2010 and December 31, 2009, respectively. The Company computes the fair value of these receivables by discounting the estimated future cash flows generated by its forecasting model using an adjusted weighted-average cost of capital. The fair value of purchased receivables approximated the carrying value at both March 31, 2010 and December 31, 2009.

Credit Facilities

The Company’s Credit Facilities had carrying amounts of $154,684,956 and $160,022,514 as of March 31, 2010 and December 31, 2009, respectively. The fair value of the Credit Facilities and approximated carrying value at both March 31, 2010 and December 31, 2009, respectively. The Company computed fair value of Credit Facilities based on quoted market prices, current market rates for similar debt with approximately the same remaining maturities or discounted cash flow models utilizing current market rates.

9. Income Taxes

The Company recorded income tax expense of $231,482 and $2,817,997 for the three months ended March 31, 2010 and 2009, respectively. The provision for income tax reflects an effective income tax rate of 39.4% and 38.0% for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company had a gross unrecognized tax benefit of $1.0 million that, if recognized, would result in a net tax benefit of approximately $0.7 million which would have a positive impact on the Company’s effective tax rate. During the three months ended March 31, 2010, there were no material changes to the unrecognized tax benefit. Since January 1, 2009, the Company has accrued interest and penalties of approximately $152,000, which is classified as income tax expense in the accompanying consolidated financial statements.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The federal income tax returns of the Company for the years 2006-2009 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The state income tax returns of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We have been purchasing and collecting charged-off accounts receivable portfolios from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, healthcare providers, telecommunications and utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount. Since January 1, 2000, we purchased 1,118 consumer debt portfolios, with an original charged-off face value of $41.2 billion for an aggregate purchase price of $1.0 billion, or 2.49% of face value, net of buybacks. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits.

Macro-economic factors continue to influence us positively and negatively. Macro-economic factors such as reduced availability of credit for consumers, a depressed housing market, elevated unemployment rates, low consumer confidence and other factors have a negative impact on us by making it more difficult to collect from consumers on the charged-off accounts receivable portfolios (“paper”) we have acquired. Conversely, as a result of these negative macro-economic factors, the supply of available paper has increased while prices we pay have remained at lower levels than in recent years.

Our cash collections are typically higher in the first quarter of the year because of tax refunds and other factors, and we saw improvement in collections compared to the fourth quarter of 2009. However, first quarter collections declined when compared to the same period in 2009 as a result of the continuing difficult collections environment. Current collections have also been negatively impacted by the 21.3% reduction in purchasing in 2009 as compared to 2008. Collections were positively impacted in the quarter by further expansion of our relationship with a third party agency in India that is collecting on our behalf using our technology and collection model under a per seat fee arrangement.

In the quarter ended December 31, 2009, we recorded a $32.4 million impairment on our purchased receivables, primarily on the 2006 and older vintages, because we determined that the IRRs assigned to our portfolios were too high in relation to the timing or amount of estimated remaining collections. The downward revision of estimated remaining collections reduced the carrying value of purchased receivables by the amount of the impairment at the end of 2009. During the first quarter of 2010, we exceeded our revised collection forecast, however, purchased receivable revenue was lower than 2009 because revenue is generally a function of the IRR’s multiplied by the carrying value of purchased receivables. Amortization is higher in periods where collections exceed forecast, and as such, the amortization rate in the first quarter of 2010 was 42.7%, compared to 39.7% for the same period of 2009. In addition, we expect the macro-economic factors to continue to lower overall collections on recently purchased portfolios and therefore have been applying lower initial IRR’s, which also have the effect of increasing purchased receivable amortization. Even though we exceeded our collection forecasts in the first quarter of 2010, we did not reverse any of the impairments recognized previously since we believe a single quarter of over performance is generally not enough experience to revise our collection expectations.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties and that are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss in our annual report on Form 10-K for the year ended December 31, 2009 in the section titled “Risk Factors” and elsewhere in this report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include the following:

•	a prolonged economic recession limiting our ability to acquire and to collect on charged-off receivable portfolios;

•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	our ability to recover sufficient amounts on our charged-off receivable portfolios;

•	our ability to hire and retain qualified personnel;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	a decrease in collections if changes in debt collection laws impair our ability to collect;

•	a decrease in collections as a result of negative attention or news regarding the debt collection industry and debtor’s willingness to pay the debt we acquire;

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

	Percent of Total Revenues		Percent of Cash Collections
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Revenues
Purchased receivable revenues, net	99.1%	99.6%	57.3%	60.3%
Gain on sale of purchased receivables	0.4	0.0	0.2	0.0
Other revenues, net	0.5	0.4	0.3	0.3

Total revenues	100.0	100.0	57.8	60.6

Expenses
Salaries and benefits	37.8	34.8	21.9	21.1
Collections expense	46.9	38.8	27.1	23.5
Occupancy	3.4	3.2	2.0	2.0
Administrative	3.4	4.1	1.9	2.5
Depreciation and amortization	2.3	1.6	1.3	0.9
Loss on disposal of equipment and other assets	(0.0)	(0.0)	(0.0)	(0.0)

Total operating expenses	93.8	82.5	54.2	50.0

Income from operations	6.2	17.5	3.6	10.6
Other income (expense)
Interest expense	(5.1)	(4.6)	(2.9)	(2.8)
Interest income	0.0	0.0	0.0	0.0
Other	0.0	0.1	0.0	0.1

Income before income taxes	1.1	13.0	0.7	7.9
Income tax expense	0.4	5.0	0.3	3.0

Net income	0.7%	8.0%	0.4%	4.9%

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues is the difference between cash collections and amortization (of purchased receivables).

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Three Months Ended March 31,				Percentage of Cash Collections Three Months Ended March 31,
(in millions)	2010	2009	Change	Percentage Change	2010	2009
Cash collections	$89.2	$94.1	$(4.9)	(5.2)%	100.0%	100.0%
Purchased receivable amortization	38.1	37.4	(0.7)	(2.0)	42.7	39.7
Purchased receivable revenues, net	51.1	56.7	(5.6)	(10.0)	57.3	60.3

The decrease in purchased receivable revenues is the result of lower cash collections and higher amortization in 2010 as compared to 2009.

We believe that lower cash collections is primarily a result of macro-economic factors that continue to affect consumers’ liquidity and their ability to repay their obligations, and lower purchasing in 2009. Macro-economic factors reducing consumers’ ability to pay include the unemployment rate, which increased from 8.6% in March 2009 to 9.7% in March 2010, a depressed housing market, a continued tight credit environment for consumers, among other factors. During 2009, we invested 21.3% less in purchased receivables than we did in 2008. Generally, collections are strongest on portfolios six months to 18 months after purchase, therefore, the reduction in purchasing is having a negative impact on collections in the first quarter of 2010 when compared to the prior year. Cash collections include collections from fully amortized portfolios of $14.9 million and $18.3 million for 2010 and 2009, respectively, of which 100% were reported as revenue.

The amortization rate of 42.7% for first quarter of 2010 was 3.0 percentage points higher than the amortization rate of 39.7% for the first quarter of 2009. The increase in the amortization rate is primarily the result of the actions we took in the fourth quarter of 2009 to evaluate and adjust the expected future cash flows of our receivable portfolios. We observed a significant difference between our estimated and actual cash collections, which caused us to perform a more in-depth review of our portfolios and their expected performance. Based on our review, we determined these older vintages would continue to underperform our previous collections forecasts. This reduction in future expectations of cash collections on the 2004-2007 vintages resulted in an impairment of $32.4 million. The impairment reduced the carrying balance of purchased receivables as of December 31, 2009, which led to lower purchased receivable revenues during the first quarter of 2010 compared to the same period in 2009. Lower estimates of future cash collections has generally lead us to apply lower initial IRR’s in recent periods, which also contributes to lower revenue. Total net impairments recognized in the first quarter of 2010 were $0.1 million compared to $3.4 million for 2009. Refer to “Supplemental Performance Data” on Page 26 for a summary of purchased receivable revenues and amortization rates by year of purchase.

Purchased receivable revenues fluctuate based on changes in the balance of purchased receivables, the IRR applied to each portfolio and the amount of net impairments recognized. Impairments are generated when current yields assigned to portfolios are too high in relation to the timing and/or amount of current or future collections. When cash collections decline a larger portion of collections is allocated to revenue and less is allocated to amortization of portfolio balances. Portfolio balances that amortize too slowly in relation to current or expected collections lead to impairments, which increase the amount of amortization and offset revenue. Conversely, when collections exceed expectations amortization will increase. If we expect collections to continue to exceed expectations, we may reverse previously recognized impairments, or if there are no impairments to reverse, we may increase the assigned IRRs. We did not reverse any previously recognized impairments in response to collections that exceeded expectations during the quarter ended March 31, 2010.

Revenues on portfolios purchased from our top three sellers during vintage years 1993 through 2010 were $18.3 million and $16.1 million during the three months ended March 31, 2010 and 2009, respectively, with two of the three sellers included in the top three in both three month periods.

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

	Three Months Ended March 31,
(in millions, net of buybacks)	2010	2009	Change	Percentage Change
Acquisitions of purchased receivables, at cost	$29.8	$21.8	$8.0	36.8%
Acquisitions of purchased receivables, at face value	$823.3	$737.6	$85.7	11.6%
Percentage of face value	3.62%	2.95%

Our investment in purchased receivables increased in the first quarter of 2010, which is consistent with our strategy to purchase at higher levels than we did in 2009. During 2009, we lowered overall purchasing and deferred a significant portion to the second half of the year in order to take advantage of declining pricing. As a result of fluctuations in the mix of purchases of receivables, the costs of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired. Forward flow purchases consisted of the following:

	Three Months Ended March 31,
(in millions, net of buybacks)	2010	2009	Change	Percentage Change
Forward flow purchases, at cost	$17.5	$15.2	$2.3	14.9%
Forward flow purchases, at face value	$420.5	$406.0	$14.5	3.6%
Percentage of face value	4.16%	3.75%
Percentage of forward flow purchases, at cost of total purchasing	58.7%	69.9%
Percentage of forward flow purchases, at face value of total purchasing	51.1%	55.1%

Investments in forward flow contracts was higher in the first quarter of 2010 than the same period in 2009, which is consistent with the increase in our total purchases for the same period. Purchases from forward flows in 2010 included 19 portfolios from six forward flow contracts. Purchases from forward flows in 2009 included 25 portfolios from nine forward flow contracts.

Operating Expenses

Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because amortization rates, the difference between cash collections and revenues recognized, vary from period to period. Amortization rates vary due to seasonality of collections, impairments and other factors and can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.

The following table summarizes the significant components of our operating expenses:

	Three Months Ended March 31,				Percentage of Cash Collections Three Months Ended March 31,
(in millions)	2010	2009	Change	Percentage Change	2010	2009
Salaries and benefits	$19.5	$19.8	$(0.3)	(1.7)%	21.9%	21.1%
Collections expense	24.2	22.1	2.1	9.3	27.1	23.5
Administrative	1.7	2.3	(0.6)	(25.3)	1.9	2.5
Other	3.0	2.8	0.2	8.0	3.3	2.9

Total operating expenses	$48.4	$47.0	$1.4	2.9%	54.2%	50.0%

The majority of the overall increase in operating expenses is a result of higher collections expense. Higher collections expenses are a result of increases in court and process server costs and higher lettering and telecommunications costs as we ramp up activities on recently purchased receivables.

Salaries and Benefits. Salaries and benefits expense decreased because of lower variable incentive compensation and benefits driven by lower cash collections partially offset by an increase in average headcount. The following table summarizes the significant components of our salaries and benefits expense:

	Three Months Ended March 31,				Percentage of Cash Collections Three Months Ended March 31,
(in millions)	2010	2009	Change	Percentage Change	2010	2009
Compensation - revenue generating	$12.0	$11.6	$0.4	3.2%	13.5%	12.4%
Compensation - administrative	3.6	4.1	(0.5)	(11.2)	4.0	4.3
Benefits and other	3.9	4.1	(0.2)	(6.4)	4.4	4.4

Total salaries and benefits	$19.5	$19.8	$(0.3)	(1.7)%	21.9%	21.1%

The increase in compensation for revenue generating departments is a result of higher average headcount for in-house account representatives, which is partially offset by lower variable compensation expense related to the decrease in collections. In addition, we reduced incentive compensation for management until performance metrics improve and continue our suspension of the Company matching component of our 401(k) plan.

Collections Expense. Collections expense increased because of higher court and process server costs and other variable collection activities. In addition, in late 2009 we began incurring costs related to an agency relationship with a firm in India, which we have engaged to collect on our behalf using our technology and collections model under a per seat fee arrangement. We expect costs incurred under this relationship to continue to increase in 2010 as the number of seats increases. The following table summarizes the significant components of collections expense and the changes in each:

	Three Months Ended March 31,				Percentage of Cash Collections Three Months Ended March 31,
(in millions)	2010	2009	Change	Percentage Change	2010	2009
Forwarding fees	$9.8	$10.3	$(0.4)	(4.2)%	11.1%	10.9%
Court and process server costs	6.8	5.5	1.3	23.3	7.6	5.8
Lettering campaign and telecommunications costs	4.5	3.7	0.7	19.4	5.0	4.0
Data provider costs	1.8	1.4	0.4	28.8	2.0	1.5
Other	1.3	1.2	0.1	6.4	1.4	1.3

Total collections expense	$24.2	$22.1	$2.1	9.3%	27.1%	23.5%

Forwarding fees include fees paid to third parties to collect on our behalf including our agency firm in India. These fees decreased in 2010 compared to 2009 because of lower cash collections generated by third parties. Collections from such third party relationships were $28.7 million and $29.9 million, or 32.2% and 31.8% of cash collections, for 2010 and 2009, respectively. Rates paid to forwarding agencies vary based on the age and type of paper that we outsource. Court and process server costs increased in 2010 over 2009 as we increased the activity in these categories, partially in response to lowering activity related to an agreement with a third party that incurs court costs on our behalf for outsourced accounts. During 2010, our variable collection activities, such as telecommunications, lettering campaigns, and use of data provider services, increased as a result of higher purchasing activities during the first quarter of 2010 and the fourth quarter of 2009 compared to similar periods of prior years. Generally, these costs are higher in the first six months after purchase of a portfolio as we ramp up collection activities.

Income Taxes. We recognized income tax expense of $0.2 million and $2.8 million for 2010 and 2009, respectively. The 2010 tax expense reflects a federal tax rate of 36.4% and a state tax rate of 3.0% (net of federal tax effect). For 2009, the federal tax rate was 35.5% and state tax rate was 2.5% (net of federal tax effect). The 0.9 percentage point increase in the federal tax rate was a result of permanent book versus tax differences and the net effect of state taxes. The overall decrease in tax expense was also impacted by the decrease in the pre-tax income, which was $0.6 million for 2010 compared to pre-tax income of $7.4 million for the same period of 2009.

Supplemental Performance Data

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase as of March 31, 2010:

Year of Purchase	Number of Portfolios	Purchase Price (1)	Cash Collections	Estimated Remaining Collections (2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	(dollars in thousands)
2003	76	$87,147	$429,964	$5,261	$435,225	499%
2004	106	86,538	260,272	14,880	275,152	318
2005	104	100,747	198,120	14,111	212,231	211
2006(4)	154	142,239	279,118	57,940	337,058	237
2007	158	169,413	214,282	117,994	332,276	196
2008	164	154,116	143,738	197,615	341,353	221
2009	123	121,337	49,818	287,535	337,353	278
2010(5)	28	29,786	988	58,085	59,073	198

Total	913	$891,323	$1,576,300	$753,421	$2,329,721	261%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as “buybacks”) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Estimated remaining collections are based on historical cash collections. Refer to Forward-Looking Statements on page 20 and Critical Accounting Policies on page 36 for further information regarding these estimates.
(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase. Estimated remaining collections for pools on a cost recovery method for revenue recognition purposes are equal to the carrying value. There are no estimated remaining collections for pools on a cost recovery method that are fully amortized.
(4)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(5)	Includes three months of activity through March 31, 2010.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of March 31, 2010:

Year of Purchase	Unamortized Balance	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
	(dollars in thousands)
2003	$1,411	$87,147	1.6%	0.5%
2004	6,723	86,538	7.8	2.2
2005	6,537	100,747	6.5	2.1
2006(2)	27,996	142,239	19.7	9.0
2007	56,875	169,413	33.6	18.3
2008	78,094	154,116	50.7	25.1
2009	103,649	121,337	85.4	33.3
2010(3)	29,507	29,786	99.1	9.5

Total	$310,792	$891,323	34.9%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the buybacks less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Includes portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(3)	Includes three months of activity through March 31, 2010.

The following table provides details of purchased receivable revenues by year of purchase:

	Three months ended March 31, 2010
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments	Zero Basis Collections
2004 and prior	$16,193,506	$13,380,526	N/M	N/M	$99,680	$10,984,194
2005	5,206,427	2,468,654	52.6%	9.51%	—	1,116,501
2006	11,645,445	6,494,651	44.2	6.79	—	1,413,271
2007	14,939,366	7,598,421	49.1	4.07	—	890,231
2008	18,351,057	8,742,410	52.4	3.42	—	113,130
2009	21,965,825	11,766,152	46.4	3.52	—	399,488
2010	913,704	635,732	30.4	2.31	—	—

Totals	$89,215,330	$51,086,546	42.7	5.34	$99,680	$14,916,815

	Three months ended March 31, 2009
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments	Zero Basis Collections
2003 and prior	$17,233,931	$16,193,556	N/M	N/M	$(76,300)	$14,133,389
2004	6,876,528	3,323,676	51.7%	5.46%	2,017,600	1,032,336
2005	7,438,156	3,777,544	49.2	4.38	257,000	42,505
2006	16,272,598	11,240,280	30.9	5.73	796,000	1,997,549
2007	21,118,819	11,223,873	46.9	3.74	—	958,309
2008	24,144,876	10,422,230	56.8	2.68	455,000	89,472
2009	1,032,029	558,520	45.9	3.43	—	—

Totals	$94,116,937	$56,739,679	39.7	5.31	$3,449,300	$18,253,560

(1)	“N/M” indicates that the calculated percentage for aggregated vintage years is not meaningful.
(2)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

Account Representative Tenure and Productivity

We measure traditional call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays our account representatives experience:

In-House Account Representatives by Experience

Number of account representatives:	Three months ended March 31,		Years ended December 31,
	2010	2009	2009	2008
One year or more (1)	568	573	587	515
Less than one year (2)	479	382	422	437

Total in-house account representatives	1,047	955	1,009	952

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.
(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new associates in training.

Off-Shore Account Representatives

	Three months ended March 31,		Years ended December 31,
	2010	2009	2009 (2)	2008
Number of account representatives (1)	158	—	17	—

(1)	Based on the number of average off-shore account representatives measured on a per seat basis.
(2)	Includes activity beginning in November 2009 averaged over the 12 month period.

The following table displays our account representative productivity:

In-House Account Representative Collection Averages

	Three months ended March 31,		Years ended December 31,
	2010	2009	2009	2008
In-house collection averages	$37,704	$42,940	$141,141	$173,209

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis:

Historical Collections (1)

Year of Purchase	Purchase Price (3)	Years Ended December 31,										Three Months Ended March 31, 2010
		2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(dollars in thousands)
Pre-2000		$35,110	$29,994	$25,315	$19,655	$15,066	$12,287	$9,295	$7,154	$5,025	$3,464	$676
2000	$20,592	8,896	23,444	22,559	20,318	17,196	14,062	10,603	7,410	5,258	3,736	754
2001	43,029	—	17,630	50,327	50,967	45,713	39,865	30,472	21,714	13,351	8,738	1,709
2002	72,255	—	—	22,339	70,813	72,024	67,649	55,373	39,839	24,529	15,957	3,558
2003	87,147	—	—	—	36,067	94,564	94,234	79,423	58,359	38,408	23,842	5,067
2004	86,538	—	—	—	—	23,365	68,354	62,673	48,093	32,276	21,082	4,429
2005	100,747	—	—	—	—	—	23,459	60,280	50,811	35,638	22,726	5,206
2006(2)	142,239	—	—	—	—	—	—	32,751	101,529	79,953	53,239	11,646
2007	169,413	—	—	—	—	—	—	—	36,269	93,183	69,891	14,939
2008	154,116	—	—	—	—	—	—	—	—	41,957	83,430	18,351
2009	121,337	—	—	—	—	—	—	—	—	—	27,926	21,892
2010	29,786	—	—	—	—	—	—	—	—	—	—	988

Total		$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$334,031	$89,215

Cumulative Collections (1)

Year of Purchase	Purchase Price (3)	Total Through December 31,										Total Through March 31, 2010
		2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(dollars in thousands)
2000	$20,592	$8,896	$32,340	$54,899	$75,217	$92,413	$106,475	$117,078	$124,448	$129,746	$133,482	$134,236
2001	43,029	—	17,630	67,957	118,924	164,637	204,502	234,974	256,688	270,039	278,777	280,486
2002	72,255	—	—	22,339	93,152	165,176	232,825	288,198	328,037	352,566	368,523	372,081
2003	87,147	—	—	—	36,067	130,631	224,865	304,288	362,647	401,055	424,897	429,964
2004	86,538	—	—	—	—	23,365	91,719	154,392	202,485	234,761	255,843	260,272
2005	100,747	—	—	—	—	—	23,459	83,739	134,550	170,188	192,914	198,120
2006(2)	142,239	—	—	—	—	—	—	32,751	134,280	214,233	267,472	279,118
2007	169,413	—	—	—	—	—	—	—	36,269	129,452	199,343	214,282
2008	154,116	—	—	—	—	—	—	—	—	41,957	125,387	143,738
2009	121,337	—	—	—	—	—	—	—	—	—	27,926	49,818
2010	29,786	—	—	—	—	—	—	—	—	—	—	988

Cumulative Collections as Percentage of Purchase Price (1)

Year of Purchase	Purchase Price (3)	Total Through December 31,										Total Through March 31, 2010
		2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
2000	$20,592	43%	157%	267%	365%	449%	517%	569%	605%	630%	648%	652%
2001	43,029	—	41	158	276	383	475	546	597	628	648	652
2002	72,255	—	—	31	129	229	322	399	454	488	510	515
2003	87,147	—	—	—	41	150	258	349	416	460	488	493
2004	86,538	—	—	—	—	27	106	178	234	271	296	301
2005	100,747	—	—	—	—	—	23	83	134	169	191	197
2006(2)	142,239	—	—	—	—	—	—	23	94	151	188	196
2007	169,413	—	—	—	—	—	—	—	21	76	118	126
2008	154,116	—	—	—	—	—	—	—	—	27	81	93
2009	121,337	—	—	—	—	—	—	—	—	—	23	41
2010	29,786	—	—	—	—	—	—	—	—	—	—	3

(1)	Does not include proceeds from sales of any receivables.
(2)	Includes portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

The following table illustrates our quarterly cash collections:

Cash Collections

Quarter	2010	2009	2008	2007	2006
First	$89,215,330	$94,116,937	$100,264,281	$95,853,350	$89,389,858
Second	—	87,293,577	95,192,743	95,432,021	89,609,982
Third	—	77,832,357	90,775,528	90,748,442	80,914,791
Fourth	—	74,787,726	83,345,578	89,144,650	80,955,115

Total cash collections	$89,215,330	$334,030,597	$369,578,130	$371,178,463	$340,869,746

The following table illustrates cash collections and percentage by source:

	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%
Call center collections (1)	$50,461,037	56.6%	$52,348,768	55.6%
Legal collections (2)	38,754,293	43.4	41,768,169	44.4

Total cash collections	$89,215,330	100.0%	$94,116,937	100.0%

(1)	Includes in-house, agency and off-shore agency collections.
(2)	Includes in-house legal, legal forwarding, bankruptcy and probate collections.
(3)	Amounts have been reclassified to conform to the current period presentation.

The following chart categorizes our purchased receivables portfolios acquired from January 1, 2000 through March 31, 2010 into the major asset types as of March 31, 2010:

Asset Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	(in thousands)		(in thousands)
General Purpose Credit Cards	$20,907,108	52.2%	8,747	26.2%
Private Label Credit Cards	5,859,230	14.6	7,970	23.9
Telecommunications/Utility/Gas	3,094,667	7.7	7,920	23.7
Healthcare	2,511,093	6.3	4,119	12.3
Health Club	1,562,690	3.9	1,271	3.8
Auto Deficiency	1,352,314	3.4	240	0.7
Installment Loans	1,344,527	3.3	353	1.1
Other (1)	3,442,805	8.6	2,785	8.3

Total	$40,074,434	100.0%	33,405	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios that occur after the purchase date.

The age of a charged-off consumer receivables portfolio, the time since an account has been charged-off by the credit originator and the number of times a portfolio has been placed with third parties for collection purposes are important factors in determining the price at which we will offer to purchase a portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase it. This relationship is due to the fact that older receivables are typically more difficult to collect. The consumer debt collection industry places receivables into the following categories depending on the age and number of third parties that have previously attempted to collect on the receivables:

•

fresh accounts are typically 120 to 180 days past due, have been charged-off by the credit originator and are being sold prior to any post charged-off collection activity. These accounts typically sell for the highest purchase price;

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

The following chart categorizes our purchased receivables portfolios acquired from January 1, 2000 through March 31, 2010 into the major account types as of March 31, 2010:

Account Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	(in thousands)		(in thousands)
Fresh	$2,785,570	7.0%	1,552	4.6%
Primary	4,695,467	11.7	4,542	13.6
Secondary	9,190,267	22.9	8,335	25.0
Tertiary (1)	19,031,243	47.5	15,828	47.4
Other	4,371,887	10.9	3,148	9.4

Total	$40,074,434	100.0%	33,405	100.0%

(1)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios that occur after the purchase date.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivables portfolios acquired from January 1, 2000 through March 31, 2010 based on geographic location of debtor, as of March 31, 2010:

Geographic Location	Face Value of Charged-off Receivables (3)(4)%		No. of Accounts	%
	(in thousands)		(in thousands)
Texas (1)	$5,852,923	14.6%	5,381	16.0%
California	4,747,968	11.8	3,809	11.4
Florida (1)	4,021,075	10.0	2,457	7.4
New York	2,395,720	6.0	1,442	4.3
Michigan (1)	2,127,997	5.3	2,577	7.7
Ohio (1)	1,869,658	4.7	2,363	7.1
Illinois (1)	1,616,611	4.0	1,765	5.3
Pennsylvania	1,430,594	3.6	1,035	3.1
New Jersey (1)	1,302,051	3.2	1,096	3.3
North Carolina	1,187,174	3.0	780	2.3
Georgia	1,147,770	2.9	916	2.8
Arizona	807,389	2.0	622	1.9
Other (2)	11,567,504	28.9	9,162	27.4

Total	$40,074,434	100.0%	33,405	100.0%

(1)	Collection site(s) located in this state.
(2)	Each state included in “Other” represents less than 2.0% of the face value of total charged-off receivables.
(3)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.
(4)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios that occur after the purchase date.

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

Borrowings

We maintain a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 and was amended on March 10, 2008 and on October 27, 2009 (the “Credit Agreement”). Under the terms of the Credit Agreement, we have a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”), limited by financial covenants to additional borrowings of $37.1 million as of March 31, 2010, and a six-year $150.0 million term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 150 to 250 basis points over prime depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month London Inter Bank Offer Rate (“LIBOR”) contracts at rates between 250 to 350 basis points over the respective LIBOR, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Credit Agreement is secured by a first priority lien on all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of March 31, 2010 were:

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

The financial covenants restrict our ability to borrow against the Revolving Credit Facility. At March 31, 2010, total available borrowings on our Revolving Credit Facility were $79.8 million, however, our capacity to borrow under the terms of the financial covenants was limited to $37.1 million. The limitation is based on the Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth, our most restrictive covenant at March 31, 2010. Our borrowing capacity could be reduced further if we incur cumulative net losses in future periods that reduce our Consolidated Tangible Net Worth.

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

Based on the Excess Cash Flow provisions for fiscal year 2009, we made a required prepayment of $9.0 million on the Term Loan Facility during the three months ended March 31, 2010. We also made a required prepayment of $2.4 million during the three months ended March 31, 2009 related to the Excess Cash Flow provisions for fiscal year 2008. Payment of the Excess Cash Flow did not reduce our total borrowing capacity under the Revolving Credit Facility.

Commitment fees on the unused portion of the Revolving Credit Facility are paid quarterly, in arrears, and are calculated as an amount equal to a margin of 0.50% on the average amount available on the Revolving Credit Facility.

The Credit Agreement requires us to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the Term Loan Facility. As such, we have an interest rate swap agreement that hedges a portion of the interest on the Term Loan Facility. Refer to Note 4 of the consolidated financial statements, “Derivative Financial Instruments and Risk Management” for additional information.

We had $154.7 million and $160.0 million of borrowings outstanding on our Credit Facilities at March 31, 2010 and December 31, 2009, respectively, of which $134.5 million and $143.8 million was outstanding on the Term Loan Facility and $20.2 million and $16.2 million was outstanding on the Revolving Credit Facility. Along with the Excess Cash Flow prepayment requirements, the Term Loan Facility requires quarterly repayments totaling $1.5 million annually until expiration. The decrease in total outstanding borrowings in 2010 was a result of positive cash flow from operations in excess of cash requirements for purchasing receivable portfolios.

We were in compliance with the covenants of the Credit Agreement as of March 31, 2010.

Cash Flows

The majority of our purchases of receivables have been funded with internal cash flow and with borrowings against our Revolving Credit Facility. For the three months ended March 31, 2010, we invested $29.1 million in purchased receivables, net of buybacks, excluding payments in 2010 for receivables accrued at December 31, 2009, funded primarily by internal cash flow. Our cash balance has increased from $4.9 million at December 31, 2009 to $6.2 million as of March 31, 2010. We also made net repayments on our Credit Facilities of $5.3 million during 2010.

Our operating activities provided cash of $0.2 million and $9.9 million for the three months ended March 31, 2010 and 2009, respectively. Cash provided by operating activities for these periods was generated primarily from operating income earned through cash collections as adjusted for non-cash items and the timing of payments of income taxes, accounts payable and accrued liabilities. We rely on cash generated from our operating activities to allow us to fund operations and re-invest in purchased receivables. Cash provided by operations has decreased as a result of lower purchased receivable revenues and higher operating expenses. Lower cash collections and higher amortization, if not offset by reductions in operating expenses, will further decrease cash provided by operating activities in future periods.

Investing activities provided cash of $6.4 million and $11.8 million for the three months ended March 31, 2010 and 2009, respectively. The majority of cash provided by investing activities was due to cash collections applied to principal, net of acquisitions of purchased receivables, which is net of buybacks for all vintage years. The overall decrease in cash provided by investing activities was a result of increased purchasing as compared to 2009. We believe that we have sufficient capacity in our Credit Agreement when combined with anticipated cash flows from operations to fund investment in purchased receivables at or above historical levels. However, continued pressure on collections in 2010 coupled with the borrowing constraints under our Revolving Credit Facility may cause 2010 purchasing to be at lower levels than we have seen historically.

We acquired $0.3 million and $0.5 million in property and equipment in 2010 and 2009, respectively. The amounts in 2010 and 2009 were primarily related to software and computer equipment for our new collection platform and improvements to our telecommunications systems. Implementation of the new collection platform is funded through cash flow from operating activities and borrowings under our Revolving Credit Facility.

Financing activities used cash of $5.4 million and $19.5 million for the three months ended March 31, 2010 and 2009. Cash used by financing activities in 2010 was primarily due to repayments on our Term Loan Facility of $9.4 million, partially offset by net borrowings on our Revolving Credit Facility of $4.0 million. Cash provided by financing activities will increase in future periods to the extent we use net borrowings on our Revolving Credit Facility to fund purchases of paper.

Adjusted EBITDA

We define Adjusted EBITDA as net income plus the provision for income taxes, interest expense, net, depreciation and amortization, share-based compensation, (gain) loss on sale of assets, impairment of assets and purchased receivables amortization. Adjusted EBITDA is not a measure of liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and should not be considered an alternative to, or more meaningful than, net income prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in our statements of cash flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance for the following reasons:

•

Adjusted EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization including purchased receivable amortization, and share-based compensation, which can vary substantially from company to company depending upon accounting methods and the book value of assets, capital structure and the method by which assets were acquired; and

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

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2010	2009
Net income	$356,517	$4,602,144
Adjustments:
Income tax expense	231,482	2,817,997
Interest expense, net	2,627,383	2,641,165
Depreciation and amortization	1,162,382	885,818
Share-based compensation	219,009	236,818
(Gain) loss on sale of assets, net	(216,822)	1,404
Purchased receivables amortization	38,128,784	37,377,258

Adjusted EBITDA	$42,508,735	$48,562,604

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2010:

	Years Ending December 31,
	2010	2011	2012	2013	2014	Thereafter
Operating lease obligations	$3,799,691	$4,930,576	$4,552,094	$4,188,049	$4,239,939	$5,412,873
Capital leases	85,236	113,648	113,648	3,492	—	—
Purchase obligations	1,479,903	—	—	—	—	—
Forward flow obligations (1)	42,689,490	—	—	—	—	—
Revolving credit (2)	—	—	20,200,000	—	—	—
Term loan (3)	1,125,000	1,500,000	1,500,000	130,359,956	—	—
Contractual interest on derivative instruments	2,505,028	2,198,781	946,267	—	—	—

Total (4)	$51,684,348	$8,743,005	$27,312,009	$134,551,497	$4,239,939	$5,412,873

(1)	We have ten forward flow contracts that have terms beyond March 31, 2010. Five forward flow contracts expire in September 2010 with estimated monthly purchases of approximately $1.7 million and four forward flow contracts expire in December 2010 with estimated monthly purchases of approximately $3.6 million. The remaining forward flow contract expires in April 2010 and has estimated monthly purchases of approximately $0.4 million.

(2)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is estimated and is not included within the amount outstanding as of March 31, 2010.
(3)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in June 2013. The variable interest is not included within the amount outstanding as of March 31, 2010.
(4)	We have a liability of $1.0 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of the payment cannot be reliably estimated.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

We generally account for our revenues from collections on our purchased receivables by using the interest method of accounting (“Interest Method”) in accordance with U.S. GAAP, which requires making reasonable estimates of the timing and amount of future cash collections. Application of the Interest Method requires the use of estimates, primarily estimated remaining collections, to calculate a projected IRR for each pool. These estimates are primarily based on historical cash collections and payer dynamics. If future cash collections are materially different in amount or timing than the remaining collections estimate, earnings could be affected, either positively or negatively. The estimates of remaining collections are sensitive to the inputs used and the performance of each pool. Performance is dependent on macro-economic factors and the specific demographic makeup of the debtors in the pool. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact on reversal of impairments or an increase in yields and revenues. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and may result in an impairment. Impairments to purchased receivables reduce our Consolidated Tangible Net Worth and put pressure on the financial covenants in our Credit Facilities.

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

Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An IRR is calculated for each static pool of receivables based on projected cash flows. The IRR is applied to the remaining balance of each static pool of accounts to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. This review includes an assessment of the actual results of cash collections, the work effort used and expected to be used in future periods, the components of the static pool including type of paper, the average age of purchased receivables, certain demographics and other factors that help us understand how a pool may perform in future periods. We also review the actual performance against expected cash collections using our historical model. Generally, to the extent the differences in actual performance versus expected performance are favorable and the results of the review by pool is also favorable, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the differences in actual performance results in revised cash flow estimates that are less than the original estimates, and if the results of the review lead us to believe the decline in performance is not temporary, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

These periodic reviews, and any adjustments or impairments, are discussed with our Audit Committee.

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

The estimate of fair value of our goodwill reporting unit, the purchased receivables operating segment, is determined using various valuation techniques including market capitalization and an analysis of discounted cash flows. At the time of the most recent annual goodwill impairment test, November 1, 2009, market capitalization was substantially higher than book value and goodwill was considered not to be impaired, however, a 35% decrease in market capitalization would have resulted in book value greater than market capitalization. We also performed a discounted cash flow analysis, which requires us to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. We base assumptions about future cash flows and growth rates on our five-year budget and long-term plans. We used a discount rate of 19.6%, which reflected our estimate of cost of equity and our assessment of the risk inherent in the reporting unit. The fair value of goodwill using a discounted cash flow analysis exceeded the book value as of December 31, 2009. However, a 6% increase in the discount rate, or a decrease in cash flow of approximately $7.5 million in each year would result in an excess of book value over fair value and indicate that goodwill may be impaired.

The annual impairment test for other intangible assets not subject to amortization, for example, trademark and trade names, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates and future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets and include estimates of the cost of debt and equity for market participants in the Company’s industry. We performed a discounted cash flow analysis of our trademark and trade names as of September 30, 2009 using a discount rate of 18% and determined that the carrying value exceeded the fair value, and we recorded an impairment of $1,167,000.

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

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. We may periodically enter into interest rate swap agreements to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities were $154.7 million and $160.0 million as of March 31, 2010 and December 31, 2009, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125.0 million. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25.0 million. The outstanding unhedged borrowings on our Credit Facilities were $79.7 million as of March 31, 2010. Interest rates on unhedged borrowings may be based on the prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates on the unhedged borrowings, interest expense would have increased approximately $0.4 million on the unhedged borrowings for both the three months ended March 31, 2010 and 2009.

The interest rate swap was determined to be highly effective in hedging against fluctuations in variable interest rates associated with the underlying debt since we entered into the agreement. Interest rates have decreased since we entered into our swap agreement, reducing the fair value and resulting in a liability balance. Additional declines in interest rates will further reduce the fair value, while increasing interest rates will increase the fair value.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Beginning in February 2006, the Federal Trade Commission (“FTC”) commenced an investigation into our debt collection practices under the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Federal Trade Commission Act. On April 6, 2010, the FTC delivered a letter to the Company which stated its view that we may have engaged in certain violations of those laws, offered us an opportunity to resolve the matter through consent negotiations, and forwarded a proposed consent decree. The proposed consent decree includes certain monitoring and reporting obligations and customer disclosures, as well as a civil monetary penalty. We are currently reviewing the proposal with counsel and have begun to discuss the matter with the FTC. We believe that the resolution of this matter will not have a material adverse effect on our business.

Item 6.	Exhibits

Exhibit Number	Description

10.1+*	2010 Annual Incentive Compensation Plan for Management (Portions of this document have been omitted pursuant to a request for confidential treatment)

10.2+*	Employment Agreement dated February 18, 2010, between Deborah L. Everly and Asset Acceptance, LLC

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2010.

ASSET ACCEPTANCE CAPITAL CORP.

Date: April 30, 2010	By:	/S/ RION B. NEEDS
Rion B. Needs
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2010	By:	/S/ MARK A. REDMAN
Mark A. Redman
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)