Form 10-Q
period 2010-06-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2010-07-30
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 23, 2010, 30,604,175 shares of the registrant’s common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash	$5,900,221	$4,935,248
Purchased receivables, net	325,380,271	319,772,006
Income taxes receivable	5,360,500	5,553,181
Property and equipment, net	13,902,380	14,521,666
Goodwill	14,323,071	14,323,071
Intangible assets, net	979,065	1,079,065
Other assets	7,797,533	6,231,732

Total assets	$373,643,041	$366,415,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,342,798	$3,002,299
Accrued liabilities	17,797,411	21,294,388
Income taxes payable	1,787,460	1,196,071
Notes payable	167,359,956	160,022,514
Capital lease obligations	242,391	278,459
Deferred tax liability, net	57,553,566	57,524,754

Total liabilities	$248,083,582	$243,318,485

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,220,757 and 33,220,132 at June 30, 2010 and December 31, 2009, respectively	332,208	332,201
Additional paid in capital	148,942,125	148,243,688
Retained earnings	19,885,191	18,754,217
Accumulated other comprehensive loss, net of tax	(2,321,921)	(2,955,451)
Common stock in treasury; at cost, 2,616,582 and 2,616,424 shares at June 30, 2010 and December 31, 2009, respectively	(41,278,144)	(41,277,171)

Total stockholders’ equity	125,559,459	123,097,484

Total liabilities and stockholders’ equity	$373,643,041	$366,415,969

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Purchased receivable revenues, net	$50,626,874	$48,819,343	$101,713,420	$105,559,022
Gain on sale of purchased receivables	107,825	—	324,848	—
Other revenues, net	180,152	262,610	431,247	514,129

Total revenues	50,914,851	49,081,953	102,469,515	106,073,151

Expenses
Salaries and benefits	18,660,755	18,367,377	38,165,621	38,213,894
Collections expense	23,072,450	21,640,610	47,265,390	43,767,293
Occupancy	1,697,154	1,859,381	3,449,281	3,670,242
Administrative	2,201,611	2,228,678	3,942,979	4,559,064
Depreciation and amortization	1,146,329	959,496	2,308,711	1,845,314
Loss on disposal of equipment and other assets	5,342	5,137	5,543	6,541

Total operating expenses	46,783,641	45,060,679	95,137,525	92,062,348

Income from operations	4,131,210	4,021,274	7,331,990	14,010,803
Other income (expense)
Interest expense	(2,888,677)	(2,471,838)	(5,517,102)	(5,113,964)
Interest income	371	3,731	1,413	4,692
Other	40,961	(67,963)	55,563	3,814

Income before income taxes	1,283,865	1,485,204	1,871,864	8,905,345
Income tax expense	509,408	642,917	740,890	3,460,914

Net income	$774,457	$842,287	$1,130,974	$5,444,431

Weighted-average number of shares:
Basic	30,682,152	30,623,320	30,676,471	30,617,189
Diluted	30,781,363	30,711,491	30,760,432	30,668,037
Earnings per common share outstanding:
Basic	$0.03	$0.03	$0.04	$0.18
Diluted	$0.03	$0.03	$0.04	$0.18

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$1,130,974	$5,444,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,308,711	1,845,314
Amortization of deferred financing costs	577,355	263,303
Deferred income taxes	(181,161)	176,278
Share-based compensation expense	698,444	761,230
Net (reversal of impairment) impairment of purchased receivables	(965,031)	10,295,300
Non-cash revenue	(258,845)	(45,442)
Loss on disposal of equipment and other assets	5,543	6,541
Gain on sale of purchased receivables	(324,848)	—
Changes in assets and liabilities:
Increase (decrease) in accounts payable and other accrued liabilities	86,857	(2,840,763)
(Increase) decrease in other assets	(1,367,348)	1,258,018
Decrease in income taxes receivable, net	784,070	4,120,061

Net cash provided by operating activities	2,494,721	21,284,271

Cash flows from investing activities
Investments in purchased receivables, net of buy backs	(79,724,106)	(41,138,254)
Principal collected on purchased receivables	72,939,859	65,601,634
Proceeds from the sale of purchased receivables	324,874	—
Purchase of property and equipment	(1,594,968)	(1,885,272)
Proceeds from sale of property and equipment	—	210

Net cash (used in) provided by investing activities	(8,054,341)	22,578,318

Cash flows from financing activities
Borrowings under notes payable	60,700,000	17,800,000
Repayment of notes payable	(53,362,558)	(54,777,486)
Payment of deferred financing costs	(775,808)	—
Purchase of treasury shares	(973)	(923)
Repayment of capital lease obligations	(36,068)	—

Net cash provided by (used in) financing activities	6,524,593	(36,978,409)

Net increase in cash	964,973	6,884,180
Cash at beginning of period	4,935,248	6,042,859

Cash at end of period	$5,900,221	$12,927,039

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$4,998,502	$5,208,677
Net cash paid (received) for income taxes	137,980	(705,644)
Non-cash investing and financing activities:
Increase in fair value of derivative instruments	843,503	1,639,023
Decrease in unrealized loss on cash flow hedge	(633,530)	(1,171,921)

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2010 and its results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009, and all adjustments were of a normal recurring nature. The operations of the Company for the three and six months ended June 30, 2010 and 2009 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected. The Company records gross proceeds received by the unaffiliated third parties as cash collections. The Company records the percentage of the gross cash collections paid to the third parties and the reimbursement of certain legal and other costs, as a component of collections expense. The percent of gross cash collections from such third party relationships were 35.1% and 31.6% for the three months ended June 30, 2010 and 2009, respectively, and 33.6% and 31.7% for the six months ended June 30, 2010 and 2009, respectively.

Accrued Liabilities

The details of accrued liabilities were as follows:

	June 30, 2010	December 31, 2009
Accrued payroll, benefits and bonuses	$6,348,504	$6,858,421
Fair value of derivative instruments	3,829,656	4,673,159
Accrued general and administrative expenses	3,644,407	3,243,887
Deferred rent	2,996,572	3,152,922
Purchased receivables (1)	—	2,399,832
Accrued interest expense	581,388	641,556
Other accrued expenses	396,884	324,611

Total accrued liabilities	$17,797,411	$21,294,388

(1)	The rights, title and interest of an acquired portfolio was transferred to the Company as of December 31, 2009 and was funded during January 2010.

Concentration of Risk

For the three and six months ended June 30, 2010, the Company invested 80.9% and 79.9% (net of buybacks), respectively, in purchased receivables from its top three sellers. For the three and six months ended June 30, 2009, the Company invested 73.2% and 74.1% (net of buybacks through June 30, 2010), respectively, in purchased receivables from its top three sellers. No sellers were included in the top three in both of the three-month periods. One seller is included in the top three in the six-month periods for both years.

Interest Expense

Interest expense includes interest on the Company’s credit facilities, unused facility fees, the ineffective portion of the change in fair value of the Company’s derivative financial instrument (refer to Note 4, “Derivative Financial Instruments and Risk Management”), interest payments made on the interest rate swap and amortization of deferred financing costs. During the three and six months ended June 30, 2010, the Company recorded interest expense of $2,888,677 and $5,517,102, respectively, including amortization of $301,750 and $577,355 of deferred financing costs. During the three and six months ended June 30, 2009, the Company recorded interest expense of $2,471,838 and $5,113,964, respectively, including amortization of $131,651 and $263,303 of deferred financing costs.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding. Diluted weighted-average shares outstanding for the three months ended June 30, 2010 and 2009 included 99,211 and 88,171 dilutive shares, respectively, related to outstanding stock options, deferred stock units, restricted shares and restricted share units (collectively the “Share-Based Awards”).

Diluted weighted-average shares outstanding for the six months ended June 30, 2010 and 2009 included 83,961 and 50,848 dilutive shares, respectively, related to Share-Based Awards. There were 908,838 and 765,940 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s stock at June 30, 2010 and 2009, respectively.

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

Comprehensive Income (Loss)

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

A summary of accumulated other comprehensive loss, net of tax is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Opening balance	$(2,752,974)	$(4,195,172)	$(2,955,451)	$(4,664,862)
Change	431,053	702,231	633,530	1,171,921

Ending balance	$(2,321,921)	$(3,492,941)	$(2,321,921)	$(3,492,941)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Issued Accounting Pronouncements

The following accounting pronouncements have been issued and will be effective for the Company in or after fiscal year 2010:

In February 2010, the FASB issued updated guidance that no longer requires SEC filers to disclose the date through which it has evaluated subsequent events and the basis for that date. The adoption of this guidance, as of February 24, 2010, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued guidance that requires additional disclosures related to the components of the reconciliation of fair value measurements using unobservable inputs to and transfers between levels in the hierarchy of fair value measurement. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain provisions related to Level 3 disclosures that are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company accounts for its investment in purchased receivables using the Interest Method when the Company has reasonable expectations of the timing and amount of cash flows expected to be collected. The Company purchases pools of homogenous accounts receivable. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics and payer dynamics. Risk characteristics of purchased receivables are generally considered to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

Collections on each static pool are allocated to revenue and principal reduction based on an internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. The actual life of each pool may vary, but will generally range between 36 and 84 months depending on the expected collection period. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool. Monthly cash flows lower than revenue recognized will increase the carrying value of each static pool. Each static pool is reviewed at least quarterly and compared to historical trends and operational data to determine whether it is performing as expected. This comparison is used to determine future estimated cash flows. If the revised cash flow estimates are greater than the original estimates, the IRR is increased prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the revised cash flow estimates are less than the original estimates, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase in periods subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had an IRR assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of June 30, 2010, the Company had 23 unamortized pools on the cost recovery method with an aggregate carrying value of $1,118,049 or about 0.3% of the total carrying value of all purchased receivables. As of December 31, 2009, the Company had 50 unamortized pools on the cost recovery method with an aggregate carrying value of $2,271,595 or about 0.7% of the total carrying value of all purchased receivables.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Although not its usual business practice, the Company may periodically sell, on a non-recourse basis, all or a portion of a pool to unaffiliated parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and the carrying value which is included in “Gain (loss) on sale of purchased receivables” in the accompanying consolidated statements of operations. The agreements to sell receivables typically include general representations and warranties.

Changes in purchased receivables portfolios were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Beginning balance	$310,792,323	$346,048,993	$319,772,006	$361,808,502
Investment in purchased receivables, net of buybacks	48,175,147	19,520,505	77,324,274	41,138,254
Cost of purchased receivables sold, net of returns	—	—	(26)	—
Cash collections	(84,214,073)	(87,293,577)	(173,429,403)	(181,410,514)
Purchased receivable revenues, net	50,626,874	48,819,343	101,713,420	105,559,022

Ending balance	$325,380,271	$327,095,264	$325,380,271	$327,095,264

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of purchased receivables. Changes in accretable yield were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Beginning balance (1)	$442,628,674	$536,991,949	$466,199,721	$534,985,144
Purchased receivable revenues, net	(50,626,874)	(48,819,343)	(101,713,420)	(105,559,022)
Additions due to purchases	57,615,299	44,305,248	86,270,094	85,696,634
Reclassifications from (to) nonaccretable yield	26,775,974	(16,804,875)	25,636,678	550,223

Ending balance (1)	$476,393,073	$515,672,979	$476,393,073	$515,672,979

(1)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Refer to Forward-Looking Statements on page 21 and Critical Accounting Policies on page 40 for further information regarding these estimates.

Cash collections include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of cash collections from fully amortized pools were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Fully amortized before the end of their expected life	$3,198,011	$6,224,318	$6,957,252	$13,466,278
Fully amortized after their expected life	7,396,970	7,343,413	14,773,786	15,619,146
Previously accounted for under the cost recovery method	3,242,694	2,264,848	7,023,452	5,000,716

Total cash collections from fully amortized pools	$13,837,675	$15,832,579	$28,754,490	$34,086,140

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in purchased receivables portfolios under the cost recovery method were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Beginning balance	$1,531,329	$6,594,228	$2,271,595	$9,804,318
Addition of portfolios	118,365	43,302	128,710	132,380
Buybacks, impairments and resale adjustments	(6,933)	(240,561)	(8,425)	(714,882)
Cash collections until fully amortized	(524,712)	(2,414,417)	(1,273,831)	(5,239,264)

Ending balance	$1,118,049	$3,982,552	$1,118,049	$3,982,552

During the three and six months ended June 30, 2010, the Company recorded net impairment reversals of $1,064,711 and $965,031, respectively, related to its purchased receivables. The Company recorded net impairments of $6,846,000 and $10,295,300 during the three and six months ended June 30, 2009, respectively. The net reversal of impairments increased revenue and the carrying value of purchased receivable portfolios during 2010 whereas net impairments reduced revenue and the carrying value of the purchased receivable portfolios during 2009.

Changes in the purchased receivables valuation allowance were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Beginning balance	$98,882,900	$73,685,026	$104,416,455	$71,949,326
Impairments	284,189	7,144,000	383,869	10,935,000
Reversal of impairments	(1,348,900)	(298,000)	(1,348,900)	(639,700)
Deductions (1)	(1,323,689)	(314,771)	(6,956,924)	(2,028,371)

Ending balance	$96,494,500	$80,216,255	$96,494,500	$80,216,255

(1)	Deductions represent valuation allowances on purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

3. Notes Payable

The Company’s amended credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, originated on June 5, 2007 (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company has a five-year $100,000,000 revolving credit facility (the “Revolving Credit Facility”) and a six-year $150,000,000 term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 200 to 250 basis points over the bank’s prime rate depending upon the Company’s liquidity, as defined in the Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month contracts based on the London Inter Bank Offer Rate (“LIBOR”) at rates between 300 to 350 basis points over the respective LIBOR, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25,000,000 increase as well as sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans. The Credit Agreement is secured by a first priority lien on all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of June 30, 2010 were:

•	Leverage Ratio (as defined) cannot exceed (i) 1.5 to 1.0 at any time on or before December 30, 2011 or (ii) 1.25 to 1.0 at any time thereafter;

•

Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth (as defined) cannot exceed (i) 2.5 to 1.0 at any time on or before December 30, 2011, (ii) 2.25 to 1.0 at any time on or after December 31, 2011 and on or before March 30, 2012, (iii) 2.0 to 1.0 at any time thereafter; and

•

Consolidated Tangible Net Worth (as defined) must equal or exceed $85,000,000 plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On May 28, 2010, the Company, JPMorgan Chase Bank, N.A. and other lenders entered into a Third Amendment to Credit Agreement (“Third Amendment”). The Third Amendment adjusted the levels of the Leverage Ratio used to set the applicable margin on outstanding borrowings and the respective interest spreads. The Third Amendment also changed certain financial covenant definitions to allow for adjustments related to charges for the FTC investigation, limited to $7,000,000, and the net impact of the fourth quarter 2009 purchased receivable impairment charges, limited to $20,000,000. The changes did not impact total available borrowing capacity; however, they did loosen the financial covenant restrictions which in turn increased the Company’s ability to borrow under the terms of the agreement. In exchange for amending the Credit Agreement, the Company incurred deferred financing costs of $775,808.

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

The Company had $167,359,956 and $160,022,514 of borrowings outstanding on its Credit Facilities as of June 30, 2010 and December 31, 2009, respectively, of which $134,109,956 and $143,822,514 was outstanding on the Term Loan Facility, respectively, and $33,250,000 and $16,200,000 was outstanding on the Revolving Credit Facility, respectively. The Term Loan Facility requires quarterly repayments totaling $1,500,000 annually until March 2013 with the remaining balance due in June 2013. The Revolving Credit Facility expires in June 2012.

The Company was in compliance with the covenants of the Credit Agreement as of June 30, 2010.

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

Derivative Financial Instruments

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25,000,000. As of June 30, 2010, the notional amount was $75,000,000. This swap agreement expires on September 13, 2012.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Changes in fair value are recorded as an adjustment to Accumulated Other Comprehensive Income (“AOCI”), net of tax. Amounts in AOCI will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. In these situations, all or a portion of the transaction would be ineffective. The Company does not expect to reclassify any material amount currently included in AOCI into earnings due to ineffectiveness within the next twelve months.

As of June 30, 2010, the Company did not have any fair value hedges.

The following tables summarize the fair value of derivative instruments:

	June 30, 2010		December 31, 2009
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Accrued liabilities	$3,829,656	Accrued liabilities	$4,673,159

Total derivatives designated as hedging instruments		$3,829,656		$4,673,159

The following tables summarize the impact of derivatives designated as hedging instruments:

Derivative	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009		2010	2009		2010	2009
Interest rate swap	$(323,790)	$(227,271)	Interest expense	$(881,343)	$(946,369)	Interest Expense	$675	$157

Total	$(323,790)	$(227,271)	Total	$(881,343)	$(946,369)	Total	$675	$157

Derivative	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009		2010	2009
Interest rate swap	$(919,138)	$80,549	Interest expense	$(1,762,641)	$(1,719,572)	Interest Expense	$1,238	$1,217

Total	$(919,138)	$80,549	Total	$(1,762,641)	$(1,719,572)	Total	$1,238	$1,217

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2010	December 31, 2009
Computer equipment and software	$20,755,225	$19,453,679
Furniture and fixtures	6,163,105	6,096,969
Office equipment	4,090,905	4,087,986
Leasehold improvements	2,255,542	2,456,788
Equipment under capital leases	278,460	278,459

Total property and equipment, at cost	33,543,237	32,373,881
Less accumulated depreciation and amortization	(19,640,857)	(17,852,215)

Net property and equipment	$13,902,380	$14,521,666

6. Share-Based Compensation

The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company reserved 3,700,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan of which 2,187,243 shares remain available to be granted as of June 30, 2010. The purpose of the plan is (i) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (ii) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

Based on historical experience, the Company uses an annual forfeiture rate of 15% for associate grants. Grants made to non-associate directors have no forfeiture rates associated with them due to immediate vesting of grants to this group.

The share-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Share-based compensation expense	$479,435	$524,412	$698,444	$761,230
Tax benefits	190,225	207,374	276,444	295,814

The Company’s share-based compensation arrangements are described below.

Stock Options

The Company utilizes the Whaley Quadratic approximation model, an intrinsic value method, to calculate the fair value of stock awards on the date of grant using the assumptions noted in the following table. Changes to the subjective input assumptions can result in different fair market value estimates. With regard to the Company’s assumptions stated below, the expected volatility is based on the historical volatility of the Company’s stock and management’s estimate of the volatility over the contractual term of the options. The expected term of the options are based on management’s estimate of the period of time for which the options are expected to be outstanding. The risk-free rate is derived from the five-year U.S. Treasury yield curve on the date of grant.

The following table summarizes the assumptions used to determine the fair value of stock options granted:

Options issue year:	2010	2009
Expected volatility	57.20%-59.90%	51.37%-54.53%
Expected dividends	0.00%	0.00%
Expected term	4 Years	5 Years
Risk-free rate	2.20%-2.42%	1.98%-2.06%

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2010, the Company had options outstanding for 1,042,500 shares of its common stock under the Stock Incentive Plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. The options granted to key associates generally vest between one and five years from the grant date, whereas the options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the vesting period.

The related compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Administrative expenses (1)	$147,297	$166,937	$147,297	$166,937
Salaries and benefits (2)	99,479	85,634	197,903	160,075

Total	$246,776	$252,571	$345,200	$327,012

(1)	Administrative expenses include amounts for non-associate directors.
(2)	Salaries and benefits include amounts for associates.

The following table summarizes all stock option transactions from January 1, 2010 through June 30, 2010:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Beginning balance	930,417	$11.54
Granted	136,958	6.77
Forfeited or expired	(24,875)	7.56

Outstanding at June 30, 2010	1,042,500	11.00	6.24	$108,003

Exercisable at June 30, 2010	703,324	$13.25	6.16	$28,070

The weighted-average grant date fair value of the options granted during the six months ended June 30, 2010 and 2009 was $3.17 and $4.17, respectively.

As of June 30, 2010, there was $805,255 of total unrecognized compensation expense related to nonvested stock options granted under the stock incentive plan, which is comprised of $728,972 for options expected to vest and $76,283 for options not expected to vest. Unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 2.38 years.

Deferred Stock Units

As of June 30, 2010, the Company had granted 47,537 deferred stock units (“DSUs”) of its common stock to non-associate directors under the Company’s Stock Incentive Plan. DSUs represent the Company’s obligation to deliver one share of common stock for each unit at a later date elected by the non-associate director, such as when his or her board service ends. DSUs vest immediately upon grant and are not subject to forfeiture. DSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional DSUs. The value of each DSU is equal to the market price of the Company’s stock at the date of grant.

The fair value of the DSUs granted is expensed immediately to correspond with the vesting schedule. The related expense for the three months ended June 30, 2010 and 2009 includes $24,985 and $21,878 in administrative expenses, respectively. The related expense for the six months ended June 30, 2010 and 2009 includes $49,989 and $43,758 in administrative expenses, respectively.

The following table summarizes all DSU related transactions from January 1, 2010 through June 30, 2010:

	DSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	39,721	$8.39
Granted	7,816	6.40

Ending balance	47,537	$8.06

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There was no unrecognized compensation expense related to nonvested DSUs as of June 30, 2010.

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

The RSUs granted to associates generally vest over two to four years, based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the non-associate director terminates his or her board service. Of the RSUs outstanding at June 30, 2010, 81,828 granted to associates will vest contingent on the attainment of performance conditions.

The fair value of the RSUs is expensed on a straight-line basis over the vesting period based on the number of RSUs that are expected to vest. For RSUs with performance conditions, if those conditions are not expected to be met, the compensation expense previously recognized is reversed. The related compensation expense, net of reversals, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Administrative expenses (1)	$103,221	$114,823	$103,221	$114,823
Salaries and benefits (2)	104,453	135,140	200,034	275,637

Total	$207,674	$249,963	$303,255	$390,460

(1)	Administrative expenses include amounts for non-associate directors.
(2)	Salaries and benefits include amounts for associates.

The Company issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions from January 1, 2010 through June 30, 2010:

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	232,951	$8.12
Granted	95,698	6.41
Vested and issued	(625)	13.21
Forfeited	(21,464)	7.95

Ending balance	306,560	$7.58

As of June 30, 2010, there was $1,547,339 of total unrecognized compensation expense related to nonvested RSUs, which was comprised of $753,690 for RSUs expected to vest and $793,649 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.36 years.

7. Contingencies

Litigation Contingencies

The Company is involved in certain legal matters that management considers incidental to its business. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The Company recognizes expense for defense costs when incurred. The Company does not expect these routine legal matters, either individually or in the aggregate, to have a material impact on the Company’s financial position, results of operations, or cash flows.

As previously reported, the Federal Trade Commission (“FTC”) has commenced an investigation into the Company’s debt collection practices under the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Federal Trade Commission Act and has provided draft pleadings and a proposed consent decree to the Company. The Company, its

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

counsel and the FTC staff are continuing in their discussions to resolve the matter. Because the discussions with the FTC are ongoing, an estimate of the amount or range of loss cannot be made at this time, and no accrual has been included in the Company’s consolidated financial statements as of June 30, 2010.

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

	Total Recorded Fair Value at June 30, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$3,829,656	—	$3,829,656	—

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

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimate of fair value of the Company’s goodwill is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. At the time of the annual goodwill impairment test in the fourth quarter of 2009, market capitalization was substantially higher than book value. A discounted cash flow analysis was also performed as of December 31, 2009 for the purchased receivables operating segment. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The Company based assumptions about future cash flows and growth rates on its budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. Given recent declines in the Company’s stock price, a discounted cash flow analysis was also performed as of June 30, 2010. The fair value of goodwill using a discounted cash flow analysis exceeded the book value as of June 30, 2010 and therefore, goodwill was not considered to be impaired.

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

Purchased Receivables

The Company initially records purchased receivables at cost, which is discounted from the contractual receivable balance. The balance of purchased receivables is reduced as cash is received in accordance with the Interest Method. The carrying value of receivables was $325,380,271 and $319,772,006 at June 30, 2010 and December 31, 2009, respectively. The Company computes the fair value of purchased receivables by discounting the estimated future cash flows generated by its forecasting model using an adjusted weighted-average cost of capital. The fair value of purchased receivables approximated the carrying value at both June 30, 2010 and December 31, 2009.

Credit Facilities

The Company’s Credit Facilities had carrying amounts of $167,359,956 and $160,022,514 as of June 30, 2010 and December 31, 2009, respectively. The fair value of the Credit Facilities approximated carrying value at both June 30, 2010 and December 31, 2009, respectively. The Company computed the fair value of its Credit Facilities based on quoted market prices, current market rates for similar debt with approximately the same remaining maturities or discounted cash flow models utilizing current market rates.

9. Income Taxes

The Company recorded income tax expense of $509,408 and $642,917 for the three months ended June 30, 2010 and 2009, respectively, and $740,890 and $3,460,914 for the six months ended June 30, 2010 and 2009, respectively. The provision for income tax expense reflects an effective income tax rate of 39.7% and 43.3% for the three months ended June 30, 2010 and 2009, respectively, and 39.6% and 38.9% for the six months ended June 30, 2010 and 2009, respectively.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2010, the Company had a gross unrecognized tax benefit of $1.0 million that, if recognized, would result in a net tax benefit of approximately $0.7 million which would have a positive impact on net income and the effective tax rate. During the three and six months ended June 30, 2010, there were no material changes to the unrecognized tax benefit. Since January 1, 2009, the Company has accrued interest related to the unrecognized tax benefits of approximately $161,000, which has been classified as income tax expense in the accompanying consolidated statements of operations.

The federal income tax returns of the Company for the years 2006-2009 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The state income tax returns of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years.

10. Subsequent Event

On July 29, 2010, the Company filed a current report with the SEC on Form 8-K reporting its commitment to exit the healthcare accounts receivable purchase and collection business conducted by its Premium Asset Recovery Corporation (“PARC”) subsidiary by selling its healthcare receivables to a third party. In conjunction with this transaction, the Company will close its Deerfield Beach, Florida office housing that subsidiary and incur approximately $1.3 million in restructuring charges. This includes employee termination benefits of approximately $0.2 million, contract termination costs of approximately $0.1 million for the remaining lease payments on the Deerfield Beach office, accelerated depreciation charges on furniture and equipment of approximately $0.1 million, write-off of intangible assets of approximately $0.8 million and other exit costs of approximately $0.1 million. The employee termination benefits, contract termination costs and other exit costs will require the outlay of cash, while the accelerated depreciation and write-off of intangible assets represent non-cash charges.

The decision to sell the healthcare receivables and close the PARC subsidiary was made in the third quarter of 2010 and accordingly the financial impact is not reflected in the accompanying June 30, 2010 financial statements. The actions to close this office are expected to be substantially complete by December 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We have been purchasing and collecting charged-off accounts receivable portfolios from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, healthcare providers, telecommunications and utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount to face value. Since January 1, 2000, we purchased 1,159 consumer debt portfolios, with an original charged-off face value of $42.7 billion for an aggregate purchase price of $1.0 billion, or 2.52% of face value, net of buybacks. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits.

Macro-economic factors continue to impact our results of operations both positively and negatively. Factors such as reduced availability of credit for consumers, a depressed housing market, elevated unemployment rates and other factors have a negative impact on us by making it more difficult to collect from consumers on the charged-off accounts receivable portfolios (“paper”) we have acquired. Conversely, as a result of these negative macro-economic factors, the supply of available paper has increased while prices we pay have remained at lower levels than in recent years. Lately we have observed indicators that some of these trends are starting to reverse. For example, we are observing increased competition for available paper coupled with slightly higher pricing.

Our cash collections are typically higher in the first half of the year because of tax refunds and other factors. However, first half 2010 collections declined when compared to the same period in 2009 as a result of the continuing difficult collections environment. First half 2010 collections have also been negatively impacted by the 21.3% reduction in purchasing in 2009 when compared to 2008 because collections on portfolios are usually the strongest six to 18 months after purchase. Collections were positively impacted in the quarter by further expansion of our relationship with a third party agency in India.

Our levels of purchasing were significantly higher in the first half of 2010 as compared to the same period in 2009; however, we have not felt the full benefit of that increase on collections because of the lag between the time of purchase and peak collections. We amended our credit agreement in the second quarter of 2010, which significantly increased our ability to borrow on our Revolving Credit Facility. That increased capacity provides us the opportunity to buy paper at higher levels that we did in 2009.

In the fourth quarter of 2009, we recorded a $32.4 million impairment on our purchased receivables, primarily on the 2006 and older vintages, because we determined that the IRRs assigned to our portfolios were too high in relation to the timing or amount of estimated remaining collections. During the first half of 2010, we exceeded our revised collection forecasts for certain portfolios. That consistent performance against expectations allowed us to recognize yield increases on select portfolios and reverse certain previously recorded impairments. As a result of these actions, revenues and purchased receivable amortization were favorable in the second quarter of 2010 as compared to the same period of 2009, during which we recorded $6.8 million in net impairment charges. If collections continue to exceed our expectations, we may increase IRRs or reverse previous impairments on certain portfolios. However, if collections do not continue to meet expectations, we may be required to record additional impairments.

We continue to review our business and operations and to look for opportunities to become more efficient. In July 2010, we completed the purchase of substantially all of the assets of BSI eSolutions, LLC, a software vendor, including its debt collection software, which we are implementing to replace our legacy debt collection software platform. We made the acquisition to protect our investment in the software we acquired and to enhance our ability to successfully implement it. We expect the acquisition to have a neutral impact to net income for the remainder of 2010 and 2011.

In addition, on July 29, 2010, we filed a current report with the SEC on Form 8-K reporting our commitment to exit the healthcare accounts receivable purchase and collection business conducted by our PARC subsidiary by selling our healthcare receivables to a third party for expected proceeds between $1.0 million and $1.5 million. The corresponding gain on the sale, based on the June 30, 2010 receivables balances, would be between approximately $0.4 million and $0.9 million. In conjunction with this transaction, we will close our Deerfield Beach, Florida office housing that subsidiary and will incur approximately $1.3 million in restructuring charges. Restructuring charges include employee termination benefits of approximately $0.2 million, contract termination costs of approximately $0.1 million for the remaining lease payments on the Deerfield Beach office, accelerated depreciation charges on furniture and equipment of approximately $0.1 million, write-off of intangible assets of approximately $0.8 million and other exit costs of approximately $0.1 million. The employee termination benefits, contract termination costs and other exit costs will require the outlay of cash, while the accelerated depreciation and write-off of intangible assets represent non-cash charges.

For the three and six months ended June 30, 2010, we collected $1.6 million and $3.5 million, respectively, on the healthcare receivables. We expect operating expenses to decline by approximately $2.5 million per year starting in 2011. In addition, the transaction will result in a one-time tax benefit of approximately $4.7 million in the third quarter of 2010, depending upon the final proceeds from the sale of the healthcare receivables.

The decision to sell our healthcare receivables assets and to close the PARC subsidiary was made in the third quarter of 2010 and accordingly the financial impact is not reflected in our June 30, 2010 financial statements. The actions to close this office are expected to be substantially complete by December 31, 2010 with majority of these restructuring activities and outlay of cash to occur at this time.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include the following:

•	instability in the financial markets and a prolonged economic recession limiting our ability to access capital and to acquire and collect on charged-off receivable portfolios;

•	our ability to maintain existing, and to secure additional financing on acceptable terms;

•

a decrease in collections if changes in or enforcement of debt collection laws impair our ability to collect, including any unknown ramifications from the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	failure to comply with government regulation, including our ability to successfully conclude the on-going FTC matter;

•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	a decrease in collections as a result of negative attention or news regarding the debt collection industry and debtors’ willingness to pay the debt we acquire;

•	the costs, uncertainties and other effects of legal and administrative proceedings impacting our ability to collect on judgments in our favor;

•	ongoing risks of litigation in our litigious industry, including individual and class actions under consumer credit, collections and other laws;

•	our ability to substantiate our application of tax rules against examinations and challenges made by tax authorities;

•

our ability to make reasonable estimates of the timing and amount of future cash receipts and values and assumptions underlying the calculation of the net impairment charges for purposes of recording purchased receivable revenues;

•

our ability to respond to changes in technology to remain competitive, including our ability to successfully complete the conversion of our legacy debt collection platform to a different software system;

•	our ability to successfully hire, train, integrate into our collections operations and retain in-house account representatives;

•	our ability to successfully seek opportunities to diversify beyond collecting on our purchased receivables portfolios;

•	our ability to acquire and to collect on charged-off receivable portfolios in industries in which we have little or no experience;

•

any significant and unanticipated changes in circumstances leading to goodwill impairment or other impairment of intangible asset, which, in turn, could adversely impact earnings and reduce our net worth; and

•	other unanticipated events and conditions that may hinder our ability to compete.

Results of Operations

The following table sets forth selected consolidated statements of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated.

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues
Purchased receivable revenues, net	99.4%	99.5%	99.3%	99.5%	60.1%	55.9%	58.6%	58.2%
Gain on sale of purchased receivables	0.2	0.0	0.3	0.0	0.2	0.0	0.2	0.0
Other revenues, net	0.4	0.5	0.4	0.5	0.2	0.3	0.3	0.3

Total revenues	100.0	100.0	100.0	100.0	60.5	56.2	59.1	58.5

Expenses
Salaries and benefits	36.7	37.4	37.2	36.0	22.2	21.0	22.0	21.1
Collections expense	45.3	44.1	46.1	41.3	27.4	24.8	27.3	24.2
Occupancy	3.3	3.8	3.4	3.5	2.0	2.1	2.0	2.0
Administrative	4.3	4.5	3.8	4.3	2.6	2.6	2.3	2.5
Depreciation and amortization	2.3	2.0	2.3	1.7	1.4	1.1	1.3	1.0
Loss on disposal of equipment and other assets	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Total operating expenses	91.9	91.8	92.8	86.8	55.6	51.6	54.9	50.8

Income from operations	8.1	8.2	7.2	13.2	4.9	4.6	4.2	7.7
Other income (expense)
Interest expense	(5.7)	(5.0)	(5.4)	(4.8)	(3.4)	(2.8)	(3.2)	(2.8)
Interest income	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Other	0.1	(0.2)	0.0	0.0	0.0	(0.1)	0.1	0.0

Income before income taxes	2.5	3.0	1.8	8.4	1.5	1.7	1.1	4.9
Income tax expense	1.0	1.3	0.7	3.3	0.6	0.7	0.4	1.9

Net income	1.5%	1.7%	1.1%	5.1%	0.9%	1.0%	0.7%	3.0%

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues is the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Three Months Ended June 30,				Percentage of Cash Collections Three Months Ended June 30,
(in millions)	2010	2009	Change	Percentage Change	2010	2009
Cash collections	$84.2	$87.3	$(3.1)	(3.5)%	100.0%	100.0%
Purchased receivable amortization	33.6	38.5	(4.9)	(12.7)	39.9	44.1
Purchased receivable revenues, net	50.6	48.8	1.8	3.7	60.1	55.9

We believe that the decrease in cash collections is primarily a result of macro-economic factors that continue to affect consumers’ liquidity and their ability to repay their obligations, and is also due to lower levels of purchasing in 2009. Macro-economic factors reducing consumers’ ability to pay include the three-month average unemployment rate, which increased from 9.3% in June 2009 to 9.7% in June 2010, a depressed housing market and a continued tight credit environment for consumers, among other factors. During 2009, we invested 21.3% less in purchased receivables than we did in 2008. Generally, collections are strongest on portfolios six months to 18 months after purchase; therefore, the reduction in purchasing is having a negative impact on collections in the second quarter of 2010 when compared to the prior year. Cash collections include collections from fully amortized portfolios of $13.8 million and $15.8 million for 2010 and 2009, respectively, of which 100% were reported as revenue.

Purchased receivable revenues fluctuate based on changes in the balance of purchased receivables, the IRR associated with each portfolio and the amount of net impairments recognized. Impairments are generated when current yields assigned to portfolios are too high in relation to the timing and/or amount of current or future collections. When cash collections decline a larger portion of collections is allocated to revenue and less is allocated to amortization of portfolio balances. Portfolio balances that amortize too slowly in relation to current or expected collections lead to impairments, which increase the amount of amortization and offset revenue. Conversely, when the timing or amount of collections exceed expectations amortization will increase. If portfolio balances amortize too quickly and we expect collections to continue to exceed expectations, we may reverse previously recognized impairments, or if there are no impairments to reverse, we may increase the assigned yields.

The amortization rate of 39.9% for the second quarter of 2010 was 4.2 percentage points lower than the amortization rate of 44.1% for the same period of 2009. The improvement in the amortization rate is primarily due to the impact of yield increases on select portfolios, including certain pools within the 2007 to 2009 vintage years, and the $1.1 million net reversal of impairments, including certain pools within the 2004 to 2006 vintage years, recognized in the second quarter of 2010. The yield increases and impairment reversals were a result of cash collections in excess of expectations on certain portfolios during the first half of 2010, which resulted in higher than expected amortization on these portfolios. In contrast, the amortization rate in the second quarter of 2009 was negatively impacted by net impairments of $6.8 million which was a result of a significant decrease in expectations for future collections on certain portfolios. The lower amortization rate in the second quarter of 2010 had the effect of increasing purchased receivable revenues even though collections were lower than during the prior year period. Refer to “Supplemental Performance Data” on Page 30 for a summary of purchased receivable revenues and amortization rates by year of purchase.

Revenues on portfolios purchased from our top three sellers during vintage years 1993 through 2010 were $19.0 million and $14.2 million during the three months ended June 30, 2010 and 2009, respectively. The top three sellers were the same in both three month periods.

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

	Three Months Ended June 30,
(in millions, net of buybacks)	2010	2009	Change	Percentage Change
Acquisitions of purchased receivables, at cost	$48.6	$19.6	$29.0	147.5%
Acquisitions of purchased receivables, at face value	$1,502.4	$716.5	$785.9	109.7%
Percentage of face value	3.24%	2.74%

Our investment in purchased receivables increased in the second quarter of 2010, which is consistent with our strategy to significantly increase purchasing levels compared to the prior year. During 2009, we lowered overall purchasing and deferred a significant portion to the second half of the year in order to take advantage of declining pricing. As a result of fluctuations in the mix of purchases of receivables, the costs of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired.

Forward flow purchases consisted of the following:

	Three Months Ended June 30,
(in millions, net of buybacks)	2010	2009	Change	Percentage Change
Forward flow purchases, at cost	$13.1	$14.2	$(1.1)	(8.0)%
Forward flow purchases, at face value	$332.5	$491.3	$(158.8)	(32.3)%
Percentage of face value	3.94%	2.90%
Percentage of forward flow purchases, at cost of total purchasing	27.0%	72.5%
Percentage of forward flow purchases, at face value of total purchasing	22.1%	68.6%

Investments in forward flow contracts were lower in the second quarter of 2010 than in the same period of 2009 as a result of the timing, number of portfolios purchased and average size of each purchase made under these agreements. Purchases from forward flows in 2010 included 24 portfolios from nine forward flow contracts. Purchases from forward flows in 2009 included 17 portfolios from seven forward flow contracts.

Operating Expenses

Operating expenses are traditionally measured in relation to revenues. However, our industry measures operating expenses in relation to cash collections. We believe this is appropriate because amortization rates, the difference between cash collections and revenues recognized, vary from period to period. Amortization rates vary due to seasonality of collections, impairments and other factors and can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.

The following table summarizes the significant components of our operating expenses:

	Three Months Ended June 30,				Percentage of Cash Collections Three Months Ended June 30,
(in millions)	2010	2009	Change	Percentage Change	2010	2009
Salaries and benefits	$18.7	$18.4	$0.3	1.6%	22.2%	21.0%
Collections expense	23.1	21.6	1.5	6.6	27.4	24.8
Administrative	2.2	2.2	—	(1.2)	2.6	2.6
Other	2.8	2.9	(0.1)	0.9	3.4	3.2

Total operating expenses	$46.8	$45.1	$1.7	3.8%	55.6%	51.6%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Three Months Ended June 30,				Percentage of Cash Collections Three Months Ended June 30,
(in millions)	2010	2009	Change	Percentage Change	2010	2009
Compensation - revenue generating	$11.3	$11.1	$0.2	1.7%	13.4%	12.7%
Compensation - administrative	4.3	3.6	0.7	20.3	5.1	4.0
Benefits and other	3.1	3.7	(0.6)	(16.4)	3.7	4.3

Total salaries and benefits	$18.7	$18.4	$0.3	1.6%	22.2%	21.0%

The increases in compensation were a result of increased variable compensation for management based on expected achievement of financial and performance objectives, which were not considered achievable during the same period of the prior year. Benefits were favorable to the prior year as we continued our suspension of the Company matching component of our 401(k) plan.

Collections Expense. The following table summarizes the significant components of collections expense and the changes in each:

	Three Months Ended June 30,				Percentage of Cash Collections Three Months Ended June 30,
(in millions)	2010	2009	Change	Percentage Change	2010	2009
Forwarding fees	$10.2	$9.5	$0.7	8.2%	12.1%	10.8%
Court and process server costs	6.1	5.9	0.2	2.9	7.2	6.8
Lettering campaign and telecommunications costs	3.9	4.0	(0.1)	(3.3)	4.6	4.6
Data provider costs	1.5	1.1	0.4	34.1	1.8	1.3
Other	1.4	1.1	0.3	20.6	1.7	1.3

Total collections expense	$23.1	$21.6	$1.5	6.6%	27.4%	24.8%

Forwarding fees include fees paid to third parties to collect on our behalf including our agency firm in India. These fees increased in 2010 compared to 2009 because of higher cash collections generated by third parties. Collections from such third party relationships were $29.5 million and $27.6 million, or 35.1% and 31.6% of cash collections, for 2010 and 2009, respectively, primarily driven by continued increases in work allocated to our agency firm in India. Rates paid to forwarding agencies vary based on the age and type of paper that we outsource. Rates also vary based on the mix of work performed by our agency firm in India, which is generally at a lower percentage than on collections we outsource domestically.

During 2010, our variable collection activities, such as telecommunications, lettering campaigns, and use of data provider services, increased in total as a result of higher purchasing activities during the first half of 2010 and the fourth quarter of 2009 compared to similar periods of prior years. Generally, these costs are higher in the first six months after purchase of a portfolio as we ramp up collection activities. Court and process server costs increased in 2010 over 2009 in part due to the increases in recent purchasing noted above. In addition, we have shifted forwarding activity from a third party that incurs court costs for outsourced accounts on our behalf to third parties for which we expense court costs as incurred.

Income Taxes. We recognized income tax expense of $0.5 million and $0.6 million for 2010 and 2009, respectively. The 2010 tax expense reflects a federal tax rate of 35.7% and a state tax rate of 4.0% (net of federal tax effect). For 2009, the federal tax rate was 36.4% and state tax rate was 6.9% (net of federal tax effect). The 0.7 percentage point decrease in the federal tax rate was a result of permanent book versus tax differences and the net effect of state taxes. The 2.9 percentage point decrease in the state rate was due to changes in apportionment percentages and tax rates among the various states. The overall decrease in tax expense was also impacted by the decrease in pre-tax income, which was $1.3 million for 2010 compared to $1.5 million for the same period of 2009.

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues is the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Six Months Ended June 30,				Percentage of Cash Collections Six Months Ended June 30,
(in millions)	2010	2009	Change	Percentage Change	2010	2009
Cash collections	$173.4	$181.4	$(8.0)	(4.4)%	100.0%	100.0%
Purchased receivable amortization	71.7	75.8	(4.1)	(5.5)	41.4	41.8
Purchased receivable revenues, net	101.7	105.6	(3.9)	(3.6)	58.6	58.2

We believe that the decrease in cash collections is primarily a result of macro-economic factors that continue to affect consumers’ liquidity and their ability to repay their obligations, and is also due to lower levels of purchasing in 2009. Macro-economic factors reducing consumers’ ability to pay include the six-month average unemployment rate, which increased from 8.7% in June 2009 to 9.7% in June 2010, a depressed housing market and a continued tight credit environment for consumers, among other factors. During 2009, we invested 21.3% less in purchased receivables than we did in 2008. Generally, collections are strongest on portfolios six months to 18 months after purchase, therefore, the reduction in purchasing is having a negative impact on collections in the first half of 2010 when compared to the prior year. Cash collections include collections from fully amortized portfolios of $28.8 million and $34.1 million for 2010 and 2009, respectively, of which 100% were reported as revenue.

The amortization rate of 41.4% for the first half of 2010 was 0.4 percentage points lower than the amortization rate of 41.8% for the first half of 2009. The improvement in the amortization rate is primarily due to the impact of yield increases on select portfolios, including certain pools within the 2007 to 2009 vintage years, and the impact of $1.0 million net reversal of impairments, including certain pools within the 2004 to 2006 vintage years, we recognized in 2010. The yield increases and impairment reversals were a result of cash collections in excess of expectations on certain portfolios during the first half of 2010, which resulted in higher than expected amortization on these portfolios. In contrast, the amortization rate in 2009 was negatively impacted by net impairments of $10.3 million, which was a result of a significant decrease in expectations for future collections on certain portfolios. Even though amortization as a percent was slightly favorable to the prior year, revenues were lower as a result of a decrease in the average carrying value of purchased receivables, primary due to the impairments recognized in the fourth quarter of 2009, and lower average IRRs on recent purchases. Refer to “Supplemental Performance Data” on Page 30 for a summary of purchased receivable revenues and amortization rates by year of purchase.

Revenues on portfolios purchased from our top three sellers during vintage years 1993 through 2010 were $37.5 million and $29.4 million during the six months ended June 30, 2010 and 2009, respectively. The top three sellers were the same in both six month periods.

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

	Six Months Ended June 30,
(in millions, net of buybacks)	2010	2009	Change	Percentage Change
Acquisitions of purchased receivables, at cost	$78.4	$41.4	$37.0	89.3%
Acquisitions of purchased receivables, at face value	$2,324.7	$1,453.8	$870.9	59.9%
Percentage of face value	3.37%	2.85%

Our investment in purchased receivables increased in the first half of 2010 compared to the prior year, which is consistent with our strategy to significantly increase purchasing levels. During 2009, we lowered overall purchasing and deferred a significant portion to the second half of the year in order to take advantage of declining pricing. As a result of fluctuations in the mix of purchases of receivables, the costs of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired. Forward flow purchases consisted of the following:

	Six Months Ended June 30,
(in millions, net of buybacks)	2010	2009	Change	Percentage Change
Forward flow purchases, at cost	$30.6	$29.5	$1.1	3.9%
Forward flow purchases, at face value	$753.1	$879.3	$(144.2)	(16.1)%
Percentage of face value	4.06%	3.28%
Percentage of forward flow purchases, at cost of total purchasing	39.0%	71.1%
Percentage of forward flow purchases, at face value of total purchasing	32.4%	61.7%

Investments in forward flow contracts were higher in the first half of 2010 than in the same period in 2009, which is consistent with the increase in our total purchases for the same period. Purchases from forward flows in 2010 included 43 portfolios from 13 forward flow contracts. Purchases from forward flows in 2009 included 42 portfolios from nine forward flow contracts.

Operating Expenses

Operating expenses are traditionally measured in relation to revenues. However, our industry measures operating expenses in relation to cash collections. We believe this is appropriate because amortization rates, the difference between cash collections and revenues recognized, vary from period to period. Amortization rates vary due to seasonality of collections, impairments and other factors and can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.

The following table summarizes the significant components of our operating expenses:

	Six Months Ended June 30,				Percentage of Cash Collections Six Months Ended June 30,
(in millions)	2010	2009	Change	Percentage Change	2010	2009
Salaries and benefits	$38.2	$38.2	$—	(0.1)%	22.0%	21.1%
Collections expense	47.3	43.8	3.5	8.0	27.3	24.2
Administrative	3.9	4.6	(0.7)	(13.5)	2.3	2.5
Other	5.7	5.5	0.2	4.4	3.3	3.0

Total operating expenses	$95.1	$92.1	$3.0	3.3%	54.9%	50.8%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Six Months Ended June 30,				Percentage of Cash Collections Six Months Ended June 30,
(in millions)	2010	2009	Change	Percentage Change	2010	2009
Compensation—revenue generating	$23.3	$22.7	$0.6	2.5%	13.4%	12.5%
Compensation—administrative	7.9	7.6	0.3	3.5	4.6	4.2
Benefits and other	7.0	7.9	(0.9)	(11.2)	4.0	4.4

Total salaries and benefits	$38.2	$38.2	$—	(0.1)%	22.0%	21.1%

The increase in compensation for revenue generating departments, including our call center and legal collections, was a result of higher average headcount for in-house account representatives and incentive compensation for management. The increase in administrative compensation was a result of increased variable compensation for management based on expected achievement of financial and performance objectives, which were not considered achievable during the same period of the prior year. Benefits were favorable to the prior year as we continued our suspension of the Company matching component of our 401(k) plan.

Collections Expense. The following table summarizes the significant components of collections expense and the changes in each:

	Six Months Ended June 30,				Percentage of Cash Collections Six Months Ended June 30,
(in millions)	2010	2009	Change	Percentage Change	2010	2009
Forwarding fees	$20.1	$19.7	$0.4	1.8%	11.6%	10.9%
Court and process server costs	12.8	11.4	1.4	12.7	7.4	6.3
Lettering campaign and telecommunications costs	8.4	7.8	0.6	7.7	4.8	4.3
Data provider costs	3.3	2.5	0.8	31.1	1.9	1.4
Other	2.7	2.4	0.3	13.5	1.6	1.3

Total collections expense	$47.3	$43.8	$3.5	8.0%	27.3%	24.2%

Forwarding fees include fees paid to third parties to collect on our behalf including our agency firm in India. These fees increased in 2010 compared to 2009 because of higher cash collections generated by third parties. Collections from such third party relationships were $58.2 million and $57.5 million, or 33.6% and 31.7% of cash collections, for 2010 and 2009, respectively, primarily driven by continued increases in work allocated to our agency firm in India. Rates paid to forwarding agencies vary based on the age and type of paper that we outsource. Rates also vary based on the mix of work performed by our agency firm in India, which is generally at a lower percentage than on collections we outsource domestically.

During 2010, our variable collection activities, such as telecommunications, lettering campaigns, and use of data provider services, increased as a result of higher purchasing activities during the first half of 2010 and the fourth quarter of 2009 compared to similar periods of prior years. Generally, these costs are higher in the first six months after purchase of a portfolio as we ramp up collection activities. Court and process server costs increased in 2010 over 2009 in part due to the increases in recent purchasing noted above. In addition, we have shifted forwarding activity from a third party that incurs court costs for outsourced accounts on our behalf to third parties for which we expense court costs as incurred.

Income Taxes. We recognized income tax expense of $0.7 million and $3.5 million for the six months ended June 30, 2010 and 2009, respectively. The 2010 tax expense reflects a federal tax rate of 35.9% and a state tax rate of 3.7% (net of federal tax effect). For 2009, the federal tax rate was 35.7% and state tax rate was 3.2% (net of federal tax effect). The 0.2 percentage point increase in the federal tax rate was a result of permanent book versus tax differences and the net effect of state taxes. The 0.5 percentage point increase in the state rate was due to changes in apportionment percentages and tax rates among the various states. The overall decrease in tax expense was also impacted by the decrease in pre-tax income, which was $1.9 million for 2010 compared to $8.9 million for the same period of 2009.

Supplemental Performance Data

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase as of June 30, 2010:

Year of Purchase	Number of Portfolios	Purchase Price (1)	Cash Collections	Estimated Remaining Collections (2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	(dollars in thousands)
2003	76	$87,147	$434,396	$2,282	$436,678	501%
2004	106	86,537	263,994	11,164	275,158	318
2005	104	100,747	202,168	11,711	213,879	212
2006(4)	154	142,235	289,092	49,689	338,781	238
2007	158	169,378	227,439	104,934	332,373	196
2008	164	154,063	160,393	180,356	340,749	221
2009	123	121,025	71,235	271,790	343,025	283
2010(5)	69	78,365	5,939	169,847	175,786	224

Total	954	$939,497	$1,654,656	$801,773	$2,456,429	261%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as “buybacks”) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Estimated remaining collections are based on historical cash collections. Refer to Forward-Looking Statements on page 21 and Critical Accounting Policies on page 40 for further information regarding these estimates.
(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase. Estimated remaining collections for pools on a cost recovery method for revenue recognition purposes are equal to the carrying value. There are no estimated remaining collections for pools on a cost recovery method that are fully amortized.
(4)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(5)	Includes only six months of activity through June 30, 2010.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of June 30, 2010:

Year of Purchase	Unamortized Balance	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
	(dollars in thousands)
2003	$1,164	$87,147	1.3%	0.4%
2004	5,189	86,537	6.0	1.6
2005	5,509	100,747	5.5	1.7
2006(2)	23,381	142,235	16.4	7.2
2007	50,607	169,378	29.9	15.5
2008	68,986	154,063	44.8	21.2
2009	93,627	121,025	77.4	28.8
2010(3)	76,917	78,365	98.2	23.6

Total	$325,380	$939,497	34.6%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.
(2)	Includes portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(3)	Includes only six months of activity through June 30, 2010.

The following tables provide details of purchased receivable revenues by year of purchase:

	Three months ended June 30, 2010
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments	Zero Basis Collections
2004 and prior	$14,012,401	$12,232,427	N/M	N/M	$38,089	$10,501,033
2005	4,047,269	3,018,844	25.4%	15.44%	(1,153,800)	786,911
2006	9,974,216	5,363,233	46.2	6.78	51,000	1,241,187
2007	13,156,759	6,923,550	47.4	4.22	—	847,372
2008	16,654,669	7,599,601	54.4	3.38	—	98,532
2009	21,343,084	11,633,662	45.5	3.87	—	362,640
2010	5,025,675	3,855,557	23.3	2.88	—	—

Totals	$84,214,073	$50,626,874	39.9	5.36	$(1,064,711)	$13,837,675

	Three months ended June 30, 2009
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments	Zero Basis Collections
2003 and prior	$14,882,021	$13,402,082	N/M	N/M	$489,000	$12,484,108
2004	5,633,013	2,475,410	56.1%	4.96%	1,941,000	901,949
2005	6,103,487	864,320	85.8	1.23	2,488,000	34,537
2006	14,512,193	9,086,793	37.4	5.11	1,701,000	1,610,591
2007	18,191,261	9,907,523	45.5	3.67	—	706,439
2008	22,974,091	9,838,611	57.2	2.85	227,000	88,705
2009	4,997,511	3,244,604	35.1	3.90	—	6,250

Totals	$87,293,577	$48,819,343	44.1	4.83	$6,846,000	$15,832,579

	Six months ended June 30, 2010
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments	Zero Basis Collections
2004 and prior	$30,205,907	$25,612,953	N/M	N/M	$137,769	$21,485,227
2005	9,253,696	5,487,498	40.7%	12.06%	(1,153,800)	1,903,412
2006	21,619,661	11,857,884	45.2	6.78	51,000	2,654,458
2007	28,096,125	14,521,971	48.3	4.14	—	1,737,603
2008	35,005,726	16,342,011	53.3	3.40	—	211,662
2009	43,308,909	23,399,814	46.0	3.69	—	762,128
2010	5,939,379	4,491,289	24.4	2.78	—	—

Totals	$173,429,403	$101,713,420	41.4	5.35	$(965,031)	$28,754,490

	Six months ended June 30, 2009
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments	Zero Basis Collections
2003 and prior	$32,115,952	$29,595,638	N/M	N/M	$412,700	$26,617,497
2004	12,509,541	5,799,086	53.6%	5.23%	3,958,600	1,934,285
2005	13,541,643	4,641,864	65.7	2.97	2,745,000	77,042
2006	30,784,791	20,327,073	34.0	5.44	2,497,000	3,608,141
2007	39,310,080	21,131,396	46.2	3.70	—	1,664,748
2008	47,118,967	20,260,841	57.0	2.76	682,000	178,177
2009	6,029,540	3,803,124	36.9	3.82	—	6,250

Totals	$181,410,514	$105,559,022	41.8	5.08	$10,295,300	$34,086,140

(1)	“N/M” indicates that the calculated percentage for aggregated vintage years is not meaningful.
(2)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

Account Representative Tenure and Productivity

We measure traditional call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays our account representative’s experience:

In-House Account Representatives by Experience

Number of account representatives:	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2010	2009	2010	2009	2009	2008
One year or more (1)	524	588	546	580	587	515
Less than one year (2)	401	341	440	362	422	437

Total account representatives	925	929	986	942	1,009	952

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.
(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new associates in training.

Off-Shore Account Representatives

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2010	2009	2010	2009	2009(2)	2008
Number of account representatives (1)	226	—	192	—	17	—

(1)	Based on number of average off-shore account representatives measured on a per seat basis.
(2)	Includes activity beginning in November 2009 averaged over the 12 month period.

The following table displays our account representative productivity:

In-House Account Representative Collection Averages

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2010	2009	2010	2009	2009	2008
In-house collection averages	36,132	38,858	73,933	81,854	141,141	173,209

In-house account representation average collections per FTE decreased for the three and six months ended June 30, 2010 by 7.0% and 9.7%, respectively, compared to the prior year periods. Account representative productivity has declined because of the continuing difficult collections environment and the timing of our receivables purchases. Not only was purchasing 21.3% lower in 2009 when compared to 2008, but in 2010 purchases have been completed later in each calendar quarter. Staffing levels have been maintained to accommodate purchasing that was expected to be more evenly spaced throughout the year.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis:

Historical Collections (1)

Year of Purchase	Purchase Price (3)	Year Ended December 31,										Six Months Ended June 30, 2010
		2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(dollars in thousands)
Pre-2000		$35,110	$29,994	$25,315	$19,655	$15,066	$12,287	$9,295	$7,154	$5,025	$3,464	$1,430
2000	$20,592	8,896	23,444	22,559	20,318	17,196	14,062	10,603	7,410	5,258	3,736	1,369
2001	43,029	—	17,630	50,327	50,967	45,713	39,865	30,472	21,714	13,351	8,738	3,209
2002	72,255	—	—	22,339	70,813	72,024	67,649	55,373	39,839	24,529	15,957	6,547
2003	87,147	—	—	—	36,067	94,564	94,234	79,423	58,359	38,408	23,842	9,499
2004	86,537	—	—	—	—	23,365	68,354	62,673	48,093	32,276	21,082	8,151
2005	100,747	—	—	—	—	—	23,459	60,280	50,811	35,638	22,726	9,254
2006(2)	142,235	—	—	—	—	—	—	32,751	101,529	79,953	53,239	21,620
2007	169,378	—	—	—	—	—	—	—	36,269	93,183	69,891	28,096
2008	154,063	—	—	—	—	—	—	—	—	41,957	83,430	35,006
2009	121,025	—	—	—	—	—	—	—	—	—	27,926	43,309
2010	78,365	—	—	—	—	—	—	—	—	—	—	5,939

Total		$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$334,031	$173,429

Cumulative Collections (1)

Year of Purchase	Purchase Price (3)	Total Through December 31,										Total Through June 30, 2010
		2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(dollars in thousands)
2000	$20,592	$8,896	$32,340	$54,899	$75,217	$92,413	$106,475	$117,078	$124,448	$129,746	$133,482	$134,851
2001	43,029	—	17,630	67,957	118,924	164,637	204,502	234,974	256,688	270,039	278,777	281,986
2002	72,255	—	—	22,339	93,152	165,176	232,825	288,198	328,037	352,566	368,523	375,070
2003	87,147	—	—	—	36,067	130,631	224,865	304,288	362,647	401,055	424,897	434,396
2004	86,537	—	—	—	—	23,365	91,719	154,392	202,485	234,761	255,843	263,994
2005	100,747	—	—	—	—	—	23,459	83,739	134,550	170,188	192,914	202,168
2006(2)	142,235	—	—	—	—	—	—	32,751	134,280	214,233	267,472	289,092
2007	169,378	—	—	—	—	—	—	—	36,269	129,452	199,343	227,439
2008	154,063	—	—	—	—	—	—	—	—	41,957	125,387	160,393
2009	121,025	—	—	—	—	—	—	—	—	—	27,926	71,235
2010	78,365	—	—	—	—	—	—	—	—	—	—	5,939

Cumulative Collections as Percentage of Purchase Price (1)

Year of Purchase	Purchase Price (3)	Total Through December 31,										Total Through June 30, 2010
		2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
2000	$20,592	43%	157%	267%	365%	449%	517%	569%	605%	630%	648%	655%
2001	43,029	—	41	158	276	383	475	546	597	628	648	655
2002	72,255	—	—	31	129	229	322	399	454	488	510	519
2003	87,147	—	—	—	41	150	258	349	416	460	488	498
2004	86,537	—	—	—	—	27	106	178	234	271	296	305
2005	100,747	—	—	—	—	—	23	83	134	169	191	201
2006(2)	142,235	—	—	—	—	—	—	23	94	151	188	203
2007	169,378	—	—	—	—	—	—	—	21	76	118	134
2008	154,063	—	—	—	—	—	—	—	—	27	81	104
2009	121,025	—	—	—	—	—	—	—	—	—	23	59
2010	78,365	—	—	—	—	—	—	—	—	—	—	8

(1)	Does not include proceeds from sales of any receivables.
(2)	Includes portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

The following table illustrates our quarterly cash collections:

Cash Collections

Quarter	2010	2009	2008	2007	2006
First	$89,215,330	$94,116,937	$100,264,281	$95,853,350	$89,389,858
Second	84,214,073	87,293,577	95,192,743	95,432,021	89,609,982
Third	—	77,832,357	90,775,528	90,748,442	80,914,791
Fourth	—	74,787,726	83,345,578	89,144,650	80,955,115

Total cash collections	$173,429,403	$334,030,597	$369,578,130	$371,178,463	$340,869,746

The following table illustrates cash collections and percentage by source:

	Three months ended June 30,				Six months ended June 30,
	2010		2009(3)		2010		2009(3)
	Amount	%	Amount	%	Amount	%	Amount	%
Call center collections (1)	$45,493,986	54.0%	$45,894,400	52.6%	$95,955,024	55.3%	$98,243,167	54.2%
Legal collections (2)	38,720,087	46.0	41,399,177	47.4	77,474,379	44.7	83,167,347	45.8

Total cash collections	$84,214,073	100.0%	$87,293,577	100.0%	$173,429,403	100.0%	$181,410,514	100.0%

(1)	Includes in-house, agency and off-shore agency collections.
(2)	Includes in-house legal, legal forwarding, bankruptcy and probate collections.
(3)	Amounts have been reclassified to conform to the current period presentation.

The following chart categorizes our purchased receivables portfolios acquired from January 1, 2000 through June 30, 2010 into major asset types, as of June 30, 2010:

Asset Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	(in thousands)		(in thousands)
General Purpose Credit Cards	$22,042,904	53.0%	8,930	26.4%
Private Label Credit Cards	6,143,514	14.8	8,163	24.1
Telecommunications/Utility/Gas	3,159,517	7.6	7,998	23.6
Healthcare	2,509,940	6.0	4,118	12.2
Health Club	1,562,689	3.8	1,272	3.8
Auto Deficiency	1,352,244	3.3	240	0.7
Installment Loans	1,343,459	3.2	353	1.0
Other (1)	3,439,960	8.3	2,784	8.2

Total	$41,554,227	100.0%	33,858	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios that occur after the purchase date.

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

•	primary accounts are typically 180 to 360 days past due, have been previously placed with one third party collector and typically receive a lower purchase price; and

•	secondary and tertiary accounts are typically more than 360 days past due, have been placed with two or more third party collectors and receive even lower purchase prices.

We will purchase accounts at any point in the delinquency cycle. We deploy our capital within these delinquency stages based upon the relative values of the available debt portfolios.

The following chart categorizes our purchased receivables portfolios acquired from January 1, 2000 through June 30, 2010 into the major account types as of June 30, 2010:

Account Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	(in thousands)		(in thousands)
Fresh	$2,833,818	6.8%	1,568	4.6%
Primary	4,929,672	11.9	4,599	13.6
Secondary	9,902,284	23.8	8,606	25.4
Tertiary (1)	23,888,453	57.5	19,085	56.4

Total	$41,554,227	100.0%	33,858	100.0%

(1)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios that occur after the purchase date.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following chart illustrates our purchased receivables portfolios acquired from January 1, 2000 through June 30, 2010 based on geographic location of debtor, as of June 30, 2010:

Geographic Location	Face Value of Charged-off Receivables (3)(4)%		No. of Accounts	%
	(in thousands)
Texas (1)	$5,992,087	14.4%	5,418	16.0%
California	5,028,648	12.1	3,862	11.4
Florida (1)	4,233,115	10.2	2,498	7.4
New York	2,514,661	6.0	1,468	4.3
Michigan (1)	2,164,088	5.2	2,586	7.6
Ohio (1)	1,896,017	4.6	2,371	7.0
Illinois (1)	1,662,692	4.0	1,775	5.3
Pennsylvania	1,479,609	3.6	1,049	3.1
New Jersey (1)	1,421,402	3.4	1,194	3.5
North Carolina	1,229,985	3.0	792	2.4
Georgia	1,195,117	2.9	927	2.7
Arizona	847,805	2.0	632	1.9
Other (2)	11,889,001	28.6	9,286	27.4

Total	$41,554,227	100.0%	33,858	100.0%

(1)	Collection site(s) located in this state.
(2)	Each state included in “Other” represents less than 2.0% of the face value of total charged-off receivables.
(3)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.
(4)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios that occur after the purchase date.

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

Borrowings

We maintain an amended credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 (the “Credit Agreement”). Under the terms of the Credit Agreement, we have a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”) which may be limited by financial covenants, and a six-year $150.0 million term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 200 to 250 basis points over the bank’s prime rate depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month London Inter Bank Offer Rate (“LIBOR”) contracts at rates between 300 to 350 basis points over the respective LIBOR rates, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Credit Agreement is secured by a first priority lien on all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of June 30, 2010 were:

•	Leverage Ratio (as defined) cannot exceed (i) 1.5 to 1.0 at any time before December 30, 2011 or (ii) 1.25 to 1.0 at any time thereafter;

•

Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth (as defined) cannot exceed (i) 2.5 to 1.0 at any time on or before December 30, 2011, (ii) 2.25 to 1.0 at any time on or after December 31, 2011 and on or before March 30, 2012, (iii) 2.0 to 1.0 at any time thereafter; and

•

Consolidated Tangible Net Worth (as defined) must equal or exceed $85.0 million plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.

On May 28, 2010, the Company, JPMorgan Chase Bank, N.A. and other lenders entered into a Third Amendment to Credit Agreement (“Third Amendment”). The Third Amendment adjusted the levels of the Leverage Ratio used to set the applicable margin on outstanding borrowings and the respective interest spreads. The Third Amendment also changed certain financial covenant definitions to allow for adjustments related to charges for the FTC investigation, limited to $7.0 million, and the net impact of the fourth quarter 2009 purchased receivable impairment charges, limited to $20.0 million. The changes did not impact total available borrowing capacity, however, they did loosen the financial covenant restrictions, which in turn increased our ability to borrow under the terms of the agreement. In exchange for amending the Credit Agreement, we incurred deferred financing costs of $775,808.

The financial covenants restrict our ability to borrow against the Revolving Credit Facility. At June 30, 2010, total available borrowings on our Revolving Credit Facility were $66.7 million, however, our capacity to borrow under the terms of the financial covenants was limited to $46.6 million. The limitation is based on the Leverage Ratio, our most restrictive covenant at June 30, 2010. Our borrowing capacity could be reduced further if we incur cumulative net losses in future periods that reduce our Consolidated Tangible Net Worth, or we are not able to maintain the current level of Adjusted EBITDA in relation to outstanding borrowings.

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

Based on the Excess Cash Flow provisions, we made required payments of $9.0 million and $2.4 million on the Term Loan Facility during March 2010 and 2009, respectively. Payment of the Excess Cash Flow did not reduce our total borrowing capacity under the Revolving Credit Facility.

Commitment fees on the unused portion of the Revolving Credit Facility are paid quarterly, in arrears, and are calculated as an amount equal to a margin of 0.50%, depending on our liquidity, on the average amount available on the Revolving Credit Facility.

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

We had $167.4 million and $160.0 million of borrowings outstanding on our Credit Facilities at June 30, 2010 and December 31, 2009, respectively, of which $134.1 million and $143.8 million was outstanding on the Term Loan Facility and $33.3 million and $16.2 million was outstanding on the Revolving Credit Facility. Along with the Excess Cash Flow prepayment requirements, the Term Loan Facility requires quarterly repayments totaling $1.5 million annually until expiration. The increase in total outstanding borrowings in 2010 was a result of increased levels of purchasing receivables portfolios.

We were in compliance with the covenants of the Credit Agreement as of June 30, 2010.

Cash Flows

The majority of our purchases of receivables have been funded with internal cash flow and borrowings against our Revolving Credit Facility. For the six months ended June 30, 2010, we invested $79.7 million in purchased receivables, net of buybacks, excluding payments in 2010 for receivables accrued at December 31, 2009, funded primarily by internal cash flow. Our cash balance has increased from $4.9 million at December 31, 2009 to $5.9 million as of June 30, 2010. We also made net borrowings against our Credit Facilities of $7.3 million during 2010.

Our operating activities provided cash of $2.5 million and $21.3 million for the six months ended June 30, 2010 and 2009, respectively. Cash provided by operating activities for these periods was generated primarily from operating income earned through cash collections as adjusted for non-cash items and the timing of payments of income taxes, accounts payable and accrued liabilities. We rely on cash generated from our operating activities to allow us to fund operations and re-invest in purchased receivables. Cash provided by operations has decreased as a result of lower purchased receivable revenues, including the effect of net amortization of receivables balances including the impact of impairments, and higher operating expenses. In the current year period, we recorded a net impairment reversal of $1.0 million, which is a negative non-cash adjustment to net income when determining cash flow from operating activities. In the prior year period, we recorded a net impairment charge of $10.3 million, which is a positive non-cash adjustment to net income when determining cash flow from operating activities. Lower cash collections and higher amortization, if not offset by reductions in operating expenses, will further decrease cash provided by operating activities in future periods.

Investing activities used cash of $8.1 million and provided cash of $22.6 million for the six months ended June 30, 2010 and 2009, respectively. The change in cash used by investing activities in 2010 is a result of the significant increase in receivable purchasing in the period as compared to the prior year. The increase in purchasing has been partially offset by increased amortization of receivables balances excluding the impact of impairments and impairment reversals ,which are included in cash flow from operating activities. We believe that we have sufficient liquidity available to meet our purchasing objectives. However, continued pressure on collections in 2010 coupled with the borrowing constraints under our Revolving Credit Facility may cause 2010 purchasing to be at lower levels than we have seen historically.

We acquired $1.6 million and $1.9 million in property and equipment in 2010 and 2009, respectively. The amounts in 2010 and 2009 were primarily related to software and computer equipment for our new collection platform and improvements to our telecommunications systems. Implementation of the new collection platform is funded through cash flow from operating activities and borrowings under our Revolving Credit Facility.

Financing activities provided cash of $6.5 million and $37.0 million for the six months ended June 30, 2010 and 2009. Cash provided by financing activities in 2010 was primarily due to net borrowings on our Credit Facilities of $7.3 million. We also made a payment of $0.8 million in the current year to amend our Credit Agreement. Cash provided by financing activities would increase in future periods to the extent we use net borrowings on our Revolving Credit Facility to fund purchases of paper.

Adjusted EBITDA

We define Adjusted EBITDA as net income plus the provision for income taxes, interest expense, net, depreciation and amortization, share-based compensation, (gain) loss on sale of assets, impairment of assets, extraordinary gains and losses and purchased receivables amortization. Adjusted EBITDA is not a measure of liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and should not be considered an alternative to, or more meaningful than, net income prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in our statements of cash flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$774,457	$842,287	$1,130,974	$5,444,431
Adjustments:
Income tax expense	509,408	642,917	740,890	3,460,914
Interest expense, net	2,888,306	2,468,107	5,515,689	5,109,272
Depreciation and amortization	1,146,329	959,496	2,308,711	1,845,314
Share-based compensation	479,435	524,412	698,444	761,230
(Gain) loss on sale of assets, net	(102,483)	5,137	(319,305)	6,541
Purchased receivables amortization	33,587,199	38,474,234	71,715,983	75,851,492
Other	219,137	—	219,137	—

Adjusted EBITDA	$39,501,788	$43,916,590	$82,010,523	$92,479,194

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of June 30, 2010:

	Year Ending December 31,
	2010	2011	2012	2013	2014	Thereafter
Operating lease obligations	$2,531,854	$4,930,576	$4,552,094	$4,188,049	$4,239,939	$5,412,873
Capital leases	47,012	112,828	112,828	17,808	—	—
Purchase obligations	956,000	—	—	—	—	—
Forward flow obligations (1)	22,961,750	—	—	—	—	—
Revolving credit (2)	—	—	33,250,000	—	—	—
Term loan (3)	750,000	1,500,000	1,500,000	130,359,956	—	—
Contractual interest on derivative instruments	1,565,642	2,198,781	946,267	—	—	—

Total (4)	$28,812,258	$8,742,185	$40,361,189	$134,565,813	$4,239,939	$5,412,873

(1)	We have eight forward flow contracts that have terms beyond June 30, 2010 with the last contract expiring in December 2010. Five forward flow contracts expire in September 2010 with estimated monthly purchases of approximately $1.7 million. The remaining three forward flow contracts expire in December 2010 and have estimated monthly purchases of approximately $3.0 million.
(2)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is estimated and is not included within the amount outstanding as of June 30, 2010.
(3)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in June 2013. The variable interest is not included within the amount outstanding as of June 30, 2010.
(4)	We have a liability of $1.0 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of payment cannot be reliably estimated.

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

We adopted the Interest Method in January 2005 and apply it to purchased receivables acquired after December 31, 2004. The provisions of the Interest Method that relate to decreases in expected cash flows amend previously followed guidance, for consistent treatment and apply prospectively to purchased receivables acquired before January 1, 2005. We purchase pools of homogenous accounts receivable and record each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are assumed to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. We therefore aggregate most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated with other pool purchases. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

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

The estimate of fair value of our goodwill reporting unit, the purchased receivables operating segment, is determined using various valuation techniques including market capitalization and an analysis of discounted cash flows. Given recent declines in the Company’s stock price, a discounted cash flow analysis was performed as of June 30, 2010. A discounted cash flow analysis requires us to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. We base assumptions about future cash flows and growth rates on our budget and long-term plans. We used a discount rate of 19.6%, which reflected our estimate of cost of equity and our assessment of the risk inherent in the reporting unit. The fair value of goodwill using a discounted cash flow analysis exceeded the book value as of June 30, 2010. However, a 1.5% increase in the discount rate, or a decrease in cash flow of approximately $2.0 million in each year would result in an excess of book value over fair value and indicate that goodwill may be impaired.

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

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. We may periodically enter into interest rate swap agreements to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities were $167.4 million and $160.0 million as of June 30, 2010 and December 31, 2009, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125.0 million. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25.0 million. The outstanding unhedged borrowings on our Credit Facilities were $92.4 million as of June 30, 2010. Interest rates on unhedged borrowings may be based on the prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates on the unhedged borrowings, interest expense would have increased approximately $0.8 million and $0.6 million on the unhedged borrowings for the six months ended June 30, 2010 and 2009, respectively.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

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

As previously reported, the Federal Trade Commission (“FTC”) has commenced an investigation into our debt collection practices under the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Federal Trade Commission Act and has provided draft pleadings and a proposed consent decree to the Company. The Company and its counsel have since entered into discussions with the FTC staff to resolve this matter. We do not believe that the resolution of this matter will have a material adverse effect on our business.

Item 1A.	Risk Factors

There were no material changes in any risk factors previously disclosed in the Company’s Report on Form 10-K filed with the Securities & Exchange Commission on March 12, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Company’s Repurchases of Its Common Stock

The following table provides information about the Company’s common stock repurchases during the second quarter of 2010:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	—
May (1)	158	6.16	—	—
June	—	—	—	—

Total	158	$6.16	—	—

(1)	The shares were withheld for tax obligations in connection with the vesting of restricted share units. The shares were withheld at the fair market value on the vesting date of the restricted share units.

We did not sell any equity securities during the second quarter of 2010 that were not registered under the Securities Act.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 13, 2010. The results of the voting were as follows:

1. The following individuals were elected as directors for a three-year term:

Director	Votes for	Votes Withheld	Broker Non-Vote
Nathaniel F. Bradley IV	18,100,668	9,619,334	2,199,739
Anthony R. Ignaczak	17,634,753	10,085,249	2,199,739
William I Jacobs	18,125,480	9,594,522	2,199,739

The following is a list of the other directors whose term of office continues beyond the annual shareholder meeting:

Jennifer Adams

Terrence D Daniels

Donald Haider

H. Eugene Lockhart

William F. Pickard

2. The ratification of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010:

Votes For	Votes Against	Votes Abstentions
24,963,575	4,945,771	10,395

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Employment Agreement dated May 17, 2010 between Asset Acceptance, LLC and Reid E. Simpson

10.2	Third Amendment to the Credit Agreement dated May 28, 2010, between Asset Acceptance Capital Corp. and JPMorgan Chase Bank, N.A. and other lenders (Incorporated by reference to Exhibit 10.1 included with the Current Report on Form 8-K filed on June 4, 2010)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2010.

ASSET ACCEPTANCE CAPITAL CORP.

Date: July 29, 2010	By:	/S/ RION B. NEEDS
Rion B. Needs
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2010	By:	/S/ REID E. SIMPSON
Reid E. Simpson
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)