Form 10-Q
period 2010-09-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2010-11-03
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 22, 2010, 30,621,576 shares of the registrant’s common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash	$5,240,597	$4,935,248
Purchased receivables, net	334,472,092	319,772,006
Income taxes receivable	8,985,088	5,553,181
Property and equipment, net	13,902,362	14,521,666
Goodwill	14,323,071	14,323,071
Intangible assets, net	116,665	1,079,065
Other assets	6,230,287	6,231,732

Total assets	$383,270,162	$366,415,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$4,413,307	$3,002,299
Accrued liabilities	16,979,731	21,294,388
Income taxes payable	1,137,889	1,196,071
Notes payable	174,934,956	160,022,514
Capital lease obligations	222,753	278,459
Deferred tax liability, net	55,417,638	57,524,754

Total liabilities	$253,106,274	$243,318,485

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares—33,248,915 and 33,220,132 at September 30, 2010 and December 31, 2009, respectively	332,489	332,201
Additional paid in capital	149,215,900	148,243,688
Retained earnings	24,131,453	18,754,217
Accumulated other comprehensive loss, net of tax	(2,190,264)	(2,955,451)
Common stock in treasury; at cost, 2,627,339 and 2,616,424 shares at September 30, 2010 and December 31, 2009, respectively	(41,325,690)	(41,277,171)

Total stockholders’ equity	130,163,888	123,097,484

Total liabilities and stockholders’ equity	$383,270,162	$366,415,969

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Purchased receivable revenues, net	$47,323,277	$47,490,253	$149,036,697	$153,049,275
Gain on sale of purchased receivables	532,694	3,240	857,542	3,240
Other revenues, net	611,847	180,328	1,043,094	694,457

Total revenues	48,467,818	47,673,821	150,937,333	153,746,972

Expenses
Salaries and benefits	18,452,516	19,102,293	56,618,137	57,316,187
Collections expense	23,278,032	22,752,371	70,543,422	66,519,664
Occupancy	1,722,573	1,789,286	5,171,854	5,459,528
Administrative	2,113,567	2,084,492	6,056,546	6,643,556
Restructuring charges	1,255,759	—	1,255,759	—
Depreciation and amortization	1,168,685	1,097,909	3,477,396	2,943,223
Impairment of assets	—	1,167,600	—	1,167,600
(Gain) loss on disposal of equipment and other assets	(1,021)	103,800	4,522	110,341

Total operating expenses	47,990,111	48,097,751	143,127,636	140,160,099

Income (loss) from operations	477,707	(423,930)	7,809,697	13,586,873
Other income (expense)
Interest expense	(2,997,391)	(2,424,753)	(8,514,493)	(7,538,717)
Interest income	60	10,098	1,473	14,790
Other	14,862	(1,430)	70,425	2,384

(Loss) income before income taxes	(2,504,762)	(2,840,015)	(632,898)	6,065,330
Income tax (benefit) expense	(6,751,024)	(1,198,347)	(6,010,134)	2,262,567

Net income (loss)	$4,246,262	$(1,641,668)	$5,377,236	$3,802,763

Weighted-average number of shares:
Basic	30,703,735	30,642,866	30,685,659	30,625,842
Diluted	30,741,207	30,642,866	30,753,953	30,659,555
Earnings per common share outstanding:
Basic	$0.14	$(0.05)	$0.18	$0.12
Diluted	$0.14	$(0.05)	$0.17	$0.12

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$5,377,236	$3,802,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,477,396	2,943,223
Amortization of deferred financing costs	931,396	394,954
Deferred income taxes	(2,645,451)	2,541,292
Share-based compensation expense	972,500	1,074,093
Net (impairment reversal) impairment of purchased receivables	(1,618,489)	17,082,438
Non-cash revenue	(10,990)	(449,126)
Loss on disposal of equipment and other assets	57,946	110,341
Gain on sale of purchased receivables	(857,542)	(3,240)
Impairment of assets	812,400	1,167,600
Changes in other assets and liabilities:
(Increase) decrease in income taxes receivable, net	(3,490,089)	523,700
Decrease in other assets	37,367	1,749,305
Increase (decrease) in accounts payable and other accrued liabilities	586,919	(3,822,548)

Net cash provided by operating activities	3,630,599	27,114,795

Cash flows from investing activities
Investments in purchased receivables, net of buy backs	(120,871,744)	(78,135,527)
Principal collected on purchased receivables	104,883,111	89,560,284
Proceeds from the sale of purchased receivables	1,375,736	3,394
Purchases of property and equipment	(1,956,267)	(3,350,989)
Payments made for asset acquisition	(793,750)	—
Proceeds from sale of property and equipment	5,255	4,197

Net cash (used in) provided by investing activities	(17,357,659)	8,081,359

Cash flows from financing activities
Borrowings under notes payable	98,300,000	24,800,000
Repayment of notes payable	(83,387,558)	(60,152,486)
Payment of deferred financing costs	(775,808)	—
Purchase of treasury shares	(48,519)	(84,690)
Repayment of capital lease obligations	(55,706)	—

Net cash provided by (used in) financing activities	14,032,409	(35,437,176)

Net increase (decrease) in cash	305,349	(241,022)
Cash at beginning of period	4,935,248	6,042,859

Cash at end of period	$5,240,597	$5,801,837

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$7,844,446	$7,591,706
Net cash paid (received) for income taxes	125,406	(742,067)
Non-cash investing and financing activities:
Increase in fair value of derivative instruments	1,303,522	1,908,096
Decrease in unrealized loss on cash flow hedge	(765,187)	(1,339,616)

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Asset Acceptance Capital Corp. (a Delaware corporation) and its subsidiaries (collectively referred to as the “Company”) are engaged in the purchase and collection of defaulted and charged-off accounts receivable portfolios. These receivables are acquired from consumer credit originators, primarily credit card issuers including private label card issuers, consumer finance companies, telecommunications and other utility providers, resellers and other holders of consumer debt. The Company may periodically sell receivables from these portfolios to unaffiliated parties.

In addition, the Company finances the sales of consumer product retailers by purchasing finance contracts at a discount to face value.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2010 and its results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009, and all adjustments were of a normal recurring nature. The operations of the Company for the three and nine months ended September 30, 2010 and 2009 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Seasonality

Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenues remain relatively level, excluding the impact of impairments, due to the application of the Interest Method of revenue recognition. In addition, the Company’s operating results may be affected by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and loading these receivables into the Company’s systems. Consequently, income and margins may fluctuate from quarter to quarter.

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected. The Company records gross proceeds received by the unaffiliated third parties as cash collections. The Company records the percentage of the gross cash collections paid to the third parties and the reimbursement of certain legal and other costs, as a component of collections expense. The percent of gross cash collections from such third party relationships were 37.7% and 34.5% for the three months ended September 30, 2010 and 2009, respectively, and 34.9% and 32.5% for the nine months ended September 30, 2010 and 2009, respectively.

Accrued Liabilities

The details of accrued liabilities were as follows:

	September 30, 2010	December 31, 2009
Accrued payroll, benefits and bonuses	$6,449,700	$6,858,421
Fair value of derivative instrument	3,369,637	4,673,159
Accrued general and administrative expenses	3,031,513	3,243,887
Deferred rent	2,916,079	3,152,922
Accrued interest expense	378,734	641,556
Deferred revenue	141,943	—
Purchased receivables (1)	—	2,399,832
Other accrued expenses	692,125	324,611

Total accrued liabilities	$16,979,731	$21,294,388

(1)	The rights, title and interest of an acquired portfolio was transferred to the Company as of December 31, 2009 and was funded during January 2010.

Concentration of Risk

For the three and nine months ended September 30, 2010, the Company invested 82.6% and 71.3% (net of buybacks), respectively, in purchased receivables from its top three sellers. For the three and nine months ended September 30, 2009, the Company invested 77.6% and 67.9% (net of buybacks through September 30, 2010), respectively, in purchased receivables from its top three sellers. One seller is included in the top three in both of the three-month and nine-month periods.

Interest Expense

Interest expense includes interest on the Company’s credit facilities, unused facility fees, the ineffective portion of the change in fair value of the Company’s derivative financial instrument (refer to Note 4, “Derivative Financial Instruments and Risk Management”), interest payments made on the derivative financial instrument and amortization of deferred financing costs. During the three and nine months ended September 30, 2010, the Company recorded interest expense of $2,997,391 and $8,514,493, respectively, including amortization of $354,041 and $931,396 of deferred financing costs. During the three and nine months ended September 30, 2009, the Company recorded interest expense of $2,424,753 and $7,538,717, respectively, including amortization of $131,651 and $394,954 of deferred financing costs.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Earnings (Loss) Per Share

Earnings (loss) per share reflect net income (loss) divided by the weighted-average number of shares outstanding. Diluted weighted-average shares outstanding for the three months ended September 30, 2010 included 37,472 dilutive shares related to outstanding stock options, deferred stock units, restricted shares and restricted share units (collectively the “Share-Based Awards”). For the three months ended September 30, 2009, diluted weighted-average shares outstanding equals basic weighted-average shares outstanding as a result of the net loss during the period.

Diluted weighted-average shares outstanding for the nine months ended September 30, 2010 and 2009 included 68,294 and 33,713 dilutive shares, respectively, related to Share-Based Awards. There were 1,095,130 and 792,880 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s stock at September 30, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful life, ranging from five to seven years, using the straight-line method. Goodwill and trademark and trade names with indefinite lives are not amortized, instead, these assets are reviewed annually to assess recoverability or more frequently if impairment indicators are present. Impairment charges are recorded for intangible assets when the estimated fair value is less than the book value. Refer to Note 8, “Fair Value”, for additional information about the fair value of goodwill and other intangible assets and related impairments.

Comprehensive Income (Loss)

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. Currently, the Company’s only component of comprehensive income other than net income is the change in unrealized gain or loss on derivative instruments qualifying as cash flow hedges, which are recorded net of income taxes. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in stockholders’ equity in the accompanying consolidated statements of financial position as “Accumulated other comprehensive loss, net of tax”.

A summary of accumulated other comprehensive loss, net of tax is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Opening balance	$(2,321,921)	$(3,492,941)	$(2,955,451)	$(4,664,862)
Change	131,657	167,695	765,187	1,339,616

Ending balance	$(2,190,264)	$(3,325,246)	$(2,190,264)	$(3,325,246)

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

In January 2010, the FASB issued guidance that requires additional disclosures related to the components of the reconciliation of fair value measurements using unobservable inputs, and to transfers between levels in the hierarchy of fair value measurement. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain provisions related to Level 3 disclosures that are effective for interim and annual reporting periods

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

2. Purchased Receivables and Revenue Recognition

Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and many times have been subject to previous collection efforts. The Company acquires pools of accounts, which are the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (generally more than 90%) from their face values due to a deterioration of credit quality since origination and are initially recorded at the Company’s acquisition cost, which equals fair value at the acquisition date. Financing for the purchases is primarily provided by the Company’s cash generated from operations and from borrowings on the Company’s revolving credit facility.

The Company accounts for its investment in purchased receivables using the Interest Method when the Company has reasonable expectations of the timing and amount of cash flows expected to be collected. The Company purchases pools of homogenous accounts receivable. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics and payer dynamics. Risk characteristics of purchased receivables are generally considered to be similar since purchased receivables are in the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

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

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had an IRR assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of September 30, 2010, the Company had 12 unamortized pools on the cost recovery method with an aggregate carrying value of $453,310 or about 0.1% of the total carrying value of all purchased receivables. As of December 31, 2009, the Company had 50 unamortized pools on the cost recovery method with an aggregate carrying value of $2,271,595 or about 0.7% of the total carrying value of all purchased receivables. During the three months ended September 30, 2010, the Company sold substantially all of its healthcare receivables to a third party. All of these portfolios used the cost recovery method for revenue recognition.

Although not its usual business practice, the Company may periodically sell, on a non-recourse basis, all or a portion of a pool to unaffiliated parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and the carrying value, which is included in “Gain on sale of purchased receivables” in the accompanying consolidated statements of operations. The healthcare receivables sold during

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the three months ended September 30, 2010 had a carrying value of $518,168 and the Company recognized proceeds from the sale of $1,045,050. See Note 10, “Restructuring Charges” for more information. The agreements to sell receivables typically include general representations and warranties.

Changes in purchased receivables portfolios were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Beginning balance	$325,380,271	$327,095,264	$319,772,006	$361,808,502
Investment in purchased receivables, net of buybacks	41,147,638	36,997,273	118,471,912	78,135,527
Cost of purchased receivables sold, net of returns	(518,168)	(154)	(518,194)	(154)
Cash collections	(78,860,926)	(77,832,357)	(252,290,329)	(259,242,871)
Purchased receivable revenues, net	47,323,277	47,490,253	149,036,697	153,049,275

Ending balance	$334,472,092	$333,750,279	$334,472,092	$333,750,279

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of purchased receivables. Changes in accretable yield were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Beginning balance (1)	$476,393,073	$515,672,979	$466,199,721	$534,985,144
Purchased receivable revenues, net	(47,323,277)	(47,490,253)	(149,036,697)	(153,049,275)
Additions due to purchases	45,672,943	74,390,867	131,943,037	160,087,501
Reclassifications (to) from nonaccretable yield	(18,026,345)	(9,279,420)	7,610,333	(8,729,197)

Ending balance (1)	$456,716,394	$533,294,173	$456,716,394	$533,294,173

(1)	Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Refer to Forward-Looking Statements on page 22 and Critical Accounting Policies on page 44 for further information regarding these estimates.

Cash collections include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of cash collections from fully amortized pools were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Fully amortized before the end of their expected life	$1,807,834	$4,857,739	$8,765,086	$18,324,017
Fully amortized after their expected life	7,032,236	7,105,843	21,806,022	22,724,988
Previously accounted for under the cost recovery method	1,735,320	2,907,246	8,758,772	7,907,962

Total cash collections from fully amortized pools	$10,575,390	$14,870,828	$39,329,880	$48,956,967

Changes in purchased receivables portfolios under the cost recovery method were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Beginning balance	$1,118,049	$3,982,552	$2,271,595	$9,804,318
Addition of portfolios	110,919	578,679	239,629	711,059
Buybacks, impairments and resale adjustments	(519,803)	(266,446)	(528,228)	(981,328)
Cash collections until fully amortized	(255,855)	(1,332,481)	(1,529,686)	(6,571,745)

Ending balance	$453,310	$2,962,304	$453,310	$2,962,304

During the three and nine months ended September 30, 2010, the Company recorded net impairment reversals of $653,458 and $1,618,489, respectively, related to its purchased receivables. The Company recorded net impairments of purchased receivables of $6,787,138 and $17,082,438 during the three and nine months ended September 30, 2009, respectively. The net impairment reversals increased revenue and the carrying value of purchased receivable portfolios

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

during 2010 whereas net impairments reduced revenue and the carrying value of the purchased receivable portfolios during 2009.

Changes in the purchased receivables valuation allowance were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Beginning balance	$96,494,500	$80,216,255	$104,416,455	$71,949,326
Impairments	240,042	6,916,938	623,911	17,851,938
Reversal of impairments	(893,500)	(129,800)	(2,242,400)	(769,500)
Deductions (1)	(3,718,842)	(14,417,938)	(10,675,766)	(16,446,309)

Ending balance	$92,122,200	$72,585,455	$92,122,200	$72,585,455

(1)	Deductions represent valuation allowances on purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

3. Notes Payable

The Company’s amended credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, originated on June 5, 2007 (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company has a five-year $100,000,000 revolving credit facility (the “Revolving Credit Facility”) and a six-year $150,000,000 term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 200 to 250 basis points over the bank’s prime rate depending upon the Company’s liquidity, as defined in the Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month contracts based on the London Inter Bank Offer Rate (“LIBOR”) at rates between 300 to 350 basis points over the respective LIBOR, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25,000,000 increase as well as sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of September 30, 2010 were:

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

On May 28, 2010, the Company, JPMorgan Chase Bank, N.A. and other lenders entered into a Third Amendment to Credit Agreement (“Third Amendment”). The Third Amendment adjusted the levels of the Leverage Ratio used to set the applicable margin on outstanding borrowings and the respective interest spreads. The Third Amendment also changed certain financial covenant definitions to allow for adjustments related to charges for the FTC investigation, limited to $7,000,000, and the net impact of the fourth quarter 2009 purchased receivable impairment charges, limited to $20,000,000. The changes did not impact total available borrowing capacity; however, the financial covenant restrictions were loosened, which in turn increased the Company’s ability to borrow under the terms of the agreement. In exchange for amending the Credit Agreement, the Company incurred deferred financing costs of $775,808.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Credit Agreement contains a provision that requires the Company to repay Excess Cash Flow (as defined) to reduce the indebtedness outstanding under its Credit Agreement. The Company made required payments of $8,962,558 and $2,427,486 in March 2010 and 2009, respectively. The Excess Cash Flow payment, if required, is due within 10 days of the issuance of the annual financial statements. The repayment provisions are:

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

The Company had $174,934,956 and $160,022,514 of borrowings outstanding on its Credit Facilities as of September 30, 2010 and December 31, 2009, respectively, of which $133,734,956 and $143,822,514 was outstanding on the Term Loan Facility, respectively, and $41,200,000 and $16,200,000 was outstanding on the Revolving Credit Facility, respectively. The Term Loan Facility requires quarterly repayments totaling $1,500,000 annually until March 2013 with the remaining balance due in June 2013. The Revolving Credit Facility expires in June 2012.

The Company was in compliance with all covenants of the Credit Agreement as of September 30, 2010.

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

Derivative Financial Instruments

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25,000,000. As of September 30, 2010, the notional amount was $50,000,000. This swap agreement expires on September 13, 2012.

The Company’s financial derivative instrument is designated and qualifies as a cash flow hedge. The effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) in the accompanying consolidated financial statements. To the extent that the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in interest expense. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as throughout the hedging period.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in fair value are recorded as an adjustment to AOCI, net of tax. Amounts in AOCI will be reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. In these situations, all or a portion of the transaction would be ineffective. The Company does not expect to reclassify any material amount currently included in AOCI into earnings due to ineffectiveness within the next twelve months.

As of September 30, 2010, the Company did not have any fair value hedges.

The following tables summarize the fair value of derivative instruments:

	September 30, 2010		December 31, 2009
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Accrued liabilities	$3,369,637	Accrued liabilities	$4,673,159

Total derivatives designated as hedging instruments		$3,369,637		$4,673,159

The following tables summarize the impact of derivatives designated as hedging instruments:

Derivative	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009		2010	2009
Interest rate swap	$(340,468)	$(799,219)	Interest expense	$(800,487)	$(1,068,364)	Interest Expense	$948	$59

Total	$(340,468)	$(799,219)	Total	$(800,487)	$(1,068,364)	Total	$948	$59

Derivative	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009		2010	2009
Interest rate swap	$(1,259,606)	$(879,840)	Interest expense	$(2,563,128)	$(2,787,936)	Interest Expense	$2,186	$1,276

Total	$(1,259,606)	$(879,840)	Total	$(2,563,128)	$(2,787,936)	Total	$2,186	$1,276

5. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2010	December 31, 2009
Computer equipment and software	$21,889,436	$19,453,679
Furniture and fixtures	6,163,105	6,096,969
Office equipment	4,090,905	4,087,986
Leasehold improvements	2,255,542	2,456,788
Equipment under capital leases	278,460	278,459

Total property and equipment, at cost	34,677,448	32,373,881
Less accumulated depreciation and amortization	(20,775,086)	(17,852,215)

Net property and equipment	$13,902,362	$14,521,666

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Share-Based Compensation

The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company reserved 3,700,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan of which 2,219,708 shares remain available to be granted as of September 30, 2010. The purpose of the plan is (i) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (ii) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

Based on historical experience, the Company uses an annual forfeiture rate of 15% for associate grants. Grants made to non-associate directors vest immediately and, therefore, have no associated forfeitures.

Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Share-based compensation expense	$274,056	$312,863	$972,500	$1,074,093
Tax benefits	102,831	104,823	379,275	400,637

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

As of September 30, 2010, the Company had options outstanding for 1,014,339 shares of its common stock under the Stock Incentive Plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. The options granted to key associates generally vest between one and five years from the grant date, whereas the options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the vesting period.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The related compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Administrative expenses (1)	$—	$—	$147,297	$166,937
Salaries and benefits (2)	100,953	104,558	298,856	264,633

Total	$100,953	$104,558	$446,153	$431,570

(1)	Administrative expenses include amounts for non-associate directors.
(2)	Salaries and benefits include amounts for associates.

The following table summarizes all stock option transactions from January 1, 2010 through September 30, 2010:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Beginning balance	930,417	$11.54
Granted	136,958	6.77
Forfeited or expired	(53,036)	7.84

Outstanding at September 30, 2010	1,014,339	11.09	5.97	$333,047

Exercisable at September 30, 2010	725,753	$13.18	5.94	$84,141

The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2010 and 2009 was $3.17 and $2.06, respectively.

As of September 30, 2010, there was $709,978 of total unrecognized compensation expense related to nonvested stock options granted under the stock incentive plan, which is comprised of $657,447 for options expected to vest and $52,531 for options not expected to vest. Unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 2.16 years.

Deferred Stock Units

As of September 30, 2010, the Company had granted 53,693 deferred stock units (“DSUs”) of its common stock to non-associate directors under the Company’s Stock Incentive Plan. DSUs represent the Company’s obligation to deliver one share of common stock for each unit at a later date elected by the non-associate director, such as when his or her board service ends. DSUs vest immediately upon grant and are not subject to forfeiture. DSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional DSUs. The value of each DSU is equal to the market price of the Company’s stock at the date of grant.

The fair value of the DSUs granted is expensed immediately to correspond with the vesting schedule. The related expense for the three months ended September 30, 2010 and 2009 includes $24,994 and $21,874 in administrative expenses, respectively. The related expense for the nine months ended September 30, 2010 and 2009 includes $74,983 and $65,632 in administrative expenses, respectively.

The following table summarizes all DSU related transactions from January 1, 2010 through September 30, 2010:

	DSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	39,721	$8.39
Granted	13,972	5.37

Ending balance	53,693	$7.60

There was no unrecognized compensation expense related to nonvested DSUs as of September 30, 2010.

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

The RSUs granted to associates generally vest over two to four years, based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the non-associate director terminates his or her board service. At September 30, 2010, of the RSUs outstanding, 79,097 granted to associates will vest contingent on the attainment of performance conditions.

The fair value of the RSUs is expensed on a straight-line basis over the vesting period based on the number of RSUs that are expected to vest. For RSUs with performance conditions, if those conditions are not expected to be met, the compensation expense previously recognized is reversed. The related compensation expense, net of reversals, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Administrative expenses (1)	$—	$—	$103,221	$114,823
Salaries and benefits (2)	148,110	186,432	348,144	462,068

Total	$148,110	$186,432	$451,365	$576,891

(1)	Administrative expenses include amounts for non-associate directors.
(2)	Salaries and benefits include amounts for associates.

The Company issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions from January 1, 2010 through September 30, 2010:

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	232,951	$8.12
Granted	95,698	6.41
Vested and issued	(28,783)	10.43
Forfeited	(31,924)	7.27

Ending balance	267,942	$7.36

As of September 30, 2010, there was $1,337,601 of total unrecognized compensation expense related to nonvested RSUs, which was comprised of $597,195 for RSUs expected to vest and $740,406 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.28 years.

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

As previously reported, the Federal Trade Commission (“FTC”) commenced an investigation into the Company’s debt collection practices under the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Federal Trade Commission Act. In April 2010, draft pleadings and a proposed consent decree were forwarded to the Company for consideration. The Company, its counsel and the FTC staff continue to have discussions to resolve the matter. The

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

discussions with the FTC are ongoing and, as of September 30, 2010, an estimate of the amount or range of loss could not be made. No accrual has been included in the Company’s consolidated financial statements as of September 30, 2010.

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

Interest Rate Swap

	Total Recorded Fair Value at September 30, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$3,369,637	—	$3,369,637	—

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

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimate of fair value of the Company’s goodwill is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. At the time of the annual goodwill impairment test in the fourth quarter of 2009, market capitalization was substantially higher than book value. A discounted cash flow analysis was also performed as of December 31, 2009 for the purchased receivables operating segment. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The Company based assumptions about future cash flows and growth rates on its budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. At September 30, 2010, the market capitalization was higher than the book value. However, given recent declines in the Company’s stock price, a discounted cash flow analysis was also performed as of September 30, 2010. The fair value of goodwill using a discounted cash flow analysis exceeded the book value as of September 30, 2010 and therefore, goodwill was not considered to be impaired.

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

During the three months ended September 30, 2009, the Company completed its periodic valuation of trademark and trade names and determined that the book value exceeded the fair value as a result of a decline in healthcare collections activity, conducted by its Premium Asset Recovery Corporation (“PARC”) subsidiary, associated with this intangible asset. As a result, the Company recognized an impairment charge for the difference between the fair value and the book value of $1,167,600. During the three months ended September 30, 2010, in connection with the decision to exit healthcare receivables purchase and collections and dissolve the PARC subsidiary, the remaining book value of trademark and trade names of $812,400 was considered impaired and expensed as restructuring charges in the accompanying consolidated statements of operations, see Note 10, “Restructuring Charges” for additional information. As of September 30, 2010, there was no longer a carrying balance of trademark and trade names in the accompanying consolidated statement of financial position.

The following disclosures pertain to the fair value of certain assets and liabilities, which are not measured at fair value in the accompanying consolidated financial statements.

Purchased Receivables

The Company initially records purchased receivables at cost, which is discounted from the contractual receivable balance. The balance of purchased receivables is reduced as cash is received in accordance with the Interest Method. The carrying value of receivables was $334,472,092 and $319,772,006 at September 30, 2010 and December 31, 2009, respectively. The Company computes the fair value of purchased receivables by discounting the estimated future cash flows generated by its forecasting model using an adjusted weighted-average cost of capital. The fair value of purchased receivables approximated the carrying value at both September 30, 2010 and December 31, 2009.

Credit Facilities

The Company’s Credit Facilities had carrying amounts of $174,934,956 and $160,022,514 as of September 30, 2010 and December 31, 2009, respectively. The fair value of the Credit Facilities approximated carrying value at both September 30, 2010 and December 31, 2009, respectively. The Company computed the fair value of its Credit Facilities based on quoted market prices, current market rates for similar debt with approximately the same remaining maturities or discounted cash flow models utilizing current market rates.

9. Acquisition of BSI eSolutions, LLC Assets

On July 21, 2010, the Company completed a purchase of substantially all of the assets of BSI eSolutions, LLC (“BSI”) for $793,750. The Company has been implementing a BSI developed collection platform to replace its legacy debt collection software, and completed this transaction to protect its investment in the software technology. From the date of

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

acquisition, the results of operations related to the acquisition of these assets have been included in the Company’s accompanying consolidated financial statements.

The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

Assets acquired:
Accounts receivable, net	$191,510
Accounts receivable—Asset Acceptance, LLC (1)	74,000
Software	751,891
Property and equipment	20,000

Liabilities assumed:
Accrued liabilities	(28,787)
Deferred revenue	(214,864)

Net assets acquired	$793,750

(1)	Accounts receivable—Asset Acceptance, LLC includes services billed prior to the date of acquisition.

This asset purchase did not have a material impact to the Company’s revenue or earnings during the three months ended September 30, 2010.

10. Restructuring Charges

As part of the Company’s strategy to shed underperforming assets and to become more efficient, on July 29, 2010, the Company announced its commitment to no longer purchase and collect healthcare accounts receivable. Subsequently, the Company sold substantially all of these accounts to a third party and closed its Deerfield Beach, Florida office.

The Company announced anticipated restructuring charges of $1,300,000 related to these actions. During the three months ended September 30, 2010, the Company recorded restructuring charges of $1,255,759. These charges include employee termination benefits, contract termination costs, write-off of furniture and equipment that will no longer be used, impairment of intangible assets and other exit costs. Proceeds from the sale of healthcare receivables were $1,045,050, and the Company recognized a gain on the sale of $526,883. The gain on the sale of healthcare receivables is included in “Gain on sale of purchased receivables” in the accompanying consolidated statements of operations.

The components of restructuring charges were as follows:

Three Months Ended September 30, 2010
Impairment of intangible assets	$812,400
Operating lease charge	186,990
Employee termination benefits	186,057
Write-off of furniture and equipment	53,424
Other exit costs	16,888

Total restructuring charges	$1,255,759

The Company has recorded a restructuring liability as of September 30, 2010 of $180,064. Detailed information relating to the liability balance was as follows:

	Employee Termination Benefits	Operating Lease Charge	Other Exit Costs	Total
Restructuring liability as of July 1, 2010	$—	$—	$—	$—
Costs incurred and charged to expense	186,057	186,990	16,888	389,935
Payments	(141,886)	(56,097)	(11,888)	(209,871)

Restructuring liability as of September 30, 2010	$44,171	$130,893	$5,000	$180,064

These actions are expected to be substantially complete by December 31, 2010.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Income Taxes

The Company recorded income tax benefits of $6,751,024 and $6,010,134 for the three and nine months ended September 30, 2010, respectively. In connection with the decision to no longer purchase or collect healthcare receivables and the closing of the Deerfield Beach, Florida office, the Company is dissolving its wholly owned PARC subsidiary. This action is expected to be complete by December 31, 2010.

The PARC restructuring actions resulted in a net income tax benefit during the three months ended September 30, 2010 of approximately $5,497,000. The benefit is the result of a worthless stock deduction for the investment in PARC, expected to provide a $5,537,000 benefit and the tax recognition of a write-off of intercompany advances to PARC, expected to provide a $2,703,000 benefit, partially offset by a valuation allowance related to PARC deferred tax assets of $2,743,000 that will no longer be recognizable in future periods. As a result of these items, the effective tax rates for the three and nine months ended September 30, 2010, vary significantly from the statutory U.S. federal income tax rate of 35.0%.

The Company’s effective tax rate on the net loss before income taxes was 269.5% and 949.6% for the three and nine months ended September 30, 2010, respectively. In comparison, the Company recorded an income tax benefit of $1,198,347 with an effective tax rate of 42.2% for the three months ended September 30, 2009, and income tax expense of $2,262,567 with an effective tax rate of 37.3%, for the nine months ended September 30, 2009.

As of September 30, 2010, the Company had a gross unrecognized tax benefit of $1,029,607 that, if recognized, would result in a net tax benefit of approximately $700,000, which would have a positive impact on net income and the effective tax rate. During the three and nine months ended September 30, 2010, there were no material changes to the unrecognized tax benefit. Since January 1, 2009, the Company has accrued interest related to the unrecognized tax benefits of approximately $175,000, which has been classified as income tax expense in the accompanying consolidated statements of operations.

The federal income tax returns of the Company for the years 2006-2009 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The state income tax returns of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years.

12. Subsequent Event

On October 4, 2010, the Company announced its plan to close its Chicago, Illinois collections office. The Company will incur approximately $1,100,000 in restructuring charges in conjunction with this action. Those charges include employee termination benefits of approximately $500,000, contract termination costs of approximately $400,000 for the remaining lease payments, write-off of furniture and equipment of approximately $100,000 and other exit costs of approximately $100,000. The termination benefits, contract termination costs and other exit costs will require the outlay of cash of approximately $1,000,000, while the write-off of furniture and equipment of $100,000 represents non-cash charges. The actions to close the office are expected to be substantially complete by December 31, 2010. These estimated restructuring charges were not recorded in the accompanying consolidated financial statements as of September 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We have been purchasing and collecting charged-off accounts receivable portfolios (“paper”) from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, telecommunications and utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount to face value. Since January 1, 2000, we purchased 1,193 consumer debt portfolios, with an original charged-off face value of $43.9 billion for an aggregate purchase price of $1.1 billion, or 2.54% of face value, net of buybacks. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits.

Macro-economic factors have impacted our results of operations both positively and negatively over the course of 2009 and 2010. Factors such as reduced availability of credit for consumers, a depressed housing market, elevated unemployment rates and other factors have a negative impact on us by making it more difficult to collect from consumers on the paper we have acquired. Conversely, as a result of these negative macro-economic factors, the supply of available paper increased while prices we paid remained at lower levels than in recent years. Lately, we have observed indicators that some of these trends for certain paper may be starting to reverse. For example, we are observing increased competition for available paper and, depending on credit originator, the supply may be decreasing thus resulting in higher pricing.

Collections during the third quarter increased when compared to the same period of 2009, the first quarterly growth over the same period of the prior year since third quarter 2008. However, year to date collections declined when compared to the same period in 2009 as a result of the difficult collections environment and macro economic factors discussed above. First half collections were also negatively impacted by reduced purchasing in 2009 when compared to 2008 because collections on portfolios are usually the strongest six to 18 months after purchase.

Our levels of purchasing have been significantly higher in 2010 as compared to the same period in 2009, which contributed to the third quarter increase in collections. We amended our Credit Agreement in the second quarter of 2010, which significantly increased our ability to borrow on our Revolving Credit Facility. That increased capacity provides us the opportunity to increase purchases of paper as compared to 2009.

We recorded significant impairments to the carrying values of purchased receivables in the third and fourth quarters of 2009 because we determined that the IRRs assigned to certain portfolios were too high in relation to the timing or amount of estimated remaining collections. During 2010, we exceeded our revised collection forecasts for certain portfolios. That over performance against expectations allowed us to recognize yield increases on select portfolios and reverse certain previously recorded impairments. If collections continue to exceed our expectations, we may increase IRRs or reverse previous impairments on certain portfolios. However, if collections do not continue to meet expectations, we may be required to record additional impairments.

Purchased receivable revenues for the third quarter were lower than the same period of 2009 even though collections were higher. This decrease in revenue is primarily related to an overall decrease in zero basis collections (collections on fully amortized portfolios) which are accounted for as revenue in the period collected. These fully amortized portfolios are generally at least five years old, and become more difficult to collect as they continue to age.

In July, we completed the purchase of substantially all of the assets of BSI eSolutions, LLC, a software vendor, including its debt collection software, which we are implementing to replace our legacy debt collection software platform. We made the acquisition to protect our investment in the software we acquired and to enhance our ability to successfully complete implementation.

As part of our strategy to shed underperforming assets and to become more efficient, in July, we announced our commitment to exit the healthcare accounts receivable purchase and collection activities conducted by our Premium Asset Recovery Corporation (“PARC”) subsidiary. In connection with that action, we sold substantially all of our healthcare receivables to a third party for $1.0 million and recognized a gain on the sale of $0.5 million.

Because of the sale, we will forego future collections on these accounts. The historical impact of these collections was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2010	2009	2010	2009
Collections from non-healthcare receivables	$78,799.5	$76,256.3	$248,918.7	$254,480.9
Collections from healthcare receivables	61.4	1,576.1	3,371.6	4,762.0

Total collections	$78,860.9	$77,823.4	$252,290.3	$259,242.9

As of September 30, 2010, we have closed our Deerfield Beach, Florida office housing PARC and have incurred $1.3 million in restructuring charges. We are also dissolving the PARC subsidiary, which resulted in a one-time tax benefit of approximately $5.5 million. The restructuring charges and tax benefits were recognized in the third quarter. We expect the closing of the Deerfield Beach office to reduce operating expenses, beginning in the fourth quarter of 2010, by approximately $2.5 million per year.

In October, we announced our plan to close our Chicago, Illinois collections office in 2010. We expect to incur approximately $1.1 million in restructuring charges related to this action. Restructuring charges include employee termination benefits of approximately $0.5 million, contract termination costs of approximately $0.4 million for the remaining lease payments, write-off of furniture and equipment of approximately $0.1 million and other exit costs of approximately $0.1 million. The termination benefits, contract termination costs and other exit costs will require the outlay of cash of approximately $1.0 million, while the write-off of furniture and equipment of $0.1 million represents non-cash charges. The charges for these actions will be recognized in the fourth quarter of 2010.

We expect the closing of the Chicago office to reduce operating expenses by approximately $2.0 million per year. We do not expect it to have a significant impact on future cash collections as we intend to leverage additional internal resources and our agency relationships.

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

•	failure to comply with government regulation, including our ability to successfully conclude the on-going FTC matter;

•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	a decrease in collections as a result of negative attention or news regarding the debt collection industry and debtors’ willingness to pay the debt we acquire;

•	the costs, uncertainties and other effects of legal and administrative proceedings; impacting our ability to collect on judgments in our favor;

•	ongoing risks of litigation in our litigious industry, including individual and class actions under consumer credit, collections and other laws;

•	our ability to substantiate our application of tax rules against examinations and challenges made by tax authorities;

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

•	our ability to successfully hire, train, integrate into our collections operations and retain in-house account representatives;

•	our ability to diversify beyond collecting on our purchased receivables portfolios into ancillary lines of business;

•	our ability to acquire and to collect on charged-off receivable portfolios in industries in which we have little or no experience;

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

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues
Purchased receivable revenues, net	97.6%	99.6%	98.7%	99.5%	60.0%	61.0%	59.1%	59.0%
Gain on sale of purchased receivables	1.1	0.0	0.6	0.0	0.7	0.0	0.3	0.0
Other revenues, net	1.3	0.4	0.7	0.5	0.8	0.3	0.4	0.3

Total revenues	100.0	100.0	100.0	100.0	61.5	61.3	59.8	59.3

Expenses
Salaries and benefits	38.1	40.1	37.5	37.3	23.4	24.6	22.4	22.1
Collections expense	48.0	47.7	46.8	43.3	29.5	29.2	28.0	25.7
Occupancy	3.5	3.8	3.4	3.5	2.2	2.3	2.0	2.1
Administrative	4.4	4.4	4.0	4.3	2.7	2.7	2.4	2.6
Restructuring charges	2.6	0.0	0.8	0.0	1.6	0.0	0.5	0.0
Depreciation and amortization	2.4	2.3	2.3	1.9	1.5	1.4	1.4	1.1
Impairment of assets	0.0	2.4	0.0	0.8	0.0	1.5	0.0	0.5
Loss on disposal of equipment and other assets	0.0	0.2	0.0	0.1	0.0	0.1	0.0	0.0

Total operating expenses	99.0	100.9	94.8	91.2	60.9	61.8	56.7	54.1

Income (loss) from operations	1.0	(0.9)	5.2	8.8	0.6	(0.5)	3.1	5.2
Other income (expense)
Interest expense	(6.2)	(5.1)	(5.6)	(4.9)	(3.8)	(3.1)	(3.4)	(2.9)
Interest income	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Other	0.0	(0.0)	0.0	0.0	0.0	(0.0)	0.0	0.0

(Loss) income before income taxes	(5.2)	(6.0)	(0.4)	3.9	(3.2)	(3.6)	(0.3)	2.3
Income tax (benefit) expense	(14.0)	(2.6)	(4.0)	1.4	(8.6)	(1.5)	(2.4)	0.8

Net income (loss)	8.8%	(3.4)%	3.6%	2.5%	5.4%	(2.1)%	2.1%	1.5%

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues are the difference between cash collections and amortization of purchased receivables. During the third quarter of 2010, we recognized a gain on the sale of our healthcare receivables of $0.5 million. We also recognized other revenue for service fees on collections we processed subsequent to the sale of $0.3 million. We do not expect to recognize similar amounts in future periods.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Three Months Ended September 30,				Percentage of Cash Collections Three Months Ended September 30,
($ in millions)	2010	2009	Change	Percentage Change	2010	2009
Cash collections	$78.9	$77.8	$1.1	1.3%	100.0%	100.0%
Purchased receivable amortization	31.6	30.3	1.3	3.9	40.0	39.0

Purchased receivable revenues, net	$47.3	$47.5	$(0.2)	(0.4)%	60.0%	61.0%

The increase in cash collections is primarily a result of operational strategies and increased levels of purchasing during 2010 compared to 2009. During the first nine months of 2010, we invested 52.7% more in purchased receivables than we did in the same period of 2009. Generally, collections are strongest on portfolios six months to 18 months after purchase; therefore, the increase in purchasing during 2010 is having a positive impact on collections in the third quarter of 2010 and is beginning to offset the impact of reduced purchasing during 2009. This increase was partially offset by macro-economic factors that continue to affect consumers’ liquidity and their ability to repay their obligations. Macro-economic factors reducing consumers’ ability to pay include the unemployment rate, which was 9.6% in September 2010 and 9.8% in September 2009, a depressed housing market and a continued tight credit environment for consumers, among other factors. Cash collections included collections from fully amortized portfolios of $10.6 million and $14.9 million for the third quarter of 2010 and 2009, respectively, of which 100% were reported as revenue. These fully amortized portfolios are generally at least five years old, and become more difficult to collect as they continue to age.

Purchased receivable revenues fluctuate based on changes in the carrying balance of purchased receivables, the IRR associated with each portfolio and the amount of net impairments recognized. Impairments are generated when current yields assigned to portfolios are too high in relation to the timing and/or amount of current or future collections. When cash collections decline a larger portion of collections is allocated to revenue and less is allocated to amortization of portfolio balances. Portfolio balances that amortize too slowly in relation to current or expected collections lead to impairments, which increase the amount of amortization and offset revenue. Conversely, when the timing or amount of collections exceed expectations amortization will increase. If portfolio balances amortize too quickly and we expect collections to continue to exceed expectations, we may reverse previously recognized impairments, or if there are no impairments to reverse, we may increase the assigned yields.

The amortization rate of 40.0% for the third quarter of 2010 was 100 basis points higher than the amortization rate of 39.0% for the same period of 2009. The increase in the amortization rate was primarily due to lower zero basis collections, which are collections on fully amortized portfolios, partially offset by the impact of yield increases on certain portfolios within the 2007 to 2009 vintage years, and $0.7 million of net impairment reversals, including certain portfolios within the 2004 and 2005 vintage years. The yield increases and impairment reversals were a result of cash collections in excess of expectations on certain portfolios during 2010. In contrast, the amortization rate in the third quarter of 2009 was negatively impacted by net impairments of $6.8 million, which was a result of significant declines in expectations for future collections on certain portfolios. The higher amortization rate in the third quarter of 2010 had the effect of decreasing purchased receivable revenues even though collections were higher during the quarter as compared to 2009. Refer to “Supplemental Performance Data” on Page 32 for a summary of purchased receivable revenues and amortization rates by year of purchase and an analysis of the components of collections and amortization.

Revenues on portfolios purchased from our top three sellers were $20.0 million and $14.5 million during the three months ended September 30, 2010 and 2009, respectively. The top three sellers were the same in both three-month periods.

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

	Three Months Ended September 30,
($ in millions, net of buybacks)	2010	2009	Change	Percentage Change
Acquisitions of purchased receivables, at cost	$41.3	$36.9	$4.4	11.9%
Acquisitions of purchased receivables, at face value	$1,177.0	$1,585.6	$(408.6)	(25.8)%
Percentage of face value	3.51%	2.33%

Our investment in purchased receivables increased in the third quarter of 2010, which is consistent with our strategy to increase purchasing levels compared to the prior year. We purchased 39.6% of paper in the fresh and primary stages of delinquency in 2010 compared to 9.7% during 2009. Fresh and primary paper generally have a higher purchase price than paper in the other stages of delinquency. As a result of fluctuations in the mix of purchases of receivables, the costs of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value for a contractual period of time. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired.

Forward flow purchases consisted of the following:

	Three Months Ended September 30,
($ in millions, net of buybacks)	2010	2009	Change	Percentage Change
Forward flow purchases, at cost	$17.1	$14.0	$3.1	22.7%
Forward flow purchases, at face value	$320.1	$522.8	$(202.7)	(38.8)%
Percentage of face value	5.35%	2.67%
Percentage of forward flow purchases, at cost of total purchasing	41.4%	37.8%
Percentage of forward flow purchases, at face value of total purchasing	27.2%	33.0%

Investments in forward flow contracts were relatively consistent in the third quarter of 2010 compared to the same period of 2009 as a result of the timing, number of portfolios purchased and average size of each purchase made under these agreements. However, we did see an increase in the average cost of these purchases, primarily as a result of increased purchases of newer charged-off receivables. Fresh and primary paper represented 90.2% of our forward flow purchases in 2010 and 0.2% in 2009. Purchases from forward flows in 2010 included 27 portfolios from nine forward flow contracts. Purchases from forward flows in 2009 included 17 portfolios from five forward flow contracts.

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

The following table summarizes the significant components of our operating expenses:

	Three Months Ended September 30,				Percentage of Cash Collections Three Months Ended September 30,
($ in millions)	2010	2009	Change	Percentage Change	2010	2009
Salaries and benefits	$18.5	$19.1	$(0.6)	(3.4)%	23.4%	24.6%
Collections expense	23.3	22.8	0.5	2.3	29.5	29.2
Administrative	2.1	2.1	—	1.4	2.7	2.7
Restructuring charges	1.3	—	1.3	N/A	1.6	—
Impairment of assets	—	1.2	(1.2)	(100.0)	—	1.5
Other	2.8	2.9	(0.1)	(3.4)	3.7	3.8

Total operating expenses	$48.0	$48.1	$(0.1)	(0.2)%	60.9%	61.8%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Three Months Ended September 30,				Percentage of Cash Collections Three Months Ended September 30,
($ in millions)	2010	2009	Change	Percentage Change	2010	2009
Compensation—revenue generating	$11.2	$11.8	$(0.6)	(5.4)%	14.2%	15.2%
Compensation—administrative	4.1	3.8	0.3	9.8	5.2	4.9
Benefits and other	3.2	3.5	(0.3)	(10.7)	4.0	4.5

Total salaries and benefits	$18.5	$19.1	$(0.6)	(3.4)%	23.4%	24.6%

The decrease in compensation for revenue generating departments, including our call center and legal collections, was a result of lower average headcount for in-house account representatives offset in part by higher incentive compensation. The increase in administrative compensation was a result of increased variable compensation compared to the prior year. Benefits were favorable to the prior year in part due to the suspension of the Company matching component of our 401(k) plan and favorable medical expenses, offset by higher payroll tax rates.

Collections Expense. The following table summarizes the significant components of collections expense and the changes in each:

	Three Months Ended September 30,				Percentage of Cash Collections Three Months Ended September 30,
($ in millions)	2010	2009	Change	Percentage Change	2010	2009
Forwarding fees	$10.6	$9.1	$1.5	16.6%	13.5%	11.7%
Court and process server costs	6.6	6.8	(0.2)	(3.0)	8.3	8.7
Lettering campaign and telecommunications costs	3.6	4.1	(0.5)	(11.1)	4.6	5.2
Data provider costs	1.3	1.5	(0.2)	(12.6)	1.6	1.9
Other	1.2	1.3	(0.1)	(11.4)	1.5	1.7

Total collections expense	$23.3	$22.8	$0.5	2.3%	29.5%	29.2%

Forwarding fees include fees paid to third parties to collect on our behalf, including our agency firm in India. These fees increased in 2010 compared to 2009 because of higher cash collections generated by third parties during the quarter. Collections from such third party relationships were $29.7 million and $26.9 million, or 37.7% and 34.5% of cash collections, for 2010 and 2009, respectively. This increase was driven primarily by continued increases in non-legal work allocated to our agency firm in India and to domestic collection agencies, offset in part by a decrease in activity in our legal forwarding channel. Rates paid to forwarding agencies vary based on the age and type of paper that we outsource. Rates also vary based on the mix of work performed by our agency firm in India, which is generally at a lower percentage than on collections we outsource domestically.

During the third quarter of 2010, our variable collection activities, such as telecommunications, lettering campaigns, and use of data provider services, decreased as a percent of cash collections. This decrease is a result of shifts in operational strategies for these types of activities, the timing of receivable purchases and the shift of collection activities to the third parties.

Restructuring and Impairment of Assets. Restructuring charges were $1.3 million for the third quarter of 2010 as a result of exiting healthcare receivable purchase and collection activities and closing our Deerfield Beach, Florida office. The charges include employee termination benefits of $0.2 million, contract termination costs of $0.2 million for the remaining lease payments on the Deerfield Beach office, write-off of intangible assets of $0.8 million and other exit costs, including the write-off of furniture and equipment, of $0.1 million.

We recognized an impairment charge of $1.2 million in the third quarter of 2009 related to PARC’s trademark and trade names. After the additional impairment in 2010, there was no longer a carrying value of trademark and trade names in our consolidated statements of financial position.

Income Taxes. We recognized income tax benefits of $6.8 million and $1.2 million for the third quarter of 2010 and 2009, respectively. The 2010 benefit reflects a federal tax rate of 209.8% and a state tax rate of 59.7% (net of federal tax effect). For 2009, the federal tax rate was 39.2% and state tax rate was 3.0% (net of federal tax effect). The increase in the state rate was due to changes in apportionment percentages, the tax rates among the various states and the impact of the restructuring actions.

The significant variance in the federal rate is a result of net tax benefits of $5.5 million associated with our decision to dissolve PARC. This net benefit is the result of a worthless stock deduction for our investment in PARC, expected to provide a $5.5 million benefit and the tax recognition of a write-off of intercompany advances to PARC, expected to provide a $2.7 million benefit, partially offset by a valuation allowance related to PARC deferred tax assets of $2.7 million that will no longer be recognizable in future periods.

Items Impacting Comparability

The table below shows the income statement impact of the PARC actions, including the gain on sale of receivables, restructuring charges, income tax benefit and related 2009 impairment of intangible assets. The income tax benefit includes the tax recognition of the write-off of intercompany advances to PARC and an anticipated worthless stock deduction for the investment in PARC. In addition, the Company recorded income tax expense for a valuation allowance for the balance of the PARC deferred tax assets that will no longer be used in future periods. The gain on sale of receivables, restructuring charges and impairment of intangible assets are not considered non-recurring, infrequent or unusual items. However, we believe this information is useful to identify the impact of intangible asset impairment charges recorded in 2010 and 2009, and to identify the net loss for the three months ending September 30, 2010 excluding the impact of the gain on sale and net income tax benefit recorded in the quarter.

The income statement impact of the PARC actions is as follows:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
($ in millions, except earnings per share)	Statement of Operations	PARC Impact	Adjusted Statement of Operations	Statement of Operations	PARC Impact	Adjusted Statement of Operations
Total revenue (1)	$48.5	$0.5	$48.0	$47.7	$—	$47.7
Operating expenses (2)	48.0	1.2	46.8	48.1	1.2	46.9

Income (loss) from operations	0.5	(0.7)	1.2	(0.4)	(1.2)	0.8
Other expense	(3.0)	—	(3.0)	(2.4)	—	(2.4)

Loss before income taxes	(2.5)	(0.7)	(1.8)	(2.8)	(1.2)	(1.6)
Income tax benefit	(6.7)	(5.5)	(1.2)	(1.2)	—	(1.2)

Net income (loss)	$4.2	$4.8	$(0.6)	$(1.6)	$(1.2)	$(0.4)

Earnings per share	$0.14	$0.16	$(0.02)	$(0.05)	$(0.04)	$(0.01)

(1)	Impact includes an adjustment in 2010 for the gain on sale of healthcare receivables.
(2)	Impact includes an adjustment in 2010 for restructuring charges and in 2009 for impairment of trademark and trade names.

Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues are the difference between cash collections and amortization of purchased receivables. During the third quarter of 2010, we recognized a gain on the sale of our healthcare receivables of $0.5 million. We also recognized other revenue for service fees on collections we processed subsequent to the sale of $0.3 million. We do not expect to recognize similar amounts in future periods.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Nine Months Ended September 30,				Percentage of Cash Collections Nine Months Ended September 30,
($ in millions)	2010	2009	Change	Percentage Change	2010	2009
Cash collections	$252.3	$259.2	$(6.9)	(2.7)%	100.0%	100.0%
Purchased receivable amortization	103.3	106.2	(2.9)	(2.8)	40.9	41.0

Purchased receivable revenues, net	$149.0	$153.0	$(4.0)	(2.6)	59.1%	59.0%

The decrease in cash collections is primarily a result of macro-economic factors that continue to affect consumers’ liquidity and their ability to repay their obligations, and lower levels of purchasing in 2009. Macro-economic factors reducing consumers’ ability to pay include the average unemployment rate over the nine-month period, which increased from 9.0% in September 2009 to 9.7% in September 2010, a depressed housing market and a continued tight credit environment for consumers, among other factors. During 2009, we invested 35.8% less in purchased receivables than we did in 2008. Generally, collections are strongest on portfolios six months to 18 months after purchase, therefore, the reduction in purchasing has had a negative impact on collections for the nine-month period of 2010 when compared to the prior year. Cash collections include collections from fully amortized portfolios of $39.3 million and $49.0 million for 2010 and 2009, respectively, of which 100% were reported as revenue. These fully amortized portfolios are generally at least five years old, and become more difficult to collect as they continue to age.

The amortization rate of 40.9% for the nine months ended September 30, 2010 was 10 basis points lower than the amortization rate of 41.0% for the same period of 2009. The improvement in the amortization rate was primarily due to the impact of yield increases on certain portfolios within the 2007 to 2009 vintage years, and $1.6 million of net impairment reversals, including certain pools within the 2004 to 2006 vintage years. The yield increases and impairment reversals were a result of cash collections in excess of expectations on certain portfolios during 2010. In contrast, the amortization rate in 2009 was negatively impacted by net impairments of $17.1 million that was a result of significant declines in expectations for future collections on certain portfolios. Even though amortization as a percent of collections was slightly favorable to the prior year, revenues were lower as a result of a decrease in collections on fully amortized portfolios and a lower average carrying value of purchased receivables, primary due to the impairments recognized in the fourth quarter of 2009, and lower average IRRs on recent purchases. Refer to “Supplemental Performance Data” on Page 32 for a summary of purchased receivable revenues and amortization rates by year of purchase and an analysis of the components of collections and amortization.

Revenues on portfolios purchased from our top three sellers were $57.6 million and $43.9 million during the nine months ended September 30, 2010 and 2009, respectively. The top three sellers were the same in both nine-month periods.

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

	Nine Months Ended September 30,
($ in millions, net of buybacks)	2010	2009	Change	Percentage Change
Acquisitions of purchased receivables, at cost	$119.6	$78.3	$41.3	52.7%
Acquisitions of purchased receivables, at face value	$3,499.6	$3,038.8	$460.8	15.2%
Percentage of face value	3.42%	2.58%

Our investment in purchased receivables increased in 2010 compared to the prior year, which is consistent with our strategy to increase purchasing levels over those in 2009. We purchased 35.9% of paper in the fresh and primary stages of delinquency in 2010 compared to 13.3% during 2009. Fresh and primary paper generally have a higher purchase price than paper in the other stages of delinquency. As a result of fluctuations in the mix of purchases of receivables, the costs of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value for a contractual period of time. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired.

Forward flow purchases consisted of the following:

	Nine Months Ended September 30,
($ in millions, net of buybacks)	2010	2009	Change	Percentage Change
Forward flow purchases, at cost	$47.6	$43.4	$4.2	9.7%
Forward flow purchases, at face value	$1,070.4	$1,419.6	$(349.2)	(24.6)%
Percentage of face value	4.45%	3.06%
Percentage of forward flow purchases, at cost of total purchasing	39.8%	55.4%
Percentage of forward flow purchases, at face value of total purchasing	30.6%	46.7%

Investments in forward flow contracts were higher in 2010 than in the same period in 2009, but represented a smaller percentage of total purchases because of the significant increase other types of purchasing. Through the first nine months of 2009, investments in forward flows made up a majority of our purchasing, which was consistent with our intent to lower total purchasing levels but maintain our fixed agreements with certain sellers. The increase in the average cost of these purchases was primarily a result of increased purchases of newer charged-off receivables. Fresh and primary paper represented 75.4% of our forward flow purchases in 2010 compared to 11.1% in 2009. Purchases from forward flows in 2010 included 70 portfolios from 11 forward flow contracts. Purchases from forward flows in 2009 included 59 portfolios from nine forward flow contracts.

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

The following table summarizes the significant components of our operating expenses:

	Nine Months Ended September 30,				Percentage of Cash Collections Nine Months Ended September 30,
($ in millions)	2010	2009	Change	Percentage Change	2010	2009
Salaries and benefits	$56.6	$57.3	$(0.7)	(1.2)%	22.4%	22.1%
Collections expense	70.5	66.5	4.0	6.0	28.0	25.7
Administrative	6.1	6.6	(0.5)	(8.8)	2.4	2.6
Restructuring charges	1.3	—	1.3	N/A	0.5	—
Impairment of assets	—	1.2	(1.2)	(100.0)	—	0.5
Other	8.6	8.6	—	1.7	3.4	3.2

Total operating expenses	$143.1	$140.2	$2.9	2.1%	56.7%	54.1%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Nine Months Ended September 30,				Percentage of Cash Collections Nine Months Ended September 30,
($ in millions)	2010	2009	Change	Percentage Change	2010	2009
Compensation—revenue generating	$34.5	$34.5	$—	0.2%	13.6%	13.3%
Compensation—administrative	12.0	11.4	0.6	5.6	4.8	4.4
Benefits and other	10.1	11.4	(1.3)	(11.0)	4.0	4.4

Total salaries and benefits	$56.6	$57.3	$(0.7)	(1.2)%	22.4%	22.1%

Compensation for revenue generating departments was consistent between periods, which reflects a decrease due to lower average headcount for in-house account representatives offset by increased incentive compensation. The increase in administrative compensation was a result of increased variable compensation compared to the prior year. Benefits were favorable to the prior year in part due to the suspension of the Company matching component of our 401(k) plan and favorable medical expenses, offset in part by higher payroll tax rates.

Collections Expense. The following table summarizes the significant components of collections expense and the changes in each:

	Nine Months Ended September 30,				Percentage of Cash Collections Nine Months Ended September 30,
($ in millions)	2010	2009	Change	Percentage Change	2010	2009
Forwarding fees	$30.7	$28.9	$1.8	6.5%	12.2%	11.1%
Court and process server costs	19.4	18.1	1.3	6.9	7.7	7.0
Lettering campaign and telecommunications costs	12.0	11.8	0.2	1.2	4.8	4.6
Data provider costs	4.5	4.0	0.5	15.2	1.8	1.5
Other	3.9	3.7	0.2	4.5	1.5	1.5

Total collections expense	$70.5	$66.5	$4.0	6.0%	28.0%	25.7%

Forwarding fees include fees paid to third parties to collect on our behalf including our agency firm in India. These fees increased in 2010 compared to 2009 because of higher cash collections generated by third parties. Collections from such third party relationships were $87.9 million and $84.4 million, or 34.9% and 32.5% of cash collections, for 2010 and 2009, respectively, primarily driven by continued increases in non-legal work allocated to our agency firm in India. Rates paid to forwarding agencies vary based on the age and type of paper that we outsource. Rates also vary based on the mix of work performed by our agency firm in India, which is generally at a lower percentage than on collections we outsource domestically.

During 2010, our variable collection activities, such as telecommunications, lettering campaigns, and use of data provider services, increased as a result of higher purchasing activities during 2010 and the fourth quarter of 2009 compared to similar periods of prior years. Generally, these costs are higher in the first six months after purchase of a portfolio as we ramp up collection activities. Court and process server costs increased in 2010 over 2009 in part due to the increases in recent purchasing noted above. In addition, we have shifted certain legal forwarding activity from a third party that incurs court costs for outsourced accounts on our behalf to third parties for which we expense court costs as incurred.

Restructuring and Impairment of Assets. Restructuring charges were $1.3 million for 2010 as a result of exiting healthcare receivable purchase and collection activities and closing our Deerfield Beach, Florida office. The charges include employee termination benefits of $0.2 million, contract termination costs of $0.2 million for the remaining lease payments on the Deerfield Beach office, write-off of intangible assets of $0.8 million and other exit costs, including the write-off of furniture and equipment, of $0.1 million.

We recognized an impairment charge of $1.2 million in the third quarter of 2009 related to PARC’s trademark and trade names. After the charge in 2010, there was no longer a carrying value of and trade names in our consolidated statements of financial position.

Income Taxes. We recognized income tax benefits of $6.0 million and tax expense of $2.3 million for the nine months ended September 30, 2010 and 2009, respectively. The 2010 tax benefit reflects a federal tax rate of 846.8% and a state tax rate of 102.8% (net of federal tax effect). For 2009, the federal tax rate was 33.2% and state tax rate was 4.1% (net of federal tax effect). The increase in the state rate was due to changes in apportionment percentages, the tax rates among the various states and the impact of the restructuring actions.

The significant variance in the federal rate is a result of net tax benefits of $5.5 million associated with our decision to dissolve PARC. This net benefit is the result of a worthless stock deduction for our investment in PARC, expected to provide a $5.5 million benefit and the tax recognition of a write-off of intercompany advances to PARC, expected to provide a $2.7 million benefit, partially offset by a valuation allowance related to PARC deferred tax assets of $2.7 million that will no longer be recognizable in future periods.

Supplemental Performance Data

The following tables and analysis show select data related to our purchased portfolios including purchase price, account volume and mix, historical collections, cumulative and estimated remaining collections, productivity and certain other data that we believe is important to understanding our business. Total estimated collections as a percentage of purchase price provides a view of how acquired portfolios, generally disclosed by vintage year, have performed as compared to initial purchase price. This percentage reflects how well we expect our paper to perform, regardless of the underlying mix. Also included is a summary of our purchased receivable revenues by year of purchase, which provides additional vintage detail of collections, net impairments or reversals and zero basis collections.

The primary factor in determining purchased receivable revenue is the internal rate of return (“yield”) assigned to the carrying value of portfolios. When carrying balances go down or assigned yields are lower than historical levels, revenue will generally be lower. When carrying balances increase or assigned yields go up, revenue will generally be higher. Purchased receivable revenue also depends on the amount of impairments or impairment reversals recognized. When collections fall short of expectations or future expectations decline, impairments may be recognized in order to write-down a portfolio’s balance to reflect lower estimated total collections. When collections exceed expectations or the future forecast improves we may reverse previously recognized impairments or increase assigned yields when there are no previous impairments to reverse. Zero basis collections are collections on portfolios that no longer have a carrying balance and therefore do not generate revenue by applying an assigned yield. These collections are recognized as purchased receivables revenues in the period collected.

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase as of September 30, 2010:

Year of Purchase	Number of Portfolios	Purchase Price (1)	Cash Collections	Estimated Remaining Collections (2)(3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	($ in thousands)
2003	76	$87,147	$437,714	$738	$438,452	503%
2004	106	86,537	267,023	8,217	275,240	318
2005	104	100,747	205,108	9,737	214,845	213
2006 (4)	154	142,233	296,753	42,750	339,503	239
2007	158	169,363	238,482	93,905	332,387	196
2008	164	153,890	175,043	165,142	340,185	221
2009	123	120,945	90,925	223,471	314,396	260
2010 (5)	103	119,611	17,380	247,228	264,608	221

Total	988	$980,473	$1,728,428	$791,188	$2,519,616	257%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as “buybacks”) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Estimated remaining collections are based on historical cash collections. Refer to Forward-Looking Statements on page 22 and Critical Accounting Policies on page 44 for further information regarding these estimates.
(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase. Estimated remaining collections for pools on a cost recovery method for revenue recognition purposes are equal to the carrying value. There are no estimated remaining collections for pools on a cost recovery method that are fully amortized.
(4)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(5)	Includes only nine months of activity through September 30, 2010.

The following table summarizes our quarterly portfolio purchasing, including purchase price and face value, since January 1, 2007:

Quarter of Purchase	Number of Portfolios	Purchase Price (1)	Face Value
	($ in thousands)
Q1 2007	33	$36,240	$764,366
Q2 2007	37	37,563	1,108,122
Q3 2007	42	34,991	1,849,637
Q4 2007	46	60,569	1,475,782
Q1 2008	47	21,896	539,083
Q2 2008	52	64,600	1,905,370
Q3 2008	42	35,573	717,937
Q4 2008	23	31,821	629,039
Q1 2009	31	21,758	737,038
Q2 2009	22	19,632	716,174
Q3 2009	33	36,924	1,585,620
Q4 2009	37	42,631	1,378,399
Q1 2010	28	29,683	820,611
Q2 2010	41	48,605	1,502,054
Q3 2010	34	41,323	1,176,957

Total	548	$563,809	$16,906,189

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of September 30, 2010:

Year of Purchase	Unamortized Balance	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
	($ in thousands)
2003	$1,033	$87,147	1.2%	0.3%
2004	3,937	86,537	4.6	1.2
2005	4,591	100,747	4.6	1.4
2006 (2)	20,321	142,233	14.3	6.1
2007	45,443	169,363	26.8	13.6
2008	60,370	153,890	39.2	18.0
2009	84,585	120,945	69.9	25.3
2010 (3)	114,192	119,611	95.5	34.1

Total	$334,472	$980,473	34.1%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.
(2)	Includes portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(3)	Includes only nine months of activity through September 30, 2010.

The following tables provide details of purchased receivable revenues by year of purchase:

	Three months ended September 30, 2010
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2004 and prior	$11,434,838	$10,052,273	N/M	N/M	$120,942	$8,794,343
2005	2,940,541	2,022,671	31.2%	12.58%	(514,400)	645,031
2006	7,661,203	4,602,803	39.9	6.84	(260,000)	800,988
2007	11,043,083	5,894,024	46.6	4.02	—	318,613
2008	14,650,321	6,553,089	55.3	3.30	—	16,415
2009	19,690,261	10,728,208	45.5	3.94	—	—
2010	11,440,679	7,470,209	34.7	2.77	—	—

Totals	$78,860,926	$47,323,277	40.0	4.79	$(653,458)	$10,575,390

	Three months ended September 30, 2009
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2003 and prior	$12,496,014	$11,988,598	N/M	N/M	$89,600	$10,936,289
2004	4,454,762	2,599,509	41.6%	6.11%	1,217,600	808,955
2005	4,853,793	3,983,559	17.9	6.50	—	822,205
2006	11,958,118	5,851,551	51.1	3.68	3,771,000	1,535,195
2007	16,308,467	7,463,259	54.2	3.06	1,448,000	659,696
2008	19,246,798	9,313,547	51.6	3.03	260,938	76,087
2009	8,514,405	6,290,230	26.1	4.05	—	32,401

Totals	$77,832,357	$47,490,253	39.0	4.84	$6,787,138	$14,870,828

	Nine months ended September 30, 2010
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2004 and prior	$41,640,745	$35,665,226	N/M	N/M	$258,711	$30,279,570
2005	12,194,237	7,510,169	38.4%	12.20%	(1,668,200)	2,548,443
2006	29,280,864	16,460,687	43.8	6.80	(209,000)	3,455,446
2007	39,139,208	20,415,995	47.8	4.10	—	2,056,216
2008	49,656,047	22,895,100	53.9	3.37	—	228,077
2009	62,999,170	34,128,022	45.8	3.76	—	762,128
2010	17,380,058	11,961,498	31.2	2.77	—	—

Totals	$252,290,329	$149,036,697	40.9	5.16	$(1,618,489)	$39,329,880

	Nine months ended September 30, 2009
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2003 and prior	$44,611,966	$41,584,236	N/M	N/M	$502,300	$37,553,786
2004	16,964,303	8,398,595	50.5%	5.48%	5,176,200	2,743,240
2005	18,395,436	8,625,423	53.1	3.96	2,745,000	899,247
2006	42,742,909	26,178,624	38.8	4.91	6,268,000	5,143,335
2007	55,618,547	28,594,655	48.6	3.51	1,448,000	2,324,444
2008	66,365,765	29,574,388	55.4	2.84	942,938	254,264
2009	14,543,945	10,093,354	30.6	3.96	—	38,651

Totals	$259,242,871	$153,049,275	41.0	5.00	$17,082,438	$48,956,967

(1)	“N/M” indicates that the calculated percentage for aggregated vintage years is not meaningful.
(2)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

The table below shows components of revenue from purchased receivables, the amortization rate and the core amortization rate. We use the core amortization rate to monitor performance of pools with remaining balances, and to determine if impairments, impairment reversals, or yield increases should be recorded. Core amortization trends may identify over or under performance compared to forecast for pools with remaining balances.

The following factors contributed to the change in amortization rates from the prior year for both the three and nine month periods:

•

Amortization of receivables balances increased for the three and nine month periods in 2010 compared to the comparable prior year periods. Portfolio balances that amortize too slowly in relation to current or expected collections may lead to impairments. If portfolio balances amortize too quickly and we expect collections to continue to exceed expectations, previously recognized impairments may be reversed, or if there are no impairments to reverse, assigned yields may increase.

•

Net impairments are recorded as additional amortization, and increase the amortization rate, while net reversals have the opposite effect. Net impairment reversals for the three and nine month periods in 2010 reduced amortization compared to the comparable prior year periods.

•

Lower zero basis collections in 2010 compared to the comparable periods in 2009 increased the amortization rate because 100% of these collections are recorded as revenue and do not contribute towards portfolio amortization.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Cash collections:
Zero basis collections	$10.6	$14.9	$39.3	$49.0
Collections on amortizing pools	68.3	62.9	213.0	210.2

Total collections	$78.9	$77.8	$252.3	$259.2

Amortization:
Impairments	$0.2	$6.9	$0.6	$17.9
Reversals of impairments	(0.9)	(0.1)	(2.2)	(0.8)
Cost recovery amortization	0.3	1.3	1.5	6.6
Amortization of receivables balances	32.0	22.2	103.4	82.5

Total amortization	$31.6	$30.3	$103.3	$106.2

Purchased receivable revenues, net	$47.3	$47.5	$149.0	$153.0

Amortization rate	40.0%	39.0%	40.9%	41.0%
Core amortization rate (1)	46.2%	48.2%	48.5%	50.5%

(1)	The core amortization rate is calculated as total amortization divided by collections on non-fully amortized portfolios.

Account Representative Tenure and Productivity

We measure traditional call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays our account representative’s experience:

In-House Account Representatives by Experience

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
Number of account representatives:	2010	2009	2010	2009	2009	2008
One year or more (1)	494	585	533	582	587	515
Less than one year (2)	303	455	390	393	422	437

Total account representatives	797	1,040	923	975	1,009	952

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.
(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new associates in training.

Off-Shore Account Representatives

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2010	2009	2010	2009	2009 (2)	2008
Number of account representatives (1)	250	—	211	—	17	—

(1)	Based on number of average off-shore account representatives measured on a per seat basis.
(2)	Includes activity beginning in November 2009 averaged over the 12-month period.

The following table displays our account representative productivity:

In-House Account Representative Collection Averages

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2010	2009	2010	2009	2009	2008
In-house collection averages	$37,463	$31,413	$111,328	$112,631	$141,141	$173,209

In-house account representative average collections per FTE increased for the third quarter of 2010 by 19.3% and decreased by 1.2% for the first nine months of 2010 as compared to 2009. Account representative productivity has declined for the nine months because of the continuing difficult collections environment, the composition of our purchased receivables and the timing of our 2010 portfolio purchases. Not only was purchasing 21.3% lower in 2009 when compared to 2008, but 2010 purchases have been completed later in each calendar quarter. The increase in productivity in the third quarter of 2010 was primarily a result of the significant increase in purchasing in early 2010 along with our continued operational focus to improve this metric.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis:

Historical Collections (1)

Year of Purchase	Purchase Price (3)	Year Ended December 31,										Nine Months Ended September 30, 2010
		2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	($ in thousands)
Pre-2000		$35,110	$29,994	$25,315	$19,655	$15,066	$12,287	$9,295	$7,154	$5,025	$3,464	$2,120
2000	$20,592	8,896	23,444	22,559	20,318	17,196	14,062	10,603	7,410	5,258	3,736	1,951
2001	43,029	—	17,630	50,327	50,967	45,713	39,865	30,472	21,714	13,351	8,738	4,472
2002	72,255	—	—	22,339	70,813	72,024	67,649	55,373	39,839	24,529	15,957	9,101
2003	87,147	—	—	—	36,067	94,564	94,234	79,423	58,359	38,408	23,842	12,817
2004	86,537	—	—	—	—	23,365	68,354	62,673	48,093	32,276	21,082	11,180
2005	100,747	—	—	—	—	—	23,459	60,280	50,811	35,638	22,726	12,194
2006 (2)	142,233	—	—	—	—	—	—	32,751	101,529	79,953	53,239	29,281
2007	169,363	—	—	—	—	—	—	—	36,269	93,183	69,891	39,139
2008	153,890	—	—	—	—	—	—	—	—	41,957	83,430	49,656
2009	120,945	—	—	—	—	—	—	—	—	—	27,926	62,999
2010	119,611	—	—	—	—	—	—	—	—	—	—	17,380

Total		$44,006	$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$334,031	$252,290

Cumulative Collections (1)

Year of Purchase	Purchase Price (3)	Total Through December 31,										Total Through September 30, 2010
		2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	($ in thousands)
2000	$20,592	$8,896	$32,340	$54,899	$75,217	$92,413	$106,475	$117,078	$124,448	$129,746	$133,482	$135,433
2001	43,029	—	17,630	67,957	118,924	164,637	204,502	234,974	256,688	270,039	278,777	283,249
2002	72,255	—	—	22,339	93,152	165,176	232,825	288,198	328,037	352,566	368,523	377,624
2003	87,147	—	—	—	36,067	130,631	224,865	304,288	362,647	401,055	424,897	437,714
2004	86,537	—	—	—	—	23,365	91,719	154,392	202,485	234,761	255,843	267,023
2005	100,747	—	—	—	—	—	23,459	83,739	134,550	170,188	192,914	205,108
2006 (2)	142,233	—	—	—	—	—	—	32,751	134,280	214,233	267,472	296,753
2007	169,363	—	—	—	—	—	—	—	36,269	129,452	199,343	238,482
2008	153,890	—	—	—	—	—	—	—	—	41,957	125,387	175,043
2009	120,945	—	—	—	—	—	—	—	—	—	27,926	90,925
2010	119,611	—	—	—	—	—	—	—	—	—	—	17,380

Cumulative Collections as Percentage of Purchase Price (1)

Year of Purchase	Purchase Price (3)	Total Through December 31,										Total Through September 30, 2010
		2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
2000	$20,592	43%	157%	267%	365%	449%	517%	569%	605%	630%	648%	658%
2001	43,029	—	41	158	276	383	475	546	597	628	648	658
2002	72,255	—	—	31	129	229	322	399	454	488	510	523
2003	87,147	—	—	—	41	150	258	349	416	460	488	502
2004	86,537	—	—	—	—	27	106	178	234	271	296	309
2005	100,747	—	—	—	—	—	23	83	134	169	191	204
2006 (2)	142,233	—	—	—	—	—	—	23	94	151	188	209
2007	169,363	—	—	—	—	—	—	—	21	76	118	141
2008	153,890	—	—	—	—	—	—	—	—	27	81	114
2009	120,945	—	—	—	—	—	—	—	—	—	23	75
2010	119,611	—	—	—	—	—	—	—	—	—	—	15

(1)	Does not include proceeds from sales of any receivables.
(2)	Includes portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.
(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

The following table illustrates our quarterly cash collections:

Cash Collections

Quarter	2010			2009		2008		2007		2006
	Amount	% (1)		Amount	%	Amount	%	Amount	%	Amount	%
First	$89,215,330	N/M	%	$94,116,937	28.2%	$100,264,281	27.1%	$95,853,350	25.8%	$89,389,858	26.2%
Second	84,214,073	N/M		87,293,577	26.1	95,192,743	25.8	95,432,021	25.7	89,609,982	26.3
Third	78,860,926	N/M		77,832,357	23.3	90,775,528	24.6	90,748,442	24.5	80,914,791	23.7
Fourth	—	—		74,787,726	22.4	83,345,578	22.5	89,144,650	24.0	80,955,115	23.8

Total cash collections	$252,290,329	100.0%		$334,030,597	100.0%	$369,578,130	100.0%	$371,178,463	100.0%	$340,869,746	100.0%

(1)	“N/M” indicates that the calculated percentage for quarterly purchases is not meaningful compared to prior years.

The following table illustrates cash collections and percentage by source:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009 (3)		2010		2009 (3)
	Amount	%	Amount	%	Amount	%	Amount	%
Call center collections (1)	$43,715,130	55.4%	$41,703,137	53.6%	$139,670,154	55.4%	$139,946,304	54.0%
Legal collections (2)	35,145,796	44.6	36,129,220	46.4	112,620,175	44.6	119,296,567	46.0

Total cash collections	$78,860,926	100.0%	$77,832,357	100.0%	$252,290,329	100.0%	$259,242,871	100.0%

(1)	Includes in-house, agency and off-shore agency collections.
(2)	Includes in-house legal, legal forwarding, bankruptcy and probate collections.
(3)	Amounts for 2009 have been reclassified to conform to the current period presentation.

The following table categorizes our purchased receivables portfolios acquired from January 1, 2000 through September 30, 2010 into major asset types, as of September 30, 2010:

Asset Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	($ and accounts in thousands)
General Purpose Credit Cards	$22,568,834	52.8%	9,020	26.5%
Private Label Credit Cards	6,285,867	14.7	8,289	24.3
Telecommunications/Utility/Gas	3,158,807	7.4	7,997	23.4
Healthcare	2,473,108	5.8	4,020	11.8
Installment Loans	1,847,933	4.3	409	1.2
Health Club	1,562,689	3.7	1,271	3.7
Auto Deficiency	1,352,241	3.2	240	0.7
Other (1)	3,462,609	8.1	2,865	8.4

Total	$42,712,088	100.0%	34,111	100.0%

(1)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order. This excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.

(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios that occur after the purchase date.

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

•	primary accounts are typically 180 to 360 days past due, have usually been previously placed with one third party collector and typically receive a lower purchase price; and

•	secondary and tertiary accounts are typically more than 360 days past due, have been placed with two or more third party collectors and receive even lower purchase prices.

We will purchase accounts at any point in the delinquency cycle. We deploy our capital within these delinquency stages based upon the relative values of the available debt portfolios.

The following table categorizes our purchased receivables portfolios acquired from January 1, 2000 through September 30, 2010 into the major account types as of September 30, 2010:

Account Type	Face Value of Charged-off Receivables (2)%		No. of Accounts	%
	($ and accounts in thousands)
Fresh	$2,956,775	6.9%	1,601	4.7%
Primary	5,307,645	12.4	4,949	14.5
Secondary	10,811,208	25.3	8,958	26.3
Tertiary (1)	23,636,460	55.4	18,603	54.5

Total	$42,712,088	100.0%	34,111	100.0%

(1)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.
(2)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amount is not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios that occur after the purchase date.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state. The following table illustrates our purchased receivables portfolios acquired from January 1, 2000 through September 30, 2010 based on geographic location of debtor, as of September 30, 2010:

Geographic Location	Face Value of Charged-off Receivables (3)(4)%		No. of Accounts	%
	($ and accounts in thousands)
Texas (1)	$6,012,114	14.1%	5,423	15.9%
California	5,053,172	11.8	3,868	11.3
Florida (1)	4,269,459	10.0	2,518	7.4
New York	2,543,051	6.0	1,474	4.3
Michigan (1)	2,203,648	5.1	2,595	7.6
Ohio (1)	1,950,684	4.6	2,382	7.0
Illinois (1)	1,702,236	4.0	1,782	5.2
Pennsylvania	1,531,784	3.6	1,059	3.1
New Jersey (1)	1,429,581	3.3	1,197	3.5
North Carolina	1,293,495	3.0	803	2.4
Georgia	1,213,577	2.8	931	2.7
Arizona	879,491	2.1	640	1.9
Other (2)	12,629,796	29.6	9,439	27.7

Total	$42,712,088	100.0%	34,111	100.0%

(1)	Collection site(s) located in this state.
(2)	Each state included in “Other” represents less than 2.0% of the face value of total charged-off receivables.
(3)	Excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.
(4)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest on any accounts in such portfolios that occur after the purchase date.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth. We also used cash in the third quarter of 2010 to pay $0.2 million in restructuring charges related to closing the Deerfield Beach office and we expect fourth quarter restructuring charges for the Chicago office to require $1.0 million in cash expenditures. We believe that cash generated from operations combined with borrowings currently available under our credit facilities, will be sufficient to fund our operations for the next twelve months, although no assurance can be given in this regard. In the future, if we need additional capital for investment in purchased receivables, working capital to grow our business or acquire other businesses, we may seek to sell additional equity or debt securities or we may seek to increase the availability under our revolving credit facility.

Borrowings

We maintain an amended credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 (the “Credit Agreement”). Under the terms of the Credit Agreement, we have a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”) which may be limited by financial covenants, and a six-year $150.0 million term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 200 to 250 basis points over the bank’s prime rate depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month London Inter Bank Offer Rate (“LIBOR”) contracts at rates between 300 to 350 basis points over the respective LIBOR rates, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Credit Agreement is secured by a first priority lien on substantially all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of September 30, 2010 were:

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

On May 28, 2010, the Company, JPMorgan Chase Bank, N.A. and other lenders entered into a Third Amendment to Credit Agreement (“Third Amendment”). The Third Amendment adjusted the levels of the Leverage Ratio used to set the applicable margin on outstanding borrowings and the respective interest spreads. The Third Amendment also changed certain financial covenant definitions to allow for adjustments related to charges for the FTC investigation, limited to $7.0 million, and the net impact of the fourth quarter 2009 purchased receivable impairment charges, limited to $20.0 million. The changes did not impact total available borrowing capacity, however, they did loosen the financial covenant restrictions, which in turn increased our ability to borrow under the terms of the agreement. In exchange for amending the Credit Agreement, we incurred deferred financing costs of $0.8 million.

The financial covenants restrict our ability to borrow against the Revolving Credit Facility. At September 30, 2010, total available borrowings on our Revolving Credit Facility were $58.8 million, however, our capacity to borrow under the terms of the financial covenants was limited to $41.0 million. The limitation is based on the Leverage Ratio, our most restrictive covenant at September 30, 2010. Our borrowing capacity could be reduced further if we incur cumulative net losses in future periods that reduce our Consolidated Tangible Net Worth, or we are not able to maintain the current level of Adjusted EBITDA in relation to outstanding borrowings.

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

Based on the Excess Cash Flow provisions, we made required payments of $9.0 million and $2.4 million on the Term Loan Facility during March 2010 and 2009, respectively. Payment of the Excess Cash Flow did not reduce our total borrowing capacity under the Revolving Credit Facility. We do not expect to be required to make an excess cash flow payment for 2010 based on our operating activities, primarily driven by our increase in purchases during 2010.

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

We had $174.9 million and $160.0 million of borrowings outstanding on our Credit Facilities at September 30, 2010 and December 31, 2009, respectively, of which $133.7 million and $143.8 million was outstanding on the Term Loan Facility and $41.2 million and $16.2 million was outstanding on the Revolving Credit Facility. Along with the Excess Cash Flow prepayment requirements, the Term Loan Facility requires quarterly repayments totaling $1.5 million annually until expiration. The increase in total outstanding borrowings in 2010 was a result of increased levels of purchasing receivables portfolios.

We were in compliance with all covenants of the Credit Agreement as of September 30, 2010.

Cash Flows

The majority of our purchases of receivables have been funded with internal cash flow and borrowings against our Revolving Credit Facility. For the nine months ended September 30, 2010, we invested $120.9 million in purchased receivables, net of buybacks, excluding payments in 2010 for receivables accrued at December 31, 2009, funded primarily by internal cash flow. Our cash balance has increased from $4.9 million at December 31, 2009 to $5.2 million as of September 30, 2010. We also made net borrowings against our Credit Facilities of $14.9 million during 2010.

Our operating activities provided cash of $3.6 million and $27.1 million for the nine months ended September 30, 2010 and 2009, respectively. Cash provided by operating activities for these periods was generated primarily from operating income earned through cash collections as adjusted for non-cash items and the timing of payments of income taxes, accounts payable and accrued liabilities. We rely on cash generated from our operating activities and from the principal collected on our purchased receivables, included as a component of investing activities, to allow us to fund operations and re-invest in purchased receivables. Cash provided by operations has decreased as a result of lower purchased receivable revenues, including the effect of net amortization of receivables balances and the impact of impairments, and higher operating expenses. In the current year period, we recorded net impairment reversals of $1.6 million, which is a negative non-cash adjustment to net income when determining cash flow from operating activities. In the prior year period, we recorded a net impairment charge of $17.1 million, which is a positive non-cash adjustment to net income when determining cash flow from operating activities. Lower cash collections, if not offset by reductions in operating expenses, will further decrease cash provided by operating activities in future periods.

Investing activities used cash of $17.4 million and provided cash of $8.1 million for the nine months ended September 30, 2010 and 2009, respectively. The change in cash used by investing activities in 2010 is a result of $120.9 million invested in purchased receivables in the nine months ended September 30, 2010 as compared $78.1 million in the prior year. The increase in purchasing has been partially offset by principal collected on purchased receivables balances of $104.9 million for the nine month ended September 30, 2010, compared to $89.6 million in the same period of the prior year. We believe that we have sufficient liquidity available to meet our purchasing objectives. However, continued pressure on collections in 2010 coupled with the borrowing constraints under our Revolving Credit Facility may cause 2011 purchasing to be at lower levels than we have seen historically.

We acquired $2.0 million and $3.4 million in property and equipment in 2010 and 2009, respectively, primarily related to software and computer equipment for our new collection platform and improvements to our telecommunications systems. We also acquired substantially all of the assets of our collection platform software provider during the third quarter of 2010 for $0.8 million.

Financing activities provided cash of $14.0 million and used cash of $35.4 million for the nine months ended September 30, 2010 and 2009. Cash provided by financing activities in 2010 was primarily due to net borrowings on our Credit Facilities of $14.9 million. We also made a payment of $0.8 million in the current year to amend our Credit Agreement. Cash provided by financing activities would increase in future periods to the extent we use additional net borrowings on our Revolving Credit Facility to fund purchases of paper.

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

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$4,246,262	$(1,641,668)	$5,377,236	$3,802,763
Adjustments:
Income tax (benefit) expense	(6,751,024)	(1,198,347)	(6,010,134)	2,262,567
Interest expense, net	2,997,331	2,414,655	8,513,020	7,523,927
Depreciation and amortization	1,168,685	1,097,909	3,477,396	2,943,223
Share-based compensation	274,056	312,863	972,500	1,074,093
(Gain) loss on sale of assets, net	(480,291)	100,560	(799,596)	107,101
Purchased receivables amortization	31,537,649	30,342,104	103,253,632	106,193,596
Impairment of assets	812,400	1,167,600	812,400	1,167,600
Other	84,452	—	303,589	—

Adjusted EBITDA	$33,889,520	$32,595,676	$115,900,043	$125,074,870

Charges related to the impairment of intangible assets and write-off of furniture and equipment totaling $0.9 million, included in restructuring charges in the accompanying consolidated statements of operations, have been treated as adjustments to net income in the reconciliation above. This treatment is consistent with how those expenses would have been reflected in the reconciliation had they been incurred absent a restructuring action. The remaining restructuring charges of $0.4 million reduced Adjusted EBITDA for the three and nine month periods of 2010.

Collections, other revenue and operating expenses, net of the adjustment items, are the primary drivers of Adjusted EBITDA. During the third quarter of 2010, Adjusted EBITDA was $1.3 million higher than 2009. This improvement is primarily a result of an increase in collections and other revenue totaling $1.5 million offset in part by an increase in applicable operating expenses of $0.2 million. For the nine month period, the decline in Adjusted EBITDA of $9.2 million was a result of a $6.9 million decrease in collections coupled with an increase in applicable operating expenses of $2.8 million, offset in part by an increase in other revenue of $0.3 million.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of September 30, 2010:

	Year Ending December 31,					Thereafter
	2010	2011	2012	2013	2014
Operating lease obligations	$865,589	$5,015,947	$4,609,008	$4,188,049	$4,239,939	$5,412,873
Capital leases	18,805	112,828	112,828	17,808	—	—
Purchase obligations	275,264	—	—	—	—	—
Forward flow obligations (1)	13,931,100	900,000	—	—	—	—
Revolving credit (2)	—	—	41,200,000	—	—	—
Term loan (3)	375,000	1,500,000	1,500,000	130,359,956	—	—
Contractual interest on derivative instrument	626,257	2,198,781	946,267	—	—	—

Total (4)	$16,092,015	$9,727,556	$48,368,103	$134,565,813	$4,239,939	$5,412,873

(1)	We have five forward flow contracts that have terms beyond September 30, 2010 with the last contract expiring in January 2011. Four forward flow contracts expire in December 2010 with estimated monthly purchases of approximately $3.7 million. The remaining forward flow contract expires in January 2011 and has estimated monthly purchases of approximately $0.9 million.
(2)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is estimated and is not included within the amount outstanding as of September 30, 2010.
(3)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in June 2013. The variable interest is not included within the amount outstanding as of September 30, 2010.
(4)	We have a liability of $1.0 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of payment cannot be reliably estimated.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

We generally account for our revenues from collections on our purchased receivables by using the interest method of accounting (“Interest Method”) in accordance with U.S. GAAP, which requires making reasonable estimates of the timing and amount of future cash collections. Application of the Interest Method requires the use of estimates, primarily estimated remaining collections, to calculate a projected IRR for each pool. These estimates are primarily based on historical cash collections and payer dynamics. If future cash collections are materially different in amount or timing from the remaining collections estimate, earnings could be affected, either positively or negatively. The estimates of remaining collections are sensitive to the inputs used and the performance of each pool. Performance is dependent on macro-economic factors and the specific demographic makeup of the debtors in the pool. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact on reversal of impairments or an increase in yields and revenues. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and may result in impairments of receivables balances. Impairments to purchased receivables reduce our Consolidated Tangible Net Worth and put pressure on the financial covenants in our Credit Facilities.

We use the cost recovery method when collections on a particular portfolio cannot be reasonably predicted. The cost recovery method may be used for pools that previously had an IRR assigned to them under the cost recovery method, no revenue is recognized until we have fully collected the balance.

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

Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An IRR is calculated for each static pool of receivables based on projected cash flows. The IRR is applied to the remaining balance of each static pool of accounts to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. This review includes an assessment of the actual results of cash collections, the work effort used and expected to be used in future periods, the components of the static pool including type of paper, the average age of purchased receivables, certain demographics and other factors that help us understand how a pool may perform in future periods. Generally, to the extent the differences in actual performance versus expected performance are favorable and the results of the review of pool demographics is also favorable, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the differences in actual performance results in revised cash flow estimates that are less than the original estimates, and if the results of the review lead us to believe the decline in performance is not temporary, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

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

The estimate of fair value of our goodwill reporting unit, the purchased receivables operating segment, is determined using various valuation techniques including market capitalization and an analysis of discounted cash flows. At September 30, 2010, the market capitalization was higher than the book value. However, given recent declines in the Company’s stock price, a discounted cash flow analysis was performed as of September 30, 2010. A discounted cash flow analysis requires us to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. We base assumptions about future cash flows and growth rates on our budget and long-term plans. We used a discount rate of 19.6%, which reflected our estimate of cost of equity and our assessment of the risk inherent in the reporting unit. The fair value of goodwill using a discounted cash flow analysis exceeded the book value as of September 30, 2010. However, a 90 basis points increase in the discount rate, or a decrease in cash flow of approximately $1.5 million in each year would result in an excess of book value over fair value and indicate that goodwill may be impaired.

The annual impairment test for other intangible assets not subject to amortization, for example, trademark and trade names, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates and future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets and include estimates of the cost of debt and equity for market participants in the Company’s industry. We performed a discounted cash flow analysis of our trademark and trade names as of September 30, 2009 using a discount rate of 18% and determined that the carrying value exceeded the fair value, and therefore recorded an impairment charge of $1.2 million. The remainder of this intangible asset, $0.8 million, was considered impaired when we elected to exit the healthcare receivable purchase and collection activities, and therefore was expensed in the third quarter of 2010.

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

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. We may periodically enter into interest rate swap agreements to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities were $174.9 million and $160.0 million as of September 30, 2010 and December 31, 2009, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125.0 million. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25.0 million. As of September 30, 2010, the notational amount was $50.0 million. The outstanding unhedged borrowings on our Credit Facilities were $124.9 million as of September 30, 2010. Interest rates on unhedged borrowings may be based on the prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates on the unhedged borrowings, interest expense would have increased approximately $1.3 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively.

The interest rate swap has been determined to be highly effective in hedging against fluctuations in variable interest rates associated with the underlying debt since we entered into the agreement. Interest rates have decreased since we entered into our swap agreement, reducing the fair value and resulting in a liability balance. Additional declines in interest rates will further reduce the fair value, while increasing interest rates will increase the fair value.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As previously reported, the Federal Trade Commission (“FTC”) commenced an investigation into our debt collection practices under the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Federal Trade Commission Act. In April 2010, draft pleadings and a proposed consent decree were forwarded to the Company for consideration. The Company and its counsel continue to have discussions with the FTC staff to resolve this matter. We do not believe that the resolution of this matter will have a material adverse effect on our business.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in the Company’s Report on Form 10-K filed with the Securities & Exchange Commission on March 12, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Company’s Repurchases of Its Common Stock

The following table provides information about the Company’s common stock repurchases during the third quarter of 2010:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	$—	—	—
August (1)	10,757	4.42	—	—
September	—	—	—	—

Total	10,757	$4.42	—	—

(1)	The shares were withheld for tax obligations in connection with the vesting of restricted share units. The shares were withheld at the fair market value on the vesting date of the restricted share units.

We did not sell any equity securities during the third quarter of 2010 that were not registered under the Securities Act.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2010.

ASSET ACCEPTANCE CAPITAL CORP.

Date: November 2, 2010	By:	/S/ RION B. NEEDS
Rion B. Needs
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2010	By:	/S/ REID E. SIMPSON
Reid E. Simpson
Senior Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)