Form 10-K
period 2010-12-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2011-03-04
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 Commission file number 000-50552

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2010 (based on the June 30, 2010 closing sales price of $4.14 of the registrant’s Common Stock, as reported on The NASDAQ Global Select Market on such date) was $62,222,759.

Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, at February 18, 2011:

30,621,576 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be held on May 12, 2011 are incorporated by reference into Part III of this Report.

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

General

We have been purchasing and collecting defaulted or charged-off accounts receivable portfolios from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, healthcare providers, retail merchants, telecommunications and other utility providers. Since these receivables are delinquent or past due, we are able to purchase them at a substantial discount. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize collections. From January 1, 2001 through December 31, 2010, we purchased 1,182 consumer debt portfolios, with an original charged-off face value of $43.3 billion for an aggregate purchase price of $1.1 billion, or 2.57% of face value, net of buybacks.

When considering whether to purchase a portfolio, we conduct a quantitative and qualitative analysis of the portfolio to appropriately price the debt. This analysis includes the use of our proprietary pricing and collection probability model and draws upon our extensive experience in the industry. We have developed experience across a wide range of asset types at various stages of delinquency, having made purchases across more than 20 different asset types from over 150 different debt sellers since 2001. The delinquency stage refers to the date the debt was charged off and the number of agencies that previously attempted to collect the debt. We selectively deploy our capital in the fresh, primary, secondary and tertiary delinquency stages, defined as:

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

We have a long-standing history in the industry, have built relationships with debt sellers and provide post-sale service. Unlike some third party collection agencies that attempt to collect the debt for a period of only six to twelve months, we generally take a long-term approach to the collection effort as we are the owners of the debt. We apply an approach that encourages cooperation with the debtors to make a lump sum payment in full or to formulate a repayment plan. Through our strategy of holding the debt for the long-term, we have established a methodology of converting debtors into paying customers. For those debtors who we believe have the ability to repay the debt, we may proceed with legal remedies to obtain collections. In addition, our approach allows us to invest in various collection management and analysis tools that may be too costly for short-term oriented collection agencies. In many cases, we continue to receive collections on individual portfolios for more than ten years from the date of purchase.

In addition, the Company finances the sales of consumer product retailers through its Consumer Credit, LLC subsidiary and licenses a collection software application through its Legal Recovery Solutions, LLC (“LRS”) subsidiary.

History

Our business originated in 1962 and became a publicly traded company in February 2004 for the purpose of purchasing and collecting charged-off consumer receivables. Currently, the Company purchases and holds portfolios of all asset types except for healthcare.

On April 28, 2006, the Company completed a stock purchase transaction of Premium Asset Recovery Corporation (“PARC”) to expand its existing healthcare receivable portfolio collections activities. Under the terms of the agreement, the Company acquired 100% of the outstanding shares of PARC. On July 29, 2010, the Company committed to exit the healthcare accounts receivable purchase and collection activities conducted by PARC. Subsequently, our PARC subsidiary was dissolved on December 15, 2010.

In July 2010, the Company formed LRS as a new wholly-owned subsidiary. On July 21, 2010, LRS completed an acquisition of substantially all of the assets of BSI eSolutions, LLC (“BSI”), which was a software technology company providing products and services to the debt collection industry, including the collection platform we were implementing to replace our legacy system. LRS continues to provide services and license the software to other entities. The results of operations for LRS since the acquisition were not material.

Set forth below is a diagram depicting our current operating corporate structure:

As used in this Annual Report, all references to us mean Asset Acceptance Capital Corp. (“AACC”), a Delaware corporation, and all wholly-owned subsidiaries (referred to in our financial statements as the “Company”).

Purchasing

Typically, we purchase our portfolios in response to a request to bid received from a prospective seller. Our acquisitions team cultivates relationships with known and prospective sellers of portfolios. We have purchased portfolios from over 150 different debt sellers since 2001, including many of the largest consumer lenders in the United States. While we have no policy limiting purchases from a single debt seller, we purchase from a diverse set of debt sellers and our purchasing decisions are based upon constantly changing economic and competitive conditions as opposed to long-term relationships with particular debt sellers. Depending on market conditions and opportunities presented by certain debt sellers, we may enter into forward flow contracts. Forward flow contracts commit a debt seller to sell a steady volume of charged-off receivables to us for a fixed percentage of the face value over a specified time period, which typically ranges between three and twelve months.

We purchase our portfolios through a variety of sources, including consumer credit originators, private brokers and occasionally from debt resellers. Debt resellers are debt purchasers that sell accounts at some point in time after purchase. Generally, portfolios are purchased either in competitive bids through a mix of sealed bids or on-line auctions or through privately-negotiated transactions between the credit originator or other holders of consumer debt and us.

Each potential acquisition begins with a quantitative and qualitative analysis of the portfolio. In the initial stages of the due diligence process, we review basic data on the portfolio’s accounts. This data typically includes the account number, the consumer’s name, address, social security number, phone numbers, outstanding balance, date of charge-off, last payment and account origination to the extent the debt sellers provide this data. We analyze this information and summarize it based on certain key metrics, such as, but not limited to, state of debtor’s last known residence, type of debt, time remaining on the credit bureaus and time remaining within the statute of limitations. In addition, we generally obtain certain qualitative factors relating to the portfolio from the sellers.

As part of our due diligence, we evaluate the portfolio utilizing our proprietary pricing model. This model uses certain characteristics of the portfolio, historical analysis of similar portfolios, potential portfolio recoveries and collection expense estimates to formulate a bid range. We also consult with our collections management to help ascertain collectability, potential collection strategies and our ability to integrate the new portfolio into our collection platform.

Once we have compiled and analyzed available data, we consider market conditions and determine an appropriate bid price or bid range. The recommended bid price or bid range, along with a summary of our due diligence, is submitted to our investment committee for approval. After appropriate approvals and acceptance of our offer by the seller of the portfolio, a purchase agreement is negotiated. Buyback provisions are generally incorporated into the purchase agreement for bankrupt, fraudulent, paid prior or deceased accounts and, typically, the credit originator either agrees to repurchase these accounts or replace them with acceptable accounts within certain time frames, generally within 90 to 180 days. Upon execution of the agreement, we receive title to the accounts and the transaction is funded.

The following table categorizes our purchased receivables portfolios acquired from January 1, 2001 through December 31, 2010 by major asset type:

($ and accounts in thousands) Asset Type	Face Value of Charged-off Receivables(1)%		No. of Accounts	%
General Purpose Credit Cards	$22,250,582	53.2%	8,857	26.3%
Private Label Credit Cards	6,418,362	15.3	8,295	24.7
Telecommunications/Utility/Gas	3,150,253	7.5	7,984	23.8
Healthcare	2,465,023	5.9	4,101	12.2
Installment Loans	1,658,409	4.0	326	1.0
Health Club	1,445,929	3.4	1,145	3.4
Auto Deficiency	1,032,887	2.5	182	0.5
Other(2)	3,426,098	8.2	2,733	8.1

Total	$41,847,543	100.0%	33,623	100.0%

(1)

Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Other”.

(2)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order.

The age of a charged-off consumer receivables portfolio, the time since an account has been charged-off by the credit originator and the number of times a portfolio has been placed with third parties for collection purposes are important factors in determining the price at which we will offer to purchase a portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase it. This relationship is due to the fact that older receivables are typically more difficult to collect. The consumer debt collection industry places receivables into the fresh, primary, secondary or tertiary categories depending on the age and number of third parties that have previously attempted to collect on the receivables. We will purchase accounts at any point in the delinquency cycle. We deploy our capital within these delinquency stages based upon the relative values of the available debt portfolios.

The following table categorizes our purchased receivables portfolios acquired from January 1, 2001 through December 31, 2010 by delinquency stage:

($ and accounts in thousands) Delinquency Stage	Face Value of Charged-off Receivables(1)%		No. of Accounts	%
Fresh	$2,933,369	7.0%	1,603	4.8%
Primary	5,119,226	12.2	4,845	14.4
Secondary	10,699,377	25.6	8,765	26.1
Tertiary	23,095,571	55.2	18,410	54.7

Total	$41,847,543	100.0%	33,623	100.0%

(1)

Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Tertiary”.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state and therefore may impact collectability. In addition, economic factors vary regionally and are factored into our purchasing analysis. The following table illustrates our purchased receivables portfolios acquired from January 1, 2001 through December 31, 2010 based on geographic location of the debtor:

($ and accounts in thousands) Geographic Location	Face Value of Charged-off Receivables(1)%		No. of Accounts	%
Texas(2)	$5,898,661	14.1%	5,382	16.0%
California	5,058,413	12.1	3,844	11.4
Florida(2)	4,176,843	10.0	2,482	7.4
New York	2,518,352	6.0	1,454	4.3
Michigan(2)	2,145,485	5.1	2,539	7.6
Ohio	1,785,535	4.3	2,304	6.9
Illinois	1,640,457	3.9	1,753	5.2
Pennsylvania	1,507,663	3.6	1,045	3.1
New Jersey(2)	1,415,932	3.4	1,187	3.5
North Carolina	1,270,294	3.0	794	2.4
Georgia	1,191,000	2.8	921	2.7
Arizona(2)	867,199	2.1	634	1.9
Other(3)	12,371,709	29.6	9,284	27.6

Total	$41,847,543	100.0%	33,623	100.0%

(1)

Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.

(2)	Collection site(s) located in this state.

(3)	Each state included in “Other” represents less than 2.0% of the face value of total charged-off receivables.

Collection Operations

Our collection operations seek to maximize the recovery of our purchased charged-off receivables in a cost-effective manner. We have organized our collection process into legal and non-legal collection channels. Within these departments we have specialized teams that handle certain types of collections and we utilize third party partners in both of these channels to supplement internal capacity or expertise. We also utilize a network of data providers to periodically obtain updated account information to facilitate our collection activities.

Call Center Collection Channel

Once a portfolio is purchased, we analyze the portfolio data to develop an effective collection strategy. This analysis includes a series of data preparation and information acquisition steps to provide the necessary account data to ensure the accuracy and effectiveness of collection efforts. Portfolio accounts are assigned, sorted and prioritized based on account status, demographics, balance sizes and various proprietary and external collectability indicators.

Our account representatives handle substantially all collection activity related to the accounts they service. Such activities include manual and automated outbound dialer calling activity, inbound call management, skip tracing or debtor location efforts, settlement and payment plan negotiation. These activities are tracked and measured on an individual account representative basis and regular coaching occurs to increase performance. Our performance-based collection model is driven by a bonus program that allows account representatives to earn bonuses based on their achievement compared to collection goals. In addition, we monitor our account representatives for compliance with federal and state debt collection laws.

When an initial telephone contact is made with a debtor, the account representative is trained to go through a series of questions in an effort to obtain accurate location and financial information on the debtor, the reason the debtor may have defaulted on the account, the debtor’s willingness to pay and other relevant information that may be helpful in securing satisfactory settlement or payment arrangements. If full payment is not available, the account representative will attempt to negotiate a settlement. In an effort to maximize recoveries, we maintain settlement guidelines that account representatives, supervisors and managers must follow. Exceptions are handled by management on an account-by-account basis. If the debtor is unable to pay the balance in full or settle within allowed guidelines, monthly installment plans are encouraged in order to have the debtor resume a regular payment habit. Our experience has shown that debtors often respond to this approach, which can result in settlement in full in the future.

We periodically undertake skip tracing procedures to locate debtors. Skip tracing efforts are performed individually at the account representative level and in a batch process by third party information providers. The information received is either manually or systematically validated and used in our efforts to locate debtors. Using these methods, we periodically refresh and supply updated account information to our account representatives to increase contact with the appropriate parties. In addition, the detailed account information that is stored within the collection platform facilitates account segmentation and inventory modeling, which improves our collection strategies.

In addition to our internal call center collection operations, we have developed a network of third party collection agencies to service accounts that exceed our internal capacity or that have specific skills we believe will yield a better outcome than working the accounts internally. For example, we may consider outsourcing small balance or aged segments of accounts while our account representatives focus on other populations of larger or fresher accounts. These third parties include both domestic and off-shore agencies, including an agency in India which we engaged to collect on our behalf utilizing our collection platform. These varying collection channels allow us to pursue what we believe is the most effective collection strategy for each account while managing capacity.

Legal Collection Channel

We analyze purchased accounts to identify those eligible for our legal process at both the time of purchase and throughout the collection cycle. Accounts are analyzed to determine whether the debtor has the ability but not the willingness to pay. If payment ability is verified we will pursue a legal judgment against the debtor; however, throughout the legal process we attempt to resolve the account with the debtor prior to obtaining a judgment. Once a judgment is obtained, our legal department pursues various collection strategies to secure payment. Our in-house legal collection department utilizes call center account representatives, collection attorneys, support staff and skip tracers. Our legal forwarding department is comprised of account representatives, support staff and associates managing activities with outside attorneys.

For accounts in states where we have a local presence, and in some cases adjacent states, we prefer to pursue an in-house legal strategy as it provides us with a greater ability to manage the process. We currently have in-house capability in nine states. In each of these states, we have designed our legal policies and procedures to maintain compliance with state and federal laws while pursuing available legal options. We will pursue selective expansion into different geographic regions if analysis indicates it is favorable to do so.

Our legal forwarding department is organized to address the legal recovery function for accounts principally located in states where we do not have a local or adjacent presence. This department also handles excess capacity and processes accounts we believe can be better served using third party law firms. We utilize independent law firms throughout the country in our network who collect for us on a contingent fee basis. The legal forwarding department actively manages and monitors our legal collection process handled by these firms.

Our legal channel also includes our bankruptcy and probate departments. The bankruptcy department files proofs of claims for receivables that are included in consumer bankruptcies filed under Chapter 7 (resulting in liquidation and discharge of a debtor’s debts) and Chapter 13 (resulting in repayment plans based on the financial wherewithal of the debtor) of the U.S. Bankruptcy Code. The probate department and our network of third party law firms submit claims against estates involving deceased debtors having assets that may become available to us through a probate claim.

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

We face bidding competition in our acquisition of charged-off consumer receivables. We believe successful bids are predominantly awarded based on price, secondarily based on service and relationships with the individual debt sellers, and the debt buyer’s ability to fund the deal. In addition, there continues to be a consolidation of issuers of credit cards, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market and could eventually give the remaining sellers increasing market strength on the price and terms of the sale of charged-off accounts.

Technology Platform

We believe that information technology is critical to our success. Our key systems have been purchased from outside vendors and, with our input, have been tailored to meet our particular business needs. During 2010, we acquired the assets of BSI, the vendor that developed our collection application, including the software source code. We believe this acquisition allows us to further enhance our collection platform and improve productivity in an efficient and cost effective manner. We maintain a full-time staff of technology professionals who monitor and maintain our information technology and communications structure. We utilize a centralized data center model. This leverages economies of scale in providing distributed computing capabilities.

The collection software in use today enables us to:

•	automate the loading of accounts in order to expedite collecting after purchase;

•	segment the accounts to optimize collection strategies;

•

interface with third party letter production and mailing vendors, credit reporting services and information service providers to effectively communicate with debtors and obtain efficiencies in our operations;

•	integrate with our automated dialer to increase the number of contacts with our debtors;

•	connect to a document imaging system to allow our associates, with appropriate responsibilities, to view scanned documents on accounts from their workstations while working on an account;

•	limit an associate’s ability to work outside of company guidelines;

•	query the appropriate database for any purpose which may be used for collection, reporting or other business matters;

•	establish parameters to comply with federal and state laws; and

•	provide comprehensive data feeds to our business intelligence application for decision science analytics.

In order to minimize the potential impact of a disaster or other interruption of data or telephone communications that are critical to our business, we have:

•	a diesel generator sufficient in size to power our entire Warren, Michigan headquarters, including our centralized systems;

•	a back-up server sufficient in size to handle our collection platform located in a separate data center;

•	replication of data from the primary system to the backup system;

•	an ability to have inbound phone calls rerouted to other offices;

•	fire suppression systems in our primary and back-up data centers;

•	redundant data paths to each of our call center offices and data centers;

•	daily back-up of all of our critical applications with the tapes transported offsite to a secure data storage facility; and

•	data replication in our primary server to preserve data in the event of a failure of a storage component.

In addition, we have state-of-the-art dialer systems for incoming and outgoing calls that include call recording and messaging technology.

Regulation and Legal Compliance—Collection Activities

We have a robust Compliance Department under the oversight of our Office of the General Counsel. Our Compliance Department assists with training our staff in relevant areas including extensive training on the Fair Debt Collection Practices Act and other relevant laws and regulations. Our Office of the General Counsel distributes guidelines and procedures for collection personnel to follow when communicating with customers, customer’s agents, attorneys and other parties during our recovery efforts. This includes approving all written communications to account debtors. In addition, our Office of the General Counsel regularly researches, and provides collections personnel and our training department with summaries and updates of changes in federal and state statutes and relevant case law so that they are aware of and maintain compliance with changing laws and judicial decisions.

Federal, state and local statutes establish specific guidelines and procedures, which debt collection account representatives must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable federal, state and local laws in all of our recovery activities, and as such, we have established comprehensive procedures for compliance. Failure to comply with these laws could lead to fines, suits and disruption of our collection activities that could have a material adverse effect on us.

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

•

Fair Credit Reporting Act/Fair and Accurate Credit Transaction Act of 2003. The Fair Credit Reporting Act (“FCRA”) and its amendment entitled the Fair and Accurate Credit Transaction Act of 2003 (“FACT Act”) place requirements on credit information furnishers regarding verification of the accuracy of information furnished to credit reporting agencies and requires such information furnishers to investigate consumer disputes concerning the accuracy of such information. The FACT Act also requires certain conduct in the cases of identity theft or unauthorized use of a credit card and direct disputes to the creditor. We furnish information concerning our accounts to the three major credit-reporting agencies, and it is our practice to correctly report this information and to investigate credit-reporting disputes in a timely fashion;

•

Dodd-Frank Wall Street Reform and Consumer Protection Act. This act authorized the creation of the Consumer Financial Protection Bureau (“CFPB”). The CFPB will have authority to regulate and examine the Company. While the CFPB will have wide ranging authority over the Company it is not yet possible to know what its specific impact will be as it has not yet implemented any rules or regulations governing our business;

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

There are federal and state statutes concerning identity theft or unauthorized use of a credit card. Some of these provisions place restrictions on our ability to report information concerning receivables, which may be subject to identity theft or unauthorized use of a credit card, to consumer credit reporting agencies. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the recovery of consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our charged-off consumer receivable portfolios. In addition, our failure to comply with these requirements could adversely affect our ability to recover the receivables and increase our costs.

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

Associates

As of December 31, 2010, we employed 1,258 associates, including 1,206 associates on a full-time basis and 52 associates on a part-time basis.

Training

We have a comprehensive training program that incorporates a standardized collection methodology. Our program emphasizes quality in collection tactics, including compliance with laws and regulations, and contains a structured model that is used to enhance collection activities. We also provide a development training program for our new account representatives and continuing education opportunities for all associates via the Company’s learning center. Our training includes several learning approaches, including classroom interactive activities, computer-based training and on-the-job training.

New collection account representatives are required to complete an eight-week training program. The program is divided into two four-week modules. The initial four-week module has weekly objectives using various learning activities. The first week includes federal, state and local collection laws (with particular emphasis on the FDCPA and the FACT Act), telephone collection techniques and core company policies, procedures and practices. The second week includes structured learning of our collection software and information technology tools including call simulations and role play. During weeks three and four, new hires form a collection team and supervised collection calls are made. Instruction and guidance is shared with new associates to improve productivity. Training includes discussion of challenges faced by associates and debriefing of the activities performed. Interactive activities are used to enhance collection and organization skills.

The second four-week training module transitions the collection team to the collection floor, where they are assigned productivity goals and work under the direction of a supervisor. This team of new hires continues to receive closely monitored training and reviews key elements from the first session.

New legal account representatives are required to complete a four-week training program. The first two weeks are the same for legal account representatives as for non-legal collection account representatives. The second week of training focuses on the legal processes and procedures, collections software and also includes supervised collection calls. Weeks three and four include closely supervised implementation of assigned duties by the legal department.

All account representatives are tested annually on their knowledge of the FDCPA and other applicable laws. Account representatives not achieving our minimum standards are required to complete a FDCPA review session and are then retested. In addition, annual supplemental instruction in the FDCPA and collection techniques is provided to all of our account representatives.

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

We caution that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date the statement is made and we do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

The risk factors contained below could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance.

Our access to capital through our credit agreement is critical to our ability to continue to grow. If our available credit is materially reduced or the credit agreement is terminated and we are unable to replace it on favorable terms or at all, our ability to purchase charged-off receivables and our results of operations may be materially and adversely affected.

We believe that access to capital through our credit agreement has been critical to our ability to maintain our operations. Our inability to obtain financing and capital as needed or on terms acceptable to us would limit our ability to acquire additional receivable portfolios and to operate our business. We have a $100.0 million revolving line of credit that expires June 5, 2012 and a $150.0 million term loan facility that matures on June 5, 2013. If our available credit is materially reduced or the credit agreement is terminated as a result of noncompliance with a covenant or other event of default and if we are unable to replace it on relatively favorable terms or at all, our ability to purchase charged-off receivables to generate collections and cash flow and our results of operations may be materially and adversely affected.

All of our receivable portfolios are pledged to secure amounts owed to our lenders under our credit agreement. In addition, our credit agreement imposes a number of restrictive covenants on how we operate our business. These include financial covenants. As of December 31, 2010, we had the ability to borrow an additional $55.8 million under the most restrictive of these financial covenants. Our ability to meet these financial covenants is predicated on our ability to continue to generate revenues and other financial results at levels sufficient to satisfy the requirements of our credit agreement. Failure to satisfy any one of these covenants could result in all or any of the following consequences, each of which could have a material adverse effect on our ability to conduct business:

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

We may not be able to resolve the investigation by the Federal Trade Commission (“FTC”) to our satisfaction.

The FTC is conducting an investigation into our debt collection practices under the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Federal Trade Commission Act, which may result in a decree that would impose injunctive relief and a civil money penalty on the Company. If we are unsuccessful in our efforts to resolve the matter on satisfactory terms, an action by the FTC may result in limitations on the manner in which we conduct our debt collection practices that may materially harm our business and reduce our profitability and prospects.

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

New federal, state or local laws or regulations, such as regulations adopted by the new federal Bureau of Consumer Financial Protection under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future or significantly increase the cost of regulatory compliance. Any new laws, such as the Credit CARD Act of 2009 that limits fees and interest charges on credit card holders, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our charged-off consumer receivable portfolios and may have a material adverse effect on our business and results of operations. In addition, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of consumer receivables. The FTC has proposed amendments to the Fair Debt Collection Practices Act that, if enacted, may adversely affect our business and results of operations. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our charged-off consumer receivable portfolios, which could reduce our profitability and harm our business.

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

A significant portion of our collections depend on our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor.

We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against debtors. A decrease in the willingness of courts to grant such judgments, a change in the requirements for filing such cases or obtaining such judgments, or a decrease in our ability to collect on such judgments could have a material and adverse effect on our results of operations. The FTC has issued a report encouraging states to impose specific, greater restrictions on litigation to collect consumer debt. As we increase our use of the legal channel for collections, our short-term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may not be able to collect on certain aged accounts because of applicable statutes of limitations. We may be unable to obtain account documents for some of the accounts we purchase which may negatively impact our ability to collect those accounts. Courts in some jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against the account debtors. If we are unable to produce account documents, these courts will deny our claims. We may be subject to adverse effects of regulatory changes that we cannot predict.

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

The following factors may cause consumers to be more reluctant to pay their debts or to pursue legal actions against us:

•

Annually the FTC submits a report to Congress, which summarizes the complaints it has received regarding debt collection practices. The report contains the total number of complaints filed, the percentage of increases or decreases from the previous year in addition to an outline of key types of complaints.

•

Print and television media publish stories about the debt collection industry which cite specific examples of abusive collection practices. These stories are also published on websites, which can lead to the rapid dissemination of the story adding to the level of exposure to negative publicity about our industry.

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

Instability in the financial markets, continued economic weakness or a new economic recession may affect our access to capital and our ability to purchase and collect receivables. High unemployment rates may negatively affect our collections of charged-off consumer receivables.

Our success depends on our continued ability to purchase and collect charged-off consumer receivables. The unemployment rate in the United States remains elevated compared to historical levels. Residential real estate values remain depressed, negatively affecting consumers’ ability to pay debts. Individual consumers have been experiencing high delinquency rates on various consumer loans and decreased availability of credit. We have experienced the impact of these economic factors on our collections. Continued depression or further declines in real estate values, continued high levels of unemployment and continuing credit and liquidity concerns could further reduce our ability to collect on our purchased consumer receivable portfolios and would adversely affect their value. Financial pressure on the distressed consumer may lead to regulatory restrictions on our collections and increased litigation filed against us. We may be unable to predict the likely duration or severity of any adverse economic conditions and the effects they may have on our business, financial condition, results of operations, and cash flows.

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

If we are unable to purchase charged-off consumer receivables from credit originators in sufficient face value amounts at appropriate prices, our business may be harmed. The availability of portfolios of consumer receivables at prices which generate an appropriate return on our investment depends on a number of factors, both within and outside of our control, including:

•	our ability to borrow to fund purchases;

•	the absence of significant contraction in the levels of credit being extended by credit originators;

•	the absence of significant contraction in the levels of consumer obligations;

•	charge-off rates;

•	continued growth in the number of industries selling charged-off consumer receivable portfolios;

•	continued sales of charged-off consumer receivable portfolios by credit originators;

•	debt sellers willingness to sell portfolios to us;

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

A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers.

We expect that a specific percentage of our portfolio purchases for any given fiscal year may be concentrated with a few large sellers, some of which also may involve forward flow arrangements. The consolidation of major banks in recent years has resulted in fewer sellers of charged-off consumer receivables. We cannot be certain that any of our significant sellers will continue to sell charged-off receivables to us on terms or in quantities acceptable to us, or that we would be able to replace such purchases with purchases from other sellers.

A significant decrease in the volume of purchases from any of our principal sellers would force us to seek alternative sources of charged-off receivables. We may be unable to find alternative sources from which to purchase charged-off receivables, and even if we could successfully replace such purchases, the search could take time, the receivables could be of lower quality, cost more, or both, any of which could materially adversely affect our financial performance.

Our operations could suffer from telecommunications or technology downtime or from not responding to changes in technology.

Our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty or operating malfunction (including outside influences such as computer viruses), could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately. Any failure of our information systems or software and their backup systems would interrupt our operations and harm our business. Computer and telecommunications technologies evolve rapidly. We may not be successful in anticipating, managing or adapting technological changes on a timely basis, which could reduce our profitability or disrupt our operations and harm our business. In addition, we rely significantly on various outside vendors for the software used in operating our current collections platform. Our business operations would be disrupted and our results of operations may be harmed if they were to cease operations or significantly reduce their support to us.

We are subject to examinations and challenges by tax authorities.

Our industry is relatively new and unique and, as a result, there is not a set of well defined laws, regulations or case law for us to follow that match our particular facts and circumstances for some tax positions. Therefore, certain tax positions we take are based on industry practice, tax advice and drawing similarities of our facts and circumstances to those in case law relating to other industries. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base and apportionment. Challenges made by tax authorities to our application of tax rules may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions, as well as, inconsistent positions between different jurisdictions on similar matters. If any such challenges are made and are not resolved in our favor, they could have an adverse effect on our financial condition and results of operations.

We are dependent on our management team for the adoption and implementation of our strategies and the loss of their services could have a material adverse effect on our business.

Our future success depends on the continued ability to recruit, hire, retain and motivate highly skilled management. The continued growth and success of our business is particularly dependent upon the continued services of our Chief Executive Officer and other executive officers. Our performance also depends on our ability to retain and motivate our other executives. The loss of the services of one or more of our executive officers or other key associates could disrupt our operations and impair our ability to continue to acquire or collect on portfolios of charged-off consumer receivables and to manage and expand our business. We do not maintain key person life insurance policies for our executive officers or key associates.

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

The estimates used in the interest method (“Interest Method”) to calculate the projected internal rate of return (“IRR”) on our portfolios are primarily based on historical cash collections and payer dynamics. If actual future cash collections are materially different in amount or timing than the remaining collections estimate, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact to revenue due to reversal of impairments or increases in yields and revenues. Higher than projected collections could also have a short term impact of increased amortization, which results in lower net income. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and result in an impairment of the purchased receivable balance. Impairments may cause reduced earnings or volatility in earnings which could have the effect of depressing the price per share of our common stock and reducing our consolidated tangible net worth and put pressure on the financial covenants in our credit facilities. Refer to “Critical Accounting Policies—Revenue Recognition” on page 51 for further information regarding the Interest Method and estimates.

We may not be able to collect sufficient amounts on our charged-off consumer receivables, which would adversely affect our results of operations, our ability to satisfy debt obligations, our purchase of new portfolios and our future growth.

Our business consists of acquiring and collecting receivables that consumers have failed to pay and that the credit originator has deemed uncollectible and has charged-off. The credit originators or other debt sellers generally have attempted to recover on their charged-off consumer receivables before we purchase such receivables, often using a combination of in-house recovery and third party collection efforts. Because there generally have been multiple efforts to collect on these portfolios of charged-off consumer receivables before we attempt to collect on them, our attempts to collect may not be successful. Therefore, we may not collect a sufficient amount to cover our investment associated with purchasing the charged-off consumer receivable portfolios and the costs of running our business, which would adversely affect our results of operations. In addition, if cash flows from operations are less than anticipated, our ability to satisfy our debt obligations, purchase new portfolios and achieve growth and profitability may be materially and adversely affected.

There can be no assurance that our success in generating collections in the past will be indicative of our ability to be successful in generating collections in the future.

We are highly dependent on revenues generated from our purchased receivable collection activities. Entry into new markets or other attempts to diversify our business model may not be successful.

Substantially all our operating revenues are generated from collections on charged-off purchased receivables. Although we use multiple collection approaches, changing economic factors or collection laws, for example, may impact our ability to collect regardless of the collection approach we pursue. Although management may seek opportunities to diversify, we may not be successful.

We experience high turnover rates for our account representatives. We may not be able to hire and retain enough sufficiently trained account representatives to support our operations.

Our ability to collect on new and existing portfolios and to acquire new portfolios is substantially dependent on our ability to hire and retain qualified associates. The consumer accounts receivables management industry is labor intensive and, similar to other companies in our industry, we experience a high rate of associate turnover. For 2010, our annual turnover rate was 79.6% and our collection department associate turnover rate was 111.7%. Based on our experience, account representatives who have been with us for more than one year are generally more productive than account representatives who have been with us for less than one year. In 2010, our turnover rate for all associates employed by us for at least one year was 51.6% and 76.1% for collection department associates. We compete for qualified associates with companies in our industry and in other industries. Our operations require that we continually hire, train and, in particular, retain account representatives. In addition, we believe the level of training we provide to our associates makes them attractive to other collection companies, which may attempt to recruit them. A higher turnover rate among our account representatives will increase our recruiting and training costs, may require us to increase associate compensation levels and will limit the number of experienced collection associates available to service our charged-off consumer receivables. If this were to occur, we may not be able to service our charged-off consumer receivables effectively, which could reduce our ability to operate profitably.

Significant increases in interest rates could adversely impact our financial position, results of operations and cash flows.

Our credit agreement bears interest at 200 to 250 basis points over prime or 300 to 350 basis points over the London Inter Bank Offer Rate. Although a portion of our outstanding borrowings have a fixed rate of interest resulting from a swap agreement, a portion is not fixed. In addition, in the future, we may amend our credit agreement, which could significantly impact the rates of interest we pay. As a result of these factors, fluctuations in interest rates may adversely impact our financial position, results of operations and cash flows.

We face intense competition that could impair our ability to achieve our goals.

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

We face bidding competition in our acquisition of charged-off consumer receivable portfolios. We believe successful bids generally are awarded based predominantly on price and to a lesser extent based on service and relationships with debt sellers. Some of our current competitors, and possible new competitors, may have more effective pricing and collection models, more efficient operating structure, greater adaptability to changing market needs and more established relationships in our industry than we have. Moreover, our competitors may elect to pay prices for portfolios that we determine are not reasonable and, in that event, our volume of portfolio purchases may be diminished. There can be no assurance that our existing or potential sources will continue to sell their charged-off consumer receivables at recent levels or at all, or that we will continue to offer competitive bids for charged-off consumer receivable portfolios. In addition, there continues to be a consolidation of issuers of credit cards, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market and, consequently, could over time, give the remaining sellers increasing market strength in the price and terms of the sale of charged-off credit card accounts and could cause us to accept lower returns on our investment in that paper than we have historically achieved.

If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to portfolios of charged-off consumer receivables in sufficient face-value amounts at appropriate prices. As a result, we may experience reduced profitability which, in turn, may impair our ability to achieve our goals.

We may acquire charged-off receivable portfolios in industries in which we may have little or no experience. If we do not successfully collect on these portfolios, revenue may decline and our results of operations may be materially and adversely affected.

We may acquire portfolios of charged-off consumer receivables in industries in which we have limited experience some which may have specific regulatory restrictions with which we have no experience. Our limited experience in these industries may impair our ability to effectively and efficiently collect on these portfolios. Furthermore, we need to develop appropriate pricing models for these markets, and there is no assurance that we will do so effectively. When pricing charged-off consumer receivables for industries in which we have limited experience, we attempt to adjust our models for expected or known differences from our traditional models. However, our pricing models are primarily based on historical data for industries in which we do have experience. This may cause us to overpay for these portfolios, and consequently, our profitability may suffer as a result of these portfolio acquisitions.

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

The majority of our shares of common stock are held by relatively few shareholders. As of February 3, 2011, our directors, executive officers and beneficial owners of 5% or more of our common stock controlled approximately 85.8% in total of our outstanding shares. Our largest shareholder, AAC Quad-C Investors, LLC (“Quad-C”), which controls 35.7% of our common stock, and our fourth largest shareholder, Nathaniel F. Bradley IV, our chairman, who controls 12.4% of our common stock, have an agreement with the Company obligating it to register their shares with the SEC for sale. In May 2008, Quad-C exercised that right as to all of its shares and there is currently on file with the SEC an effective shelf registration statement permitting Quad-C to engage in a public sale of its shares. A sale of its shares of the Company’s common stock by Quad-C or other significant holders may have the effect of depressing the price per share of our common stock because of the relatively low trading volume in our shares.

The recognition of impairment charges on goodwill would adversely impact our financial position and results of operations.

We are required to perform impairment tests on our goodwill annually or at any time when events occur which could affect the fair value of these assets. Our determination of whether an impairment has occurred is based on a comparison of the asset’s fair value with its book value. Several factors are considered when calculating fair value, some of which involve significant management estimates. Significant and unanticipated changes in circumstances, such as adverse changes in business climate, declining expectations of cash flows or operating results, adverse actions by regulators, unanticipated competition, or changes in technology or markets, could require an impairment in a future period that could substantially affect our reported earnings and reduce our consolidated net worth and shareholders’ equity.

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

Item 1B.	Unresolved Staff Comments

We do not have any unresolved staff comments.

Item 2.	Properties

The following table provides information relating to our operating facilities as of February 18, 2011:

Location	Approximate Square Footage	Lease Expiration Date	Use
Warren, Michigan	200,000	May 31, 2016	Principal executive offices and call center, with collections and legal collections

Riverview, Florida	52,280	May 31, 2016	Call center, with collections and legal collections

Brooklyn Heights, Ohio	30,443	October 31, 2011	Legal collections

Tempe, Arizona	24,960	May 31, 2015	Call center, with collections and legal collections

Chicago, Illinois	20,905	November 30, 2012	Legal collections

San Antonio, Texas	17,445	November 30, 2014	Call center, with collections and legal collections

Sparks, Maryland	5,100	August 31, 2012	Legal collections and software development and support

Richmond, Virginia	1,374	July 31, 2011	Legal collections

Woodbury, New Jersey	288	Month-to-Month	Legal collections

Deerfield Beach, Florida	240	Month-to-Month	Legal collections

Prior to December 31, 2010, we closed our call center collection operations in our Chicago, Illinois and Brooklyn Heights, Ohio (also referred to as “Cleveland”) offices. We currently maintain legal collection operations in those offices while we look for alternative space for those groups. We intend to settle these two leases prior to their normal termination dates, and at the end of the year had a restructuring accrual of $1.1 million to cover those expected costs. We believe that our existing facilities are sufficient to meet our current needs and that suitable additional or alternative space will be available on a commercially reasonable basis.

Item 3.	Legal Proceedings

In the ordinary course of business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using both our in-house attorneys and our network of third party law firms, against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material and adverse effect on our financial condition.

As previously reported, the FTC commenced an investigation into our debt collection practices under the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Federal Trade Commission Act. The FTC staff forwarded draft pleadings and a proposed consent decree to the Company for consideration. The Company and its counsel continue to have discussions with the FTC staff to resolve this matter. We do not believe that the resolution of this matter will have a material adverse effect on our business.

Item 4.	Reserved

There are no items to be disclosed under this section.

Supplemental Item.    Executive Officers of the Company

The following table sets forth information regarding our executive officers:

Name	Age	Position
Rion B. Needs	48	President and Chief Executive Officer
Reid E. Simpson	54	Senior Vice President-Finance, Chief Financial Officer, Assistant Secretary and Treasurer
Deborah L. Everly	38	Senior Vice President and Chief Acquisitions Officer
Mark J. Cavin	52	Vice President-Collections
Deanna S. Hatmaker	46	Vice President-Human Resources and Corporate Communications
Edwin L. Herbert	60	Vice President-General Counsel and Secretary
Darin B. Herring	42	Vice President-Legal Collections and Business Transformation
Todd C. Langusch	39	Vice President and Chief Information Officer

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

Reid E. Simpson, Senior Vice President-Finance and Chief Financial Officer, Assistant Secretary and Treasurer—Mr. Simpson joined our Company in May, 2010 as Senior Vice President-Finance, Chief Financial Officer, Assistant Secretary and Treasurer. From 2007 to 2010, Mr. Simpson served as the Executive Vice President and Chief Financial Officer of Aircell LLC, a leading provider of in-flight mobile broadband services to the commercial and business aviation industries in the United States. Prior to joining Aircell, Mr. Simpson served as Chief Financial Officer of eCollege from 2004 to 2007. Mr. Simpson is currently a board member of Datamark Inc., a provider of enrollment marketing services to the higher education market. Mr. Simpson has over 25 years of experience in finance roles including other Chief Financial Officer positions.

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

Mark J. Cavin, Vice President–Collections—Mr. Cavin joined our Company as Vice President-Collections in December 2009. Prior to joining us, Mr. Cavin was President of Collection Intelligence, Inc. located in San Diego California during 2009. Mr. Cavin also served as Senior Director and Chief Operating Officer at Arrow Financial Services, where he was responsible for the internal and external servicing operations of the company from 2001 to 2009. Prior to joining Arrow Financial Services, Mr. Cavin was Senior Manager with Union Bank of California from 1990 to 2001. Mr. Cavin has over 31 years of experience in the collection industry.

Deanna S. Hatmaker, Vice President–Human Resources and Corporate Communications—Ms. Hatmaker joined our Company in January 2006 as Vice President-Human Resources. Ms. Hatmaker previously served as the Director and Human Resources Officer in the Michigan Administrative Information Services (“MAIS”) business unit at the University of Michigan, Ann Arbor, Michigan from 2003 to 2005. Prior to joining MAIS, Ms. Hatmaker also served as Vice President – Human Resources and as a member of senior management with H&R Block Financial Advisors, Detroit, Michigan. Ms. Hatmaker has been in the financial services industry for over 20 years.

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

Todd C. Langusch, Vice President and Chief Information Officer—Mr. Langusch joined our Company in November 2010 as Vice President and Chief Information Officer. Mr. Langusch previously served as Chief Executive Officer of Tech Lock, Inc. from 2008 to 2010. Tech Lock provides technology consulting services to clients in the debt collection industry and others. Prior to Tech Lock, Mr. Langusch served as a senior director of information technology and information security at Sallie Mae from 2004 to 2008. Prior to joining Sallie Mae, Mr. Langusch served as a senior manager of information technology for MCI from 2001 to 2003. MCI is a leading provider of advanced communications services for large business, government and international organizations. Mr. Langusch is a member of the Information Systems Audit and Control Association and an ACA International Certified Instructor. Mr. Langusch has over 20 years of experience in privacy, information security, and information technology.

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

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “AACC”. Public trading of our common stock commenced on February 5, 2004. The following table sets forth the high and low closing sales prices for our common stock, as reported by The NASDAQ Global Select Market, for the periods indicated:

	2010		2009
	High	Low	High	Low
Fourth Quarter	$6.35	$4.77	$7.51	$5.04
Third Quarter	5.44	3.55	8.62	6.87
Second Quarter	8.16	4.12	9.82	5.22
First Quarter	7.41	5.14	6.46	3.19

On February 9, 2011, the last reported sale price of our common stock on The NASDAQ Global Select Market was $6.20 per share. As of that date, there were 34 record holders of our common stock.

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

We did not sell any equity securities during 2010 that were not registered under the Securities Act.

Stock Performance Graph

The following graph compares the cumulative total return of our common stock from December 31, 2005 through December 31, 2010, against (i) the NASDAQ Index, (ii) the Morningstar Credit Services Index and (iii) the stocks comprising a peer group index selected by us. We are transitioning to the Morningstar Credit Services Index as we believe a published industry index provides a better comparison for our common stock than using a peer group index. The peer group index will not be utilized in future periods. In addition, we previously reported the results of an investment in the Russell 2000 Index. We are no longer including this information because we believe it is redundant when the NASDAQ Index is included. The graph assumes that $100 was invested in our common stock on December 31, 2005, as well as in each of the indices described above, and dividends, if any, were reinvested. The companies selected for the peer index are First City Financial Corp., Encore Capital Group, Inc., Portfolio Recovery Associates, Inc. and Asta Funding, Inc.

Total Return Date	AACC	NASDAQ	Morningstar Credit Services	Peer Group Index
12/31/2005	$100.00	$100.00	$100.00	$100.00
12/31/2006	74.89	110.25	115.94	96.36
12/31/2007	53.94	121.88	93.49	80.70
12/31/2008	26.48	73.10	70.68	46.69
12/31/2009	35.13	106.22	117.11	79.45
12/31/2010	30.73	125.36	116.07	118.93

Item 6.	Selected Financial Data

The following selected consolidated statements of financial position data as of December 31, 2006, 2007, 2008, 2009 and 2010 and related selected consolidated statements of operations data for each of the years then ended have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP (2006-2007) and Grant Thornton, LLP (2008-2010), both independent registered public accounting firms. The data should be read in connection with the accompanying consolidated financial statements, related notes and other information included herein.

On April 28, 2006, the Company purchased 100% of the outstanding shares of PARC. As a result, the accompanying consolidated financial statements include the accounts of AACC and all subsidiaries, including

PARC since the date of acquisition. On July 29, 2010, the Company committed to exit the healthcare accounts receivable purchase and collection activities conducted by its PARC subsidiary. Subsequently, our PARC subsidiary was dissolved on December 15, 2010.

In July 2010, LRS was created as a new wholly-owned subsidiary of AACC. On July 21, 2010, LRS completed an acquisition of substantially all of the assets of BSI. As a result, the accompanying consolidated financial statements also include the activities of LRS since the date of acquisition.

For more detailed information about our corporate history, see “Item 1. Business—History”.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	($ in thousands, except per share and dividend data)
STATEMENT OF OPERATIONS DATA:
Revenues
Purchased receivable revenues, net	$195,794	$171,275	$232,901	$245,692	$251,693
Gain on sale of purchased receivables	1,212	399	165	840	2,954
Other revenues, net	1,394	813	1,146	1,466	226

Total revenues	198,400	172,487	234,212	247,998	254,873

Expenses
Salaries and benefits	72,389	77,666	83,348	82,917	82,274
Collections expense	99,298	89,095	89,459	99,387	79,367
Occupancy	6,730	7,588	7,727	9,138	8,967
Administrative	9,818	8,694	10,511	10,529	8,376
Depreciation and amortization	4,666	4,107	3,955	4,275	4,179
Restructuring charges	4,225	—	—	906	—
Impairment of assets	—	1,168	616	267	—
Loss on disposal of equipment and other assets	214	355	222	137	23

Total operating expenses	197,340	188,673	195,838	207,556	183,186

Income (loss) from operations	1,060	(16,186)	38,374	40,442	71,687
Other income (expense)
Interest expense	(11,204)	(10,169)	(13,024)	(8,146)	(646)
Interest income	8	34	32	471	2,035
Other	68	130	22	151	(12)

(Loss) income before income taxes	(10,068)	(26,191)	25,404	32,918	73,064
Income tax (benefit) expense	(8,452)	(9,757)	9,681	12,512	27,546

Net (loss) income	$(1,616)	$(16,434)	$15,723	$20,406	$45,518

Net (loss) income per share basic	$(0.05)	$(0.54)	$0.51	$0.63	$1.24
Net (loss) income per share diluted	$(0.05)	$(0.54)	$0.51	$0.63	$1.24
Weighted-average shares basic	30,693	30,634	30,566	32,517	36,589
Weighted-average shares diluted	30,693	30,634	30,592	32,604	36,621
Dividends per common share	$—	$—	$—	$2.45	$—

	December 31,
	2010	2009	2008	2007	2006
	($ in thousands)
FINANCIAL POSITION DATA:
Cash	$5,636	$4,935	$6,043	$10,474	$11,307
Purchased receivables, net	321,318	319,772	361,809	346,199	300,841
Total assets	363,774	366,416	408,171	395,409	350,583
Deferred tax liability, net	52,864	57,525	64,470	60,165	60,632
Total debt, including capital lease obligations	157,260	160,301	181,550	191,268	17,080
Total stockholders’ equity	123,903	123,097	136,628	122,419	256,178

	Years Ended December 31,
	2010	2009	2008	2007	2006
	($ in thousands)
OPERATING AND OTHER FINANCIAL DATA:
Cash collections	$328,818	$334,031	$369,578	$371,178	$340,870
Operating expenses to cash collections	60.0%	56.5%	53.0%	55.9%	53.7%
Acquisitions of purchased receivables at cost(1)	$136,284	$120,927	$153,529	$169,342	$142,232	(2)
Acquisitions of purchased receivables at face value	$3,790,322	$4,416,484	$3,760,348	$5,197,524	$5,622,389	(2)
Acquisitions of purchased receivables cost as a percentage of face value	3.60%	2.74%	4.08%	3.26%	2.53	%(2)

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

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to the differences include those discussed in “Item 1A. Risk Factors”, as well as those discussed elsewhere in this Annual Report. The references in this Annual Report to the U.S. Federal Reserve Board are to the Federal Reserve Statistical Release, dated February 7, 2011 and the Federal Reserve Consumer Credit Historical Data website (www.federalreserve.gov/releases/g19/hist/) or the Federal Reserve Charge-Off and Delinquency Rates on Loans and Leases at Commercial Banks website (www.federalreserve.gov/releases/chargeoff/).

Company Overview

We have been purchasing and collecting charged-off accounts receivable portfolios (“paper”) from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, telecommunications and utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount. Over the last ten years, we purchased 1,182 consumer debt portfolios, with an original charged-off face value of $43.3 billion for an aggregate purchase price of $1.1 billion, or 2.57% of face value, net of buybacks. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize collections.

Macro-economic factors have impacted our results of operations both positively and negatively over the course of 2009 and 2010. Factors such as reduced availability of credit for consumers, a depressed housing market, elevated unemployment rates and other factors have had a negative impact on us by making it more difficult to collect from consumers on the paper we have acquired. Conversely, as a result of these negative macro-economic factors, the supply of available paper increased while prices we paid remained at lower levels than in recent years. We have observed indicators that some of these trends may be starting to reverse. For example, we are observing increased competition for available paper and, depending on credit originator, the supply may be decreasing which results in higher pricing. Certain macro-economic factors, such as the unemployment rate, also have shown improvement in recent months.

Our levels of purchasing increased in 2010 when compared to 2009. We amended our credit agreement in the second quarter of 2010 which significantly increased our ability to borrow on our revolving credit facility. That increased capacity allowed us to increase purchases of paper during the year. In 2010, we purchased a higher percentage of fresh and primary paper than in recent years. The cost of paper in the fresh and primary stages of delinquency is typically higher as a percentage of face value; however, collections tend to be received sooner and at a lower cost. In addition, since this paper has been charged-off more recently, it has a longer life for collection activities.

Collections during the second half of 2010 increased when compared to the same period of 2009, which is the first time we experienced year-over-year growth since the third quarter of 2008. However, full year collections declined when compared to 2009 as a result of the difficult collections environment and macro-economic factors discussed above, particularly early in 2010. First half collections were also negatively impacted by reduced purchasing in 2009 when compared to 2008 because collections on portfolios are usually the strongest six to 18 months after purchase.

Purchased receivable revenues for 2010 were higher than 2009 even though collections were lower. This increase in revenue is primarily related to amortization driven by lower impairments. In 2009, we recorded significant impairments to the carrying values of purchased receivables because we determined that the IRRs assigned to certain portfolios were too high in relation to the timing or amount of estimated remaining collections. During 2010, we exceeded our revised collection forecasts for certain portfolios allowing us to recognize yield increases and reverse certain previously recorded impairments. If collections continue to exceed our expectations, we may further increase IRRs or reverse previous impairments. However, if collections do not continue to meet expectations, we may be required to record additional impairments. The increase in revenue on amortizing portfolios during the year was partially offset by a decrease in zero basis collections (collections on fully amortized portfolios) which are accounted for as revenue in the period collected. These fully amortized portfolios are generally at least five years old, and become more difficult to collect as they continue to age.

In addition to the items discussed above, our results of operations are influenced by certain industry and economic trends, including:

•

Levels of outstanding consumer credit—According to the U.S. Federal Reserve Board, the amount of outstanding revolving and non-revolving consumer credit was $2.4 trillion in December 2010, which is consistent with the level of outstanding consumer credit in recent years. The level of consumer debt obligations indicates future charge-offs and availability of paper. Tightening credit standards or other factors in the future may result in lower consumer credit outstanding.

•

Charge-off rates—According to the U.S. Federal Reserve Board, the charge-off rate, the rate at which accounts are charged-off measured as a percentage of total outstanding consumer credit, increased for the first two quarters and decreased for the second two quarters of 2010. The average charge-off rate for 2010 is higher than the average charge-off rate for 2009. Combined with the stable level of consumer credit outstanding, this indicates that a favorable supply environment for debt purchasers is likely to continue.

•

Supply and pricing environment for purchased receivables—The supply and pricing of purchased receivables available in the market is influenced by the levels of outstanding consumer credit and charge-off rates, among other factors. In general, prices increased in 2010 for paper in all stages of delinquency, with the most significant change in the fresh and primary segments.

•

Impact of macro-economic factors—Macro-economic factors affect consumer’s ability to satisfy outstanding debt. The residential real estate market in the United States began to experience a significant downturn in the second half of 2007 and real estate values generally remained depressed during 2010. The unemployment rate and the number of individual bankruptcy filings remained elevated during 2010, leaving individual consumers with fewer resources available to satisfy their debts and a continued challenging collection environment.

We continue to review our business and operations and look for opportunities to become more efficient, and in 2010 completed the following actions:

•

Acquisition—In July, we completed the purchase of substantially all of the assets of BSI, a software vendor, including the collection software it developed, which we had been implementing to replace our legacy collection platform. We made the acquisition to protect our investment in the software acquired and to enhance our ability to successfully complete implementation. In addition, we believe this acquisition allows us to further enhance our collection platform in an efficient and cost effective manner.

•

Termination of third party agency relationship—We incurred a charge of $5.3 million resulting from the termination for performance of a relationship with a third party service provider. The charge relates to a cash settlement payment to reimburse the third party for court costs incurred on our behalf that the third party would otherwise have recovered through commission in future periods.

•	Exited the purchase and collection of healthcare receivables—During the year, we exited the healthcare accounts receivable purchase and collection activities conducted by our PARC subsidiary and sold substantially all of our healthcare receivables to a third party. We recognized a gain of $0.9 million on the sale of these receivables. Because of the sale, we will forego future collections on these accounts. The historical impact of these collections was as follows:

	Year Ended December 31,
($ in thousands)	2010	2009
Collections from non-healthcare receivables	$325,361.2	$327,776.6
Collections from healthcare receivables	3,457.3	6,254.0

Total collections	$328,818.5	$334,030.6

•

Closing of the Deerfield Beach office and dissolution of PARC—In connection with ceasing the purchase and collection of healthcare receivables, we closed our Deerfield Beach office and dissolved our PARC subsidiary. Closing the Deerfield Beach office resulted in restructuring charges of $1.3 million, which included an impairment of $0.8 million related to trademark and trade names. During 2009, we recognized a related impairment charge of $1.2 million to trademark and trade names. We expect this restructuring action to reduce future operating expenses by approximately $2.5 million per year. In conjunction with dissolving the PARC subsidiary, we recognized a one-time tax benefit of $5.2 million.

•

Closed offices—In addition to closing our Deerfield Beach office, we closed our Chicago and Cleveland call center collection operations and shifted their inventory of receivables to other collection channels. In conjunction with closing these operations, we incurred restructuring charges of $3.0 million. We expect these restructuring actions to reduce future operating expenses by approximately $5.0 million per year.

In addition, during 2010, as part of our continuous review of our cost structure, we implemented a number of additional initiatives, focusing primarily on third party vendor spending, that are expected to favorably impact 2011 expenses.

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated:

	Percent of Total Revenues			Percent of Cash Collections
	Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008
Revenues
Purchased receivable revenues	98.7%	99.3%	99.4%	59.5%	51.3%	63.0%
Gain on sale of purchased receivables	0.6	0.2	0.1	0.4	0.1	0.1
Other revenues	0.7	0.5	0.5	0.4	0.2	0.3

Total revenues	100.0	100.0	100.0	60.3	51.6	63.4

Expenses
Salaries and benefits	36.5	45.0	35.6	22.0	23.3	22.5
Collections expense	50.0	51.7	38.2	30.2	26.7	24.2
Occupancy	3.4	4.4	3.3	2.0	2.3	2.1
Administrative	5.0	5.0	4.5	3.0	2.6	2.8
Depreciation and amortization	2.4	2.4	1.7	1.4	1.2	1.1
Restructuring charges	2.1	0.0	0.0	1.3	0.0	0.0
Impairment of assets	0.0	0.7	0.3	0.0	0.3	0.2
Loss on disposal of equipment and other assets	0.1	0.2	0.1	0.1	0.1	0.1

Total operating expense	99.5	109.4	83.7	60.0	56.5	53.0

Income (loss) from operations	0.5	(9.4)	16.3	0.3	(4.9)	10.4
Other income (expense)
Interest expense	(5.6)	(5.9)	(5.6)	(3.4)	(3.0)	(3.5)
Interest income	0.0	0.0	0.0	0.0	0.0	0.0
Other	0.0	0.1	0.1	0.0	0.0	0.0

(Loss) income before income taxes	(5.1)	(15.2)	10.8	(3.1)	(7.9)	6.9
Income tax (benefit) expense	(4.3)	(5.7)	4.1	(2.6)	(3.0)	2.6

Net (loss) income	(0.8)%	(9.5)%	6.7%	(0.5)%	(4.9)%	4.3%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues is the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2010	2009	Change	Percentage Change	2010	2009
Cash collections	$328.8	$334.0	$(5.2)	(1.6)%	100.0%	100.0%
Purchased receivable amortization	(133.0)	(162.7)	29.7	18.3	(40.5)	(48.7)

Purchased receivable revenues	$195.8	$171.3	$24.5	14.3%	59.5%	51.3%

The amortization rate of 40.5% for the year ended December 31, 2010 was 820 basis points lower than the amortization rate of 48.7% for the same period of 2009. The improvement in the amortization rate was primarily because of net impairments of $49.5 million recorded in 2009. The impairments were a result of significant declines in expectations for future collections on certain portfolios, particularly in the 2004 to 2007 vintage years. By contrast, results for 2010 included net impairment reversals of $2.3 million. Even though amortization as a percent of collections was more favorable in 2010 compared to the prior year, revenues, absent the effect of impairments, were lower as a result of a decrease in collections on fully amortized portfolios, a lower average carrying value of purchased receivables as a result of the impairments recognized in the fourth quarter of 2009, and lower average IRRs on recent purchases. Refer to “Supplemental Performance Data” on Page 42 for a summary of purchased receivable revenues and amortization rates by year of purchase and an analysis of the components of collections and amortization.

We believe that macro-economic factors affecting consumers’ liquidity and their ability to repay their obligations, and the low levels of purchasing in 2009 contributed to lower cash collections in 2010 compared to 2009. Macro-economic factors reducing consumers’ ability to pay included the average unemployment rate over the twelve-month period, which increased from 9.3% in December 2009 to 9.6% in December 2010, a depressed housing market and a continued tight credit environment for consumers, among other factors. In addition, during 2009, we invested 21.2% less in purchased receivables than we did in 2008. Generally, collections are strongest on portfolios six months to 18 months after purchase, therefore, that reduction in purchasing had a negative impact on collections in 2010, primarily during the first half of the year. Cash collections include collections from fully amortized portfolios of $49.4 million and $63.2 million for 2010 and 2009, respectively, of which 100% were reported as revenue. These fully amortized portfolios are generally at least five years old, and become more difficult to collect as they continue to age.

Revenues on portfolios purchased from our top three sellers were $78.0 million and $55.2 million during 2010 and 2009, respectively. The top three sellers were the same in both twelve-month periods.

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

	Years Ended December 31,
($ in millions, net of buybacks)	2010	2009	Change	Percent
Acquisitions of purchased receivables at cost	$136.3	$120.9	$15.4	12.7%
Acquisitions of purchased receivables at face value	$3,790.3	$4,416.5	$(626.2)	(14.2)%
Percentage of face value	3.60%	2.74%

Our investment in purchased receivables increased in 2010 compared to the prior year, which was consistent with our strategy to increase purchasing levels over those in 2009. We purchased 41.8% of paper in the fresh and primary stages of delinquency in 2010 compared to 15.5% during 2009. Fresh and primary paper generally have a higher purchase price than paper in the other stages of delinquency. As a result of fluctuations in the mix of purchases of receivables, the costs of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired. Forward flow purchases consisted of the following:

	Years Ended December 31,
($ in millions, net of buybacks)	2010	2009	Change	Percent
Forward flow purchases, at cost	$62.8	$59.5	$3.3	5.5%
Forward flow purchases, at face value	$1,329.2	$1,828.4	$(499.2)	(27.3)%
Percentage of face value	4.72%	3.25%
Percentage of forward flow purchases, at cost of total purchasing	46.0%	49.2%
Percentage of forward flow purchases, at face value of total purchasing	35.1%	41.4%

Investments in forward flow contracts were higher in 2010 than in the same period in 2009, but represented a smaller percentage of total purchases because of an increase in other types of purchasing. Through 2009, investments in forward flows made up a majority of our purchasing, which was consistent with our intent to lower total purchasing levels but maintain our fixed agreements with certain sellers. The increase in the average cost of these purchases in 2010 compared to 2009 was primarily a result of increased purchases of more recently charged-off receivables. Fresh and primary paper represented 79.5% of our forward flow purchases in 2010 compared to 16.6% in 2009. Purchases from forward flows in 2010 included 87 portfolios from 17 forward flow contracts. Purchases from forward flows in 2009 included 80 portfolios from 12 forward flow contracts.

Operating Expenses

Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections, as we believe this is appropriate because amortization rates, the difference between cash collections and revenues recognized, vary from year to year. Amortization rates vary due to seasonality of collections, impairments and other factors and can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.

The following table summarizes the significant components of our operating expenses:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2010	2009	Change	Percentage Change	2010	2009
Salaries and benefits	$72.4	$77.7	$(5.3)	(6.8)%	22.0%	23.3%
Collections expense	99.3	89.1	10.2	11.5	30.2	26.7
Occupancy	6.7	7.6	(0.9)	(11.3)	2.0	2.3
Administrative	9.8	8.7	1.1	12.9	3.0	2.6
Restructuring and impairment of assets	4.2	1.2	3.0	261.8	1.3	0.3
Other	4.9	4.4	0.5	9.4	1.5	1.3

Total operating expenses	$197.3	$188.7	$8.6	4.6%	60.0%	56.5%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2010	2009	Change	Percentage Change	2010	2009
Compensation—revenue generating	$44.5	$47.3	$(2.8)	(5.8)%	13.5%	14.2%
Compensation—administrative	15.4	15.4	—	0.1	4.7	4.6
Benefits and other	12.5	15.0	(2.5)	(16.8)	3.8	4.5

Total salaries and benefits	$72.4	$77.7	$(5.3)	(6.8)%	22.0%	23.3%

Compensation for our revenue generating departments was lower in 2010 due to lower average headcount for in-house account representatives, partially offset by increased incentive compensation. Benefits were favorable to the prior year due to the suspension of the Company matching component of our 401(k) plan and favorable healthcare benefits expenses, in part a result of increased associate contributions for these benefits.

Collections Expense. The following table summarizes the significant components of collections expense:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2010	2009	Change	Percentage Change	2010	2009
Forwarding fees	$40.8	$37.5	$3.3	8.8%	12.4%	11.2%
Court and process server costs	31.7	22.8	8.9	39.0	9.6	6.8
Lettering campaign and telecommunications costs	15.5	17.6	(2.1)	(11.9)	4.7	5.3
Data provider costs	6.1	5.8	0.3	5.2	1.9	1.7
Other	5.2	5.4	(0.2)	(3.7)	1.6	1.7

Total collections expense	$99.3	$89.1	$10.2	11.5%	30.2%	26.7%

Forwarding fees include fees paid to third parties to collect on our behalf including our agency firm in India. These fees increased in 2010 compared to 2009 because of higher cash collections generated by third parties, primarily driven by continued increases in non-legal work allocated to our agency firm in India. Collections from such third party relationships were $117.9 million and $109.9 million, or 35.9% and 32.9% of cash collections, for 2010 and 2009, respectively. Rates paid to forwarding agencies vary based on the age and type of paper that we outsource. Rates also vary based on the mix of work performed by our agency firm in India, which is generally at a lower rate than on collections we outsource domestically.

Court costs increased year over year as we increased legal activity, and also because of increases in court filing fees in certain jurisdictions. Our legal collection model requires an up-front investment in court costs and other fees before any collections are generated, and there may be considerable delay before we generate collections on the accounts in the legal process. This delay can cause a change in court costs that is disproportionate to the change in legal collections. In addition, we incurred a charge of $5.3 million resulting from the termination for performance of a relationship with a third party service provider. The charge relates to a cash settlement payment to reimburse the third party for court costs incurred on our behalf that the third party, would otherwise have recovered through commissions in future periods. We expect to recover these costs through lower commissions on future collections.

During 2010, we became more selective in our variable collection activities, such as telecommunications, lettering campaigns and use of data provider services, resulting in reductions in the related expenses. Generally, these costs are higher in the first six months after purchase of a portfolio as we ramp up collection activities.

Occupancy. Occupancy expenses declined to $6.7 million in 2010 from $7.6 million in 2009, primarily as a result of closing our Deerfield Beach and Chicago collection offices during the year. In addition, during 2009, we entered into two new lease agreements to replace our facilities in San Antonio and Phoenix (now located nearby in Tempe). The new lease agreements in San Antonio and Tempe are for less space than the prior agreements, which resulted in reduced occupancy expense during 2010. We continue to review our capacity to ensure we are utilizing all of our space effectively.

Administrative. Administrative expenses increased to $9.8 million in 2010 from $8.7 million for 2009. The increase is primarily related to defense charges for the FTC investigation, including an accrual for estimated settlement of $1.3 million, partially offset by a reduction in outside consulting fees.

Restructuring and Impairment of Assets. Restructuring charges were $4.2 million for 2010 and included charges related to exiting our healthcare receivable purchase and collection activities and closing three collection offices. The charges included employee termination benefits of $1.7 million, contract termination costs of $1.2 million for remaining lease payments, write-off of intangible assets of $0.8 million and other exit costs, including the write-off of furniture and equipment, of $0.5 million.

We recognized an impairment charge of $1.2 million in the third quarter of 2009 related to trademark and trade names associated with our healthcare collection activities. After the additional write-off of $0.8 million in 2010, there was no longer a carrying value of trademark and trade names in our consolidated statements of financial position.

Interest Expense. Interest expense was $11.2 million for 2010, an increase of $1.0 million compared to interest expense of $10.2 million for 2009. During the second quarter of 2010 and the fourth quarter of 2009, we amended our credit agreement, which resulted in additional deferred financing costs that will be amortized over the remaining term of the credit agreement. The increase in interest expense was due primarily to higher amortization of these deferred financing costs of $0.6 million. In addition, the increase in interest expense was due to an increase in average borrowings, which were $160.8 million during 2010 compared to $153.0 million in 2009. The amendments to our credit agreement included an increase in average interest rates and changes to the financial covenants. As a result, interest expense will be higher in future periods than it would have been under the terms of the agreement prior to amendment. Refer to “Liquidity and Capital Resources” for additional information.

Income Taxes. We recognized income tax benefits of $8.5 million and $9.8 million for 2010 and 2009, respectively. The current year tax benefit reflects a federal tax rate of 81.0% and a state tax rate of 2.9% (net of federal tax effect). For 2009, the federal tax rate was 34.2% and state tax rate was 3.1% (net of federal tax effect).

The rate differed from the expected federal statutory rate of 35% primarily due to our decision to dissolve PARC, which resulted in (i) a benefit of $5.2 million related to a worthless stock deduction to be claimed for our disposition of PARC, (ii) a benefit of $2.2 million related to the write-off of intercompany advances to PARC, (iii) an expense of $0.3 million related to the write-off of intangible assets associated with PARC, and (iv) an expense of $1.8 million related to the write-off of PARC’s prior net operating losses that will no longer be recognizable in future periods.

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

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2009	2008	Change	Percentage Change	2009	2008
Cash collections	$334.0	$369.6	$(35.6)	(9.6)%	100.0%	100.0%
Purchased receivable amortization	(162.7)	(136.7)	(26.0)	(19.1)	(48.7)	(37.0)

Purchased receivable revenues	$171.3	$232.9	$(61.6)	(26.5)	51.3%	63.0%

The decrease in purchased receivable revenues was primarily the result of lower cash collections and higher amortization, including net impairments, in 2009 compared to 2008.

We believe that the lower cash collections were primarily a result of macro-economic factors affecting consumers’ liquidity and their ability to repay their obligations. Macro-economic factors reducing consumers’ ability to pay include the unemployment rate, which increased from 7.4% at December 2008 to 10.0% at December 2009, falling residential real estate values and a tighter credit environment for consumers, among other factors. In addition, we reduced purchasing in the first half of 2009 in anticipation of increased supply and therefore lower prices in the second half of the year. We purchased over 65% of our receivables during 2009 in the second half of the year, including 35% of our total purchases in the fourth quarter alone. By following this strategy, we generated lower cash collections on 2009 investments in purchased receivables than if we had invested more in paper earlier in the year. Cash collections for the years ended December 31, 2009 and 2008 include collections from fully amortized portfolios of $63.2 million and $78.6 million, respectively, of which 100% were reported as revenue. In addition, our portfolios become more difficult to collect as they age, and we expect that performance on our older vintages, particularly 2006 and earlier, will not recover from the current economic downturn. We expect the macro-economic environment to continue to negatively affect collections during 2010.

The increase in amortization of purchased receivables in 2009 compared to 2008 was primarily the result of a $36.5 million increase in net impairments, partially offset by lower amortization of purchased receivables balances caused by lower collections. We experienced shortfalls in our actual cash collections versus our expectations, most notably on purchases made before 2007. We believe collections on these older vintages have been impacted to a greater extent by the challenging collections environment and because the accounts are older and the collection methods that we use often become less effective as accounts age. We continually review a number of factors related to our forecast of cash collections. In the fourth quarter of 2009, in connection with the preparation of our financial statements for the quarter and year ended December 31, 2009, we observed a significant difference between our estimated and actual cash collections, which caused us to perform a more in-depth review of our portfolios and their expected future performance. Based on our review, we expect these older vintages to continue to underperform our previous collections forecasts. This reduction in future expectations of cash collections on the 2004-2007 vintages resulted in an impairment of $32.4 million during the fourth quarter of 2009. Total net impairments recognized in 2009 were $49.5 million compared to $13.0 million for 2008.

We believe that the discount we applied to the estimated remaining collections on the 2004-2007 vintages should reduce the magnitude of impairments resulting from the economic downturn recognized on those vintages in the future. The 2008 and newer paper is not experiencing the same magnitude decline in collections as compared to expectations, generally because the initial expectations for these purchases were set at lower levels commensurate with the economic downturn in existence at the time of those purchases. We expect to continue to set more conservative initial expectations on purchases in the near future as we recover from the economic downturn.

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

The amortization rate of 48.7% for 2009 increased 11.7 percentage points from the amortization rate of 37.0% for 2008. We are experiencing lower collection rates relative to purchase price than we have historically for all vintage years. The economic downturn has lowered the amounts that we collect on our investments in purchased receivables, and combined with higher prices on the older vintages due to increased competition during the 2005-2007 timeframe, is causing an increase in total amortization as a percentage of cash collection. Refer to “Supplemental Performance Data” on Page 42 for a summary of purchased receivable revenues and amortization rates by year of purchase.

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

	Years Ended December 31,
($ in millions)	2009	2008	Change	Percent
Acquisitions of purchased receivables at cost	$120.9	$153.5	$(32.6)	(21.2)%
Acquisitions of purchased receivables at face value	$4,416.5	$3,760.3	$656.2	17.4%
Percentage of face value	2.74%	4.08%

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

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired. Forward flow purchases consisted of the following:

	Years Ended December 31,
($ in millions)	2009	2008	Change	Percent
Forward flow purchases, at cost	$59.5	$89.9	$(30.4)	(33.8)%
Forward flow purchases, at face value	$1,828.4	$1,651.9	$176.5	10.7%
Percentage of face value	3.25%	5.44%
Percentage of forward flow purchases, at cost of total purchasing	49.2%	58.6%
Percentage of forward flow purchases, at face value of total purchasing	41.4%	43.4%

Investments in forward flow contracts declined in 2009 from 2008 in substantially the same proportion as our total purchases declined for the same period. Because we expected pricing to decline during 2009, we were selective in entering into forward flow commitments during the early part of the year so that we were not locked into above market pricing later in the year. Additionally, since some forward flow contracts are of a twelve month duration and we did not commit early in the year, we lost the opportunity to invest in these contracts during the latter part of 2009. Purchases from forward flows in 2009 included 80 portfolios from 12 forward flow contracts. Purchases from forward flows in 2008 included 124 portfolios from 14 forward flow contracts.

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

The following table summarizes the significant components of our operating expenses:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2009	2008	Change	Percentage Change	2009	2008
Salaries and benefits	$77.7	$83.3	$(5.6)	(6.8)%	23.3%	22.5%
Collections expense	89.1	89.5	(0.4)	(0.4)	26.7	24.2
Occupancy	7.6	7.7	(0.1)	(1.8)	2.3	2.1
Administrative	8.7	10.5	(1.8)	(17.3)	2.6	2.8
Other	5.6	4.8	0.8	17.5	1.6	1.4

Total operating expenses	$188.7	$195.8	$(7.1)	(3.7)%	56.5%	53.0%

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

Salaries and Benefits. Salaries and benefits expense decreased because of lower variable incentive compensation and benefits driven by lower cash collections. The following table summarizes the significant components of our salaries and benefits expense:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2009	2008	Change	Percentage Change	2009	2008
Compensation—revenue generating	$47.3	$51.0	$(3.7)	(7.3)%	14.2%	13.8%
Compensation—administrative	15.4	16.0	(0.6)	(4.2)	4.6	4.3
Benefits and other	15.0	16.3	(1.3)	(7.9)	4.5	4.4

Total salaries and benefits	$77.7	$83.3	$(5.6)	(6.8)%	23.3%	22.5%

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

Collections Expense. Overall, collections expense was relatively flat year over year. The following table summarizes the significant components of collections expense and the changes in each:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2009	2008	Change	Percentage Change	2009	2008
Forwarding fees	$37.5	$34.9	$2.6	7.4%	11.2%	9.5%
Court and process server costs	22.8	23.7	(0.9)	(3.8)	6.8	6.4
Lettering campaign and telecommunications costs	17.6	18.0	(0.4)	(2.5)	5.3	4.9
Data provider costs	5.8	6.8	(1.0)	(15.4)	1.7	1.8
Other	5.4	6.1	(0.7)	(8.9)	1.7	1.6

Total collections expense	$89.1	$89.5	$(0.4)	(0.4)%	26.7%	24.2%

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

Impairment of Assets. Impairment of our trademark and trade names intangible asset was $1.2 million for the year ended December 31, 2009. We performed an assessment of the fair value of the asset using a discounted cash flow methodology and determined that it was below the carrying value, primarily as a result of a decline in business activity related to the asset. During 2008, we decided to no longer service healthcare receivables on a contingent fee basis. As a result, we recognized a charge of $0.4 million to impair the net carrying balance of intangible assets for customer contracts and relationships associated with the contingent healthcare collection business. We also recognized an impairment charge of $0.2 million in the fourth quarter of 2008 to write-off an investment in a new software product after a decision to discontinue its implementation.

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

The primary factor in determining purchased receivable revenue is the IRR assigned to the carrying value of portfolios. When carrying balances go down or assigned IRRs are lower than historical levels, revenue will generally be lower. When carrying balances increase or assigned IRRs go up, revenue will generally be higher. Purchased receivable revenue also depends on the amount of impairments or impairment reversals recognized. When collections fall short of expectations or future expectations decline, impairments may be recognized in order to write-down a portfolio’s balance to reflect lower estimated total collections. When collections exceed expectations or the future forecast improves we may reverse previously recognized impairments or increase assigned IRRs when there are no previous impairments to reverse. Zero basis collections are collections on portfolios that no longer have a carrying balance and therefore do not generate revenue by applying an assigned IRR. These collections are recognized as purchased receivables revenues in the period collected.

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase as of December 31, 2010:

Year of Purchase	Number of Portfolios	Purchase Price(1)	Cash Collections	Estimated Remaining Collections(2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	($ in thousands)
2003	76	$87,147	$440,671	$660	$441,331	506%
2004	106	86,536	269,574	5,470	275,044	318
2005	104	100,747	207,617	7,960	215,577	214
2006(4)	154	142,232	303,466	36,419	339,885	239
2007	158	169,342	248,428	83,787	332,215	196
2008	164	153,529	187,935	151,616	339,551	221
2009	123	120,927	109,096	192,519	301,615	249
2010	122	136,284	33,669	270,352	304,021	223

Total	1,007	$996,744	$1,800,456	$748,783	$2,549,239	256%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)

Estimated remaining collections are based in part on historical cash collections. Please refer to forward-looking statements within Item 1A. “Risk Factors” on page 13 and “Critical Accounting Policies” on page 51 for further information regarding these estimates.

(3)

Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase. Estimated remaining collections for pools on the cost recovery method for revenue recognition purposes are equal to the carrying value. There are no estimated remaining collections for pools on the cost recovery method that are fully amortized.

(4)	Includes 62 portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

The following table summarizes our quarterly portfolio purchasing since January 1, 2008:

($ in thousands)
Quarter of Purchase	Number of Portfolios	Purchase Price(1)	Face Value
Q1 2008	47	$21,895	$539,052
Q2 2008	52	64,252	1,874,587
Q3 2008	42	35,567	717,807
Q4 2008	23	31,815	628,902
Q1 2009	31	21,755	736,910
Q2 2009	22	19,630	716,090
Q3 2009	33	36,915	1,585,198
Q4 2009	37	42,627	1,378,286
Q1 2010	28	29,619	818,825
Q2 2010	41	48,535	1,498,087
Q3 2010	34	41,283	1,175,309
Q4 2010	19	16,847	298,101

Total	409	$410,740	$11,967,154

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of December 31, 2010:

($ in thousands)
Year of Purchase	Unamortized Balance	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2003	$660	$87,147	0.8%	0.2%
2004	2,926	86,536	3.4	0.9
2005	4,142	100,747	4.1	1.3
2006(2)	17,904	142,232	12.6	5.6
2007	40,672	169,342	24.0	12.7
2008	53,734	153,529	35.0	16.7
2009	77,318	120,927	63.9	24.0
2010	123,962	136,284	91.0	38.6

Total	$321,318	$996,744	32.2%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.

(2)	Includes portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million. There is no remaining unamortized balance for these portfolios.

The following table summarizes purchased receivable revenues and amortization rates by year of purchase:

	Year ended December 31, 2010
Year of Purchase	Collections	Revenue	Amortization Rate(1)	Monthly Yield(2)	Net Impairments (Reversals)	Zero Basis Collections
2005 and prior	$66,351,793	$53,860,550	N/M	N/M	$(1,852,856)	$41,245,515
2006	35,935,075	20,699,103	42.4%	6.88%	(588,054)	4,132,956
2007	49,142,614	25,669,601	47.8	4.08	105,467	2,375,440
2008	62,549,786	29,168,202	53.4	3.42	—	849,701
2009	81,170,136	45,049,351	44.5	3.91	—	825,894
2010	33,669,086	21,346,794	36.6	2.73	—	—

Totals	$328,818,490	$195,793,601	40.5%	5.05%	$(2,335,443)	$49,429,506

	Year ended December 31, 2009
Year of Purchase	Collections	Revenue	Amortization Rate(1)	Monthly Yield(2)	Net Impairments (Reversals)	Zero Basis Collections
2004 and prior	$76,818,620	$59,351,726	N/M	N/M	$9,916,500	$51,005,995
2005	22,725,619	2,276,130	90.0%	0.88%	11,770,000	1,968,651
2006	53,239,336	19,573,500	63.2	3.00	19,855,000	6,523,756
2007	69,890,696	31,214,488	55.3	3.05	6,994,000	3,204,897
2008	83,430,138	38,422,017	53.9	2.91	969,254	332,543
2009	27,926,188	20,437,420	26.8	3.98	—	124,996

Totals	$334,030,597	$171,275,281	48.7%	4.27%	$49,504,754	$63,160,838

	Year ended December 31, 2008
Year of Purchase	Collections	Revenue	Amortization Rate(1)	Monthly Yield(2)	Net Impairments (Reversals)	Zero Basis Collections
2003 and prior	$86,570,398	$80,343,561	N/M	N/M	$(1,575,800)	$66,525,760
2004	32,275,692	22,173,829	31.3%	6.93%	4,582,964	3,707,110
2005	35,638,117	14,871,669	58.3	3.13	4,698,986	80,738
2006	79,953,394	50,894,934	36.3	5.30	4,627,497	7,493,922
2007	93,183,368	44,063,847	52.7	2.88	688,813	715,897
2008	41,957,161	20,552,942	51.0	2.68	18,276	101,294

Totals	$369,578,130	$232,900,782	37.0%	5.60%	$13,040,736	$78,624,721

(1)	“N/M” indicates that the calculated percentage is not meaningful.

(2)

The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

Core Amortization

The table below shows components of revenue from purchased receivables, the amortization rate and the core amortization rate. We use the core amortization rate to monitor performance of pools with remaining balances, and to determine if impairments, impairment reversals, or yield increases should be recorded. Core amortization trends may identify over or under performance compared to forecasts for pools with remaining balances.

The following factors contributed to the change in amortization rates from the prior year:

•

amortization of receivables balances for 2010 increased compared to prior years. Portfolio balances that amortize too slowly in relation to current or expected collections may lead to impairments. If portfolio balances amortize too quickly and we expect collections to continue to exceed expectations, previously recognized impairments may be reversed, or if there are no impairments to reverse, assigned yields may increase;

•

net impairments are recorded as additional amortization, and increase the amortization rate, while net reversals have the opposite effect. Net impairment reversals for 2010 reduced total amortization compared to prior years; and

•

declining zero basis collections in 2010 compared to prior years partially offset the decreased amortization rate because 100% of these collections are recorded as revenue and do not contribute towards portfolio amortization.

	Years Ended December 31,
($ in millions)	2010	2009	2008
Cash collections:
Collections on amortizing pools	$279.4	$270.8	$291.0
Zero basis collections	49.4	63.2	78.6

Total collections	$328.8	$334.0	$369.6

Amortization:
Amortization of receivables balances	$133.5	$105.9	$103.1
Impairments	1.1	50.3	16.1
Reversals of impairments	(3.5)	(0.8)	(3.1)
Cost recovery amortization	1.9	7.3	20.6

Total amortization	$133.0	$162.7	$136.7

Purchased receivable revenues, net	$195.8	$171.3	$232.9

Amortization rate	40.5%	48.7%	37.0%
Core amortization rate(1)	47.6%	60.1%	47.0%

(1)	The core amortization rate is calculated as total amortization divided by collections on non-fully amortized portfolios.

Account Representative Tenure and Productivity

We measure traditional call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays the experience of our account representatives:

In-House Account Representatives, including Supervisors, by Experience

	Years Ended December 31,
	2010	2009	2008
One year or more(1)	514	587	515
Less than one year(2)	365	422	437

Total	879	1,009	952

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.

(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new associates in training.

Off-Shore Account Representatives(1)

	Years Ended December 31,
	2010	2009(2)	2008
Number of account representatives	227	17	—

(1)	Based on number of average off-shore account representatives staffed by a third party agency measured on a per seat basis.

(2)	Includes activity beginning in November 2009 averaged over the 12-month period.

The following table displays our account representative productivity:

Overall Account Representative Collection Averages

	Years Ended December 31,
	2010	2009(1)	2008(1)
Overall collection averages	$164,206	$156,391	$188,357

(1)

Prior year amounts were adjusted to remove supervisors from the collection average which is consistent with the current presentation. Supervisors do not have collection goals; therefore, we believe this presentation better represents our collection averages.

In-house account representative average collections per FTE increased during 2010 by 5.0% as compared to 2009. Account representative productivity improved as a result of a 12.7% increase in purchasing in 2010 coupled with a more effective training program and better utilization of our standardized collection methodology. In-house account representative average collections per FTE decreased in 2009 by 17.0% as compared to 2008, primarily as a result of the impact of macro-economic factors on consumers.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis:

Historical Collections(1)

($ in thousands)
Year of Purchase	Purchase Price(3)	Years Ended December 31,
		2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Pre-2001		$53,438	$47,874	$39,973	$32,262	$26,349	$19,898	$14,564	$10,283	$7,200	$5,167
2001	$43,029	17,630	50,327	50,967	45,713	39,865	30,472	21,714	13,351	8,738	5,610
2002	72,255	—	22,339	70,813	72,024	67,649	55,373	39,839	24,529	15,957	11,367
2003	87,147	—	—	36,067	94,564	94,234	79,423	58,359	38,408	23,842	15,774
2004	86,536	—	—	—	23,365	68,354	62,673	48,093	32,276	21,082	13,731
2005	100,747	—	—	—	—	23,459	60,280	50,811	35,638	22,726	14,703
2006(2)	142,232	—	—	—	—	—	32,751	101,529	79,953	53,239	35,994
2007	169,342	—	—	—	—	—	—	36,269	93,183	69,891	49,085
2008	153,529	—	—	—	—	—	—	—	41,957	83,430	62,548
2009	120,927	—	—	—	—	—	—	—	—	27,926	81,170
2010	136,284	—	—	—	—	—	—	—	—	—	33,669

Total		$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$334,031	$328,818

Cumulative Collections(1)
($ in thousands)
Year of Purchase	Purchase Price(3)	Total Through December 31,
		2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
2001	$43,029	$17,630	$67,957	$118,924	$164,637	$204,502	$234,974	$256,688	$270,039	$278,777	$284,387
2002	72,255	—	22,339	93,152	165,176	232,825	288,198	328,037	352,566	368,523	379,890
2003	87,147	—	—	36,067	130,631	224,865	304,288	362,647	401,055	424,897	440,671
2004	86,536	—	—	—	23,365	91,719	154,392	202,485	234,761	255,843	269,574
2005	100,747	—	—	—	—	23,459	83,739	134,550	170,188	192,914	207,617
2006(2)	142,232	—	—	—	—	—	32,751	134,280	214,233	267,472	303,466
2007	169,342	—	—	—	—	—	—	36,269	129,452	199,343	248,428
2008	153,529	—	—	—	—	—	—	—	41,957	125,387	187,935
2009	120,927	—	—	—	—	—	—	—	—	27,926	109,096
2010	136,284	—	—	—	—	—	—	—	—	—	33,669

Cumulative Collections as Percentage of Purchase Price(1)
Year of Purchase	Purchase Price(3)	Total Through December 31,
		2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
2001	$43,029	41%	158%	276%	383%	475%	546%	597%	628%	648%	661%
2002	72,255	—	31	129	229	322	399	454	488	510	526
2003	87,147	—	—	41	150	258	349	416	460	488	506
2004	86,536	—	—	—	27	106	178	234	271	296	312
2005	100,747	—	—	—	—	23	83	134	169	191	206
2006(2)	142,232	—	—	—	—	—	23	94	151	188	213
2007	169,342	—	—	—	—	—	—	21	76	118	147
2008	153,529	—	—	—	—	—	—	—	27	82	122
2009	120,927	—	—	—	—	—	—	—	—	23	90
2010	136,284	—	—	—	—	—	—	—	—	—	25

(1)	Does not include proceeds from sales of receivables.

(2)	Includes portfolios from the acquisition of PARC on April 28, 2006 that were allocated a purchase price value of $8.3 million.

(3)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Seasonality

The success of our business depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenue recognized is relatively level, excluding the impact of impairments, due to the application of the provisions prescribed by the Interest Method of accounting. In addition, our operating results may be affected by the timing of purchases of charged-off consumer receivables due to the initial costs associated with purchasing and integrating these receivables into our systems, and collections on portfolios are usually the strongest six to 18 months after purchase. Consequently, income and margins may fluctuate from quarter to quarter.

The following table illustrates our quarterly cash collections:

Cash Collections

Quarter	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
First	$89,215,330	27.1%	$94,116,937	28.2%	$100,264,281	27.1%	$95,853,350	25.8%	$89,389,858	26.2%
Second	84,214,073	25.6	87,293,577	26.1	95,192,743	25.8	95,432,021	25.7	89,609,982	26.3
Third	78,860,926	24.0	77,832,357	23.3	90,775,528	24.6	90,748,442	24.5	80,914,791	23.7
Fourth	76,528,161	23.3	74,787,726	22.4	83,345,578	22.5	89,144,650	24.0	80,955,115	23.8

Total cash collections	$328,818,490	100.0%	$334,030,597	100.0%	$369,578,130	100.0%	$371,178,463	100.0%	$340,869,746	100.0%

The following table illustrates cash collections and percentages by source:

	Years ended December 31,
	2010		2009		2008		2007(1)		2006(1)
	$	%	$	%	$	%	$	%	$	%
Call center collections	$181,415,069	55.2%	$180,469,613	54.0%	$205,536,988	55.6%	$208,500,875	56.2%	$195,329,311	57.3%
Legal collections	147,403,421	44.8	153,560,984	46.0	164,041,142	44.4	162,677,588	43.8	145,540,435	42.7

Total cash collections	$328,818,490	100.0%	$334,030,597	100.0%	$369,578,130	100.0%	$371,178,463	100.0%	$340,869,746	100.0%

(1)	Certain cash collections have been reclassified to conform to the current period presentation.

The average collection payment size grew 4.5% to $155 during 2010. This increase reflects the net impact of an 11.0% increase in the size of average call center collection payments and a decrease of 3.1% in the size of average legal payments when compared to 2009. The increase in call center payment size was a result of collections on paper with higher average balances coupled with a more effective training program, better utilization of our standardized collection methodology, and more targeted lettering and dialing strategies. The overall decline in the size of payments from the legal channel was influenced by improvements in our in-house dialing and lettering strategies offset by negative trends in our ability to garnish assets. The average payment size of collections fell 7.8% to $148 during 2009 when compared to 2008. Average payments in both of our collection channels decreased during this period, generally as a result of the impact of macro-economic factors on consumers.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth. We believe that cash generated from operations combined with borrowings currently available under our credit facilities, will be sufficient to fund our operations for the next twelve months, although no assurance can be given in this regard. In the future, if we need additional capital for investment in purchased receivables, working capital to grow our business or acquire other businesses, we may seek to sell additional equity or debt securities or increase the availability under our revolving credit facility.

Borrowings

We maintain an amended credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 (the “Credit Agreement”). Under the terms of the Credit Agreement, we have a five-year $100.0 million revolving credit facility which expires in June 2012 (the “Revolving Credit Facility”), which may be limited by financial covenants, and a six-year $150.0 million term loan facility which expires in June 2013 (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 200 to 250 basis points over the bank’s prime rate depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month London Inter Bank Offer Rate (“LIBOR”) contracts at rates between 300 to 350 basis points over the respective LIBOR rates, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Credit Agreement is secured by a first priority lien on substantially all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of December 31, 2010 were:

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

On May 28, 2010, the Company, JPMorgan Chase Bank, N.A. and other lenders entered into a Third Amendment to Credit Agreement (“Third Amendment”). The Third Amendment adjusted the levels of the Leverage Ratio used to set the applicable margin on outstanding borrowings and the respective interest spreads. The Third Amendment also changed certain financial covenant definitions to allow for adjustments related to charges for the FTC investigation, limited to $7.0 million, and the net impact of the fourth quarter 2009 purchased receivable impairment charges, limited to $20.0 million. The changes did not impact total available borrowing capacity; however, the financial covenants were adjusted to be less restrictive, which in turn increased our ability to borrow under the terms of the agreement. In exchange for amending the Credit Agreement, we incurred deferred financing costs of $0.8 million and $1.8 million in 2010 and 2009, respectively.

The financial covenants restrict our ability to borrow against the Revolving Credit Facility. At December 31, 2010, total available borrowings on our Revolving Credit Facility were $76.1 million; however, our capacity to borrow under the terms of the financial covenants was limited to $55.8 million. The limitation is based on the Leverage Ratio, our most restrictive covenant at December 31, 2010. Our borrowing capacity will be reduced under this ratio if we experience further declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings.

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

Based on the Excess Cash Flow provisions, we made required payments of $9.0 million and $2.4 million on the Term Loan Facility during March 2010 and 2009, respectively. Payment of the Excess Cash Flow did not reduce our total borrowing capacity under the Revolving Credit Facility. We are not required to make an Excess Cash Flow payment for 2010 based on our operating activities, primarily driven by our increase in purchases during the year.

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

We had $157.3 million and $160.0 million of borrowings outstanding on our Credit Facilities at December 31, 2010 and 2009, respectively, of which $133.4 million and $143.8 million was outstanding on the Term Loan Facility and $23.9 million and $16.2 million was outstanding on the Revolving Credit Facility. Along with the Excess Cash Flow prepayment requirements, the Term Loan Facility requires quarterly repayments totaling $1.5 million annually until expiration. The decrease in total outstanding borrowings in 2010 was a result of the required Excess Cash Flow payment of $9.0 million and the quarterly repayments totaling $1.5 million on the Term Loan Facility. These decreases were partially offset by an increase of $7.7 million on the Revolving Credit Facility to fund higher portfolio purchases during the year. The weighted average interest rate on the outstanding borrowings, including the effect of the interest rate swap, at December 31, 2010 was 5.30%. The increase in interest rates resulting from the amendment to the Credit Agreement in 2010 will have the effect of increasing interest expense by approximately $0.8 million in 2011, if our borrowing levels remain consistent.

We were in compliance with all covenants of the Credit Agreement as of December 31, 2010.

Cash Flows

The majority of our purchases of receivables have been funded with internal cash flow and with borrowings against our Revolving Credit Facility. For the year ended December 31, 2010, we invested $137.5 million in purchased receivables primarily by using internal cash flow. Our cash balance increased from $4.9 million at December 31, 2009 to $5.6 million as of December 31, 2010. We also made net repayments on our Credit Facilities of $2.8 million during 2010.

Our operating activities provided cash of $7.9 million, $31.5 million and $39.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash provided by operating activities for these years was generated primarily from operating income earned through cash collections as adjusted for non-cash items and the timing of payments of income taxes, accounts payable and accrued liabilities. We rely on cash generated from our operating activities and from the principal collected on our purchased receivables, included as a component of investing activities, to allow us to fund operations and re-invest in purchased receivables. Cash provided by operations has decreased as a result of net amortization of receivables balances and the impact of impairments, and higher operating expenses. In the current year, we recorded net impairment reversals of $2.3 million, which is a negative non-cash adjustment to net income when determining cash flow from operating activities. In 2009 and 2008, we recorded net impairment charges of $49.5 million and $13.0 million, respectively, which is a positive non-cash adjustment to net income when determining cash flow from operating activities. Declines in cash collections, if not offset by reductions in operating expenses will decrease cash provided by operating activities in future periods.

Investing activities used cash of $3.5 million, $9.1 million and $33.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The change in cash used by investing activities in 2010 is a result of $137.5 million invested in purchased receivables in the 2010 as compared to $118.3 million in 2009. The increase in purchasing has been partially offset by principal collected on purchased receivables balances of $135.4 million for 2010, compared to $114.8 million and $124.2 million in 2009 and 2008, respectively. We believe that we have sufficient liquidity available to meet our purchasing objectives. During the first half of 2009, we intentionally reduced our level of investment in paper to build capacity to invest more in the second half of the year and throughout 2010. As a result, we used more cash in investing activities for purchases of paper in 2010 and 2008 compared to 2009.

We acquired $2.3 million, $6.0 million and $5.7 million in property and equipment in 2010, 2009 and 2008, respectively, primarily related to software and computer equipment for our new collection platform and improvements to our telecommunications systems. Implementation of the new collection platform has been funded through cash flow from operating activities and borrowings under our Revolving Credit Facility. We also acquired substantially all of the assets of our collection platform software provider during 2010 for $0.8 million.

Financing activities used cash of $3.7 million, $23.5 million and $10.5 million for 2010, 2009 and 2008, respectively, primarily due to net repayments on our Revolving Credit Facility and Term Loan Facility of $2.8 million, $21.5 million and $9.7 million, respectively. We also made payments for deferred financing fees of $0.8 million, $1.8 million and $0.7 million in 2010, 2009 and 2008, respectively, that were associated with the first, second and third amendments to the Credit Agreement. Cash provided by financing activities would increase in future periods to the extent we use additional net borrowings on our Revolving Credit Facility to fund purchases of paper.

Adjusted EBITDA

We define Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted EBITDA”) as net (loss) or income plus (a) the (benefit) provision for income taxes, (b) interest expense, net, (c) depreciation and amortization, (d) share-based compensation, (e) (gain) or loss on sale of assets, net, (f) non-cash restructuring charges and impairment of assets, (g) purchased receivables amortization, and (h) in accordance with our Credit Facilities, certain FTC charges. Adjusted EBITDA is not a measure of liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and should not be considered an alternative to, or more meaningful than, net (loss) income prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in our statements of cash flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance for the following reasons:

•	Adjusted EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest income, taxes, depreciation and amortization including purchased receivables amortization, and share-based compensation, which can vary substantially from company to company depending upon accounting methods and the book value of assets, capital structure and the method by which assets were acquired; and

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

The following table reconciles net (loss) income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Years Ended December 31,
	2010	2009	2008
Net (loss) income	$(1,616,132)	$(16,434,097)	$15,723,196
Adjustments:
Income tax (benefit) expense	(8,451,668)	(9,757,449)	9,680,968
Interest expense, net	11,196,132	10,134,906	12,991,942
Depreciation and amortization	4,665,775	4,107,635	3,954,802
Share-based compensation	1,194,802	1,328,402	1,329,298
(Gain) loss on sale of assets, net	(998,248)	(44,739)	56,825
Non-cash restructuring charges and impairment of assets	1,189,900	1,167,600	616,343
Purchased receivables amortization	133,024,889	162,755,316	136,677,348
FTC related charges	1,966,468	—	—

Adjusted EBITDA	$142,171,918	$153,257,574	$181,030,722

Adjustments to Adjusted EBITDA for 2010 include charges related to the impairment of intangible assets and write-off of furniture and equipment totaling $1.2 million, included in “Restructuring charges” in the accompanying consolidated statements of operations. This treatment is consistent with how those expenses would have been reflected in the reconciliation had they been incurred absent a restructuring action. The remaining restructuring charges of $3.0 million reduced Adjusted EBITDA for 2010.

Collections, other revenue and operating expenses, net of the adjustment items, are the primary drivers of Adjusted EBITDA. During 2010, Adjusted EBITDA was $11.1 million lower than 2009. This decline is primarily a result of a decline in cash collections of $5.2 million combined with an increase in applicable operating expenses of $6.4 million. These operating expenses include a $5.3 million charge for contract termination and $3.0 million related to the restructuring actions discussed above. For 2009, the decline in Adjusted EBITDA of $27.8 million compared to 2008 was a result of a $35.6 million decrease in collections offset in part with a decrease in applicable operating expenses of $7.1 million.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2010:

	Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter
Operating lease obligations	$5,045,861	$4,626,019	$4,193,017	$4,240,392	$3,857,759	$1,555,114
Capital lease obligations	103,425	112,828	23,242	—	—	—
Purchase obligations	1,497,960	1,426,045	776,045	—	—	—
Forward flow obligations(1)	2,999,200	—	—	—	—	—
Revolving credit(2)	—	23,900,000	—	—	—	—
Term loan(3)	1,500,000	1,500,000	130,359,956	—	—	—
Contractual interest on derivative instruments	2,198,781	946,268	—	—	—	—

Total(4)	$13,345,227	$32,511,160	$135,352,260	$4,240,392	$3,857,759	$1,555,114

(1)

We have three forward flow contracts that have terms beyond December 31, 2010 with the last contract expiring in February 2011. One forward flow contract expires in January 2011 with estimated monthly purchases of approximately $0.9 million. The remaining two forward flow contracts expire in February 2011 and have estimated monthly purchases of approximately $1.0 million.

(2)

To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is not included within the amount outstanding as of December 31, 2010.

(3)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in June 2013. The variable interest is not included within the amount outstanding as of December 31, 2010.

(4)	We have a liability of $1.0 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of the payment cannot be reliably estimated.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

We generally account for our revenues from collections on our purchased receivables by using the Interest Method in accordance with U.S. GAAP, which requires making reasonable estimates of the timing and amount of future cash collections. Application of the Interest Method requires the use of estimates, primarily estimated remaining collections, to calculate a projected IRR for each pool. These estimates are primarily based on historical cash collections and payer dynamics. If future cash collections are materially different in amount or timing from the remaining collections estimate, earnings could be affected, either positively or negatively. The estimates of remaining collections are sensitive to the inputs used and the performance of each pool. Performance is dependent on macro-economic factors and the specific demographic makeup of the debtors in the pool. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact on reversal of impairments or an increase in yields and revenues. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and may result in impairments of receivables balances.

Impairments to purchased receivables reduce our Consolidated Tangible Net Worth and put pressure on the financial covenants in our Credit Facilities.

We use the cost recovery method when collections on a particular portfolio cannot be reasonably predicted. The cost recovery method may be used for pools that previously had an IRR assigned. Under the cost recovery method, no revenue is recognized until we have fully collected the pool’s balance.

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

Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An IRR is calculated for each static pool of receivables based on projected cash flows. The IRR is applied to the remaining balance of each static pool of accounts to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess the actual performance compared to the expected performance. This review includes an assessment of the actual results of cash collections, the work effort used and expected to be used in future periods, the components of the static pool including type of paper, the average age of purchased receivables, certain demographics and other factors that help us understand how a pool may perform in future periods. Generally, to the extent the differences in actual performance versus expected performance are favorable and the results of the review of pool demographics is also favorable, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the review of actual performance results in revised cash flow estimates that are less than the original estimates, and if the results of the review lead us to believe the decline in performance is not temporary, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

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

The estimate of fair value of our goodwill reporting unit, the purchased receivables operating segment, is determined using various valuation techniques including market capitalization and an analysis of discounted cash flows. At the time of the annual goodwill impairment test, November 1, 2010, market capitalization was substantially higher than book value and goodwill was considered not to be impaired. However, a 24% decrease in market capitalization would have resulted in book value greater than market capitalization. As a result of declines in the Company’s stock price throughout the first nine months of 2010, a discounted cash flow analysis was performed as of September 30, 2010. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The Company based assumptions about future cash flows and growth rates on its budget and long-term plans. The Company used a discount rate of 19.6%, which reflected our estimate of cost of equity and our assessment of the risk inherent in the reporting unit. The fair value of goodwill using a discounted cash flow analysis exceeded the book value as of September 30, 2010. However, a 90 basis points increase in the discount rate, or a decrease in cash flow of approximately $1.5 million in each year would result in an excess of book value over fair value and an indication that goodwill may be impaired.

The annual impairment test for other intangible assets not subject to amortization, for example, trademark and trade names, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates and future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets and include estimates of the cost of debt and equity for market participants in our industry. During the third quarter of 2010, we decided to no longer purchase and collect healthcare accounts receivable. As a result, we recognized an impairment charge for the net book value of intangible assets for trademark and trade names associated with the healthcare collection activities of $0.8 million, which is included in “Restructuring charges” in the accompanying consolidated statements of operations. We previously performed a discounted cash flow analysis of our trademark and trade names as of September 30, 2009 using a discount rate of 18% and determined that the carrying value exceeded the fair value. We recorded an impairment of S1.2 million, which is included in “Impairment of assets” in the accompanying consolidated statements of operations.

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

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. Accordingly, we may periodically enter into interest rate swap agreements for non-trading purposes to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities were $157.3 million, $160.0 million and $181.6 million as of December 31, 2010, 2009 and 2008, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125.0 million. Every year thereafter, on the anniversary of the swap agreement, the notional amount decreases by $25.0 million. The outstanding unhedged borrowings on our Credit Facilities were $107.3 million as of December 31, 2010. Interest rates on unhedged borrowings may be based on the prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates on the unhedged borrowings, interest expense would have increased approximately $1.9 million for each of the years ended December 31, 2010, 2009 and 2008.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. The disclosure controls and procedures include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based upon that evaluation, and as of that date, our CEO and our CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level to cause information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Refer to the “Report of Management on Internal Control Over Financial Reporting” located on page F-2 of the separate financial section of this Annual Report, which is incorporated herein by reference.

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The other information required by Item 10 is included in the Proxy Statement for the 2011 Annual Meeting of Stockholders of the Company to be held May 12, 2011, to be filed with the Securities and Exchange Commission (the “Proxy Statement”) and is incorporated herein by reference. Information about our Executive Officers is set forth in Part I. Supplemental Item, under the caption “Executive Officers of the Company”.

Item 11.	Executive Compensation

The information required by Item 11 is included in the Proxy Statement for the 2011 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is included in the Proxy Statement for the 2011 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

The following table contains information about our securities that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants And Rights)
Equity compensation plans approved by stockholders	1,309,262	$10.27	2,246,420

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included in the Proxy Statement for the 2011 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is included in the Proxy Statement for the 2011 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

(a) The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements on page F-1 of the separate financial section of this Annual Report, which is incorporated herein by reference.

(b) The following exhibits are filed as a part of this Annual Report.

Exhibit Number	Description

2.1	Asset Contribution and Securities Purchase Agreement among Asset Acceptance Holdings, LLC, AAC Holding Corp., Consumer Credit Corp., their respective shareholders and AAC Investors, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

2.2	Share Exchange Agreement dated October 24, 2003, among Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and the other parties thereto. (Incorporated by reference to Exhibit 2.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

3.1	Amended and Restated Certificate of Incorporation of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

3.2	Amended and Restated Bylaws of Asset Acceptance Capital Corp. as of July 25, 2007 (Incorporated by reference to Exhibit 3.1 filed with Current Report on Form 8-K filed on July 31, 2007)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.1	Form of Amended and Restated Registration Rights Agreement among Asset Acceptance Capital Corp. and its stockholders. (Incorporated by reference to Exhibit 10.3 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.2	Lease dated November 17, 2000 between Brooklyn Heights Business Park Limited and Asset Acceptance Corp. for the property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio, as amended. (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.3	Second Amendment to Lease Agreement (for property located at 600 Safeguard Plaza, Brooklyn Heights, Ohio). (Incorporated by reference to Exhibit 10.10 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed February 27, 2006)

10.4	Lease Agreement entered into on September 17, 2009, between Asset Acceptance, LLC and Gateway Montrose, Inc. for the property located at 1100 West Grove Parkway, Suite 101, Tempe, Arizona. (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on November 4, 2009)

10.5	Lease Agreement entered into April 17, 2009, between Asset Acceptance, LLC and TDC Prue Road, L.P. for the property located at 5250 Prue Road, San Antonio, Texas (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on August 3, 2009)

10.6	Business Lease dated August 25, 2003 between First Industrial Development Services, Inc. and Asset Acceptance, LLC for the property located in Hillsborough County, Florida, as amended by First Amendment to Lease dated December 29, 2003. (Incorporated by reference to Exhibit 10.16 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

Exhibit Number	Description

10.7	Second Amendment to Lease Agreement dated as of December 15, 2008, between Asset Acceptance, LLC and WI Commercial Properties, Inc. (“WICP”) for the property located in Hillsborough County, Florida (Incorporated by reference to Exhibit 10.11 filed with Asset Acceptance Capital Corp. Annual report on Form 10-K originally filed on March 6, 2009)

10.8	Lease Agreement dated October 31, 2003 by and between Van Dyke Office LLC and Asset Acceptance, LLC for the property located at 28405 Van Dyke Avenue, Warren, Michigan. (Incorporated by reference to Exhibit 10.17 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.9	First Amendment to Lease Agreement and Second Amendment to Lease Agreement (for property located at 28405 Van Dyke Avenue, Warren, Michigan). (Incorporated by reference to Exhibit 10.29 filed with Asset Acceptance Capital Corp. Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-123178))

10.10	Third Amendment to Lease Agreement for property located at 28405 Van Dyke (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on May 10, 2006)

10.11	Fourth Amendment to Lease Agreement for property located at 28405 Van Dyke (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on August 9, 2006)

10.12+	Employment Agreement dated January 21, 2009, between Asset Acceptance, LLC and Rion B. Needs (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on May 1, 2009)

10.13+	Employment Agreement dated February 18, 2010, between Asset Acceptance, LLC and Deborah L. Everly (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on April 30, 2010)

10.14+	Employment Agreement dated May 17, 2010, between Asset Acceptance, LLC and Reid E. Simpson (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on July 30, 2010)

10.15	Agreement between Ontario Systems Corporation and Lee Acceptance Corp. dated June 26, 1992, as amended. (Incorporated by reference to Exhibit 10.22 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.16	Credit Agreement dated June 5, 2007, between Asset Acceptance Capital Corp. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 included with the Current Report on Form 8-K filed on June 5, 2007)

10.17	First Amendment to the Credit Agreement dated June 5, 2007, between Asset Acceptance Capital Corp. and JPMorgan Chase Bank, N.A. and other lenders (Incorporated by reference to Exhibit 10.1 included with the Current Report on Form 8-K filed on March 11, 2008)

10.18	Second Amendment to the Credit Agreement dated October 27, 2009, between Asset Acceptance Capital Corp. and JPMorgan Chase Bank, N.A. and other lenders (Incorporated by reference to Exhibit 10.1 included with the Current Report on Form 8-K filed on November 2, 2009)

10.19	Third Amendment to the Credit Agreement dated May 28, 2010, between Asset Acceptance Capital Corp. and JPMorgan Chase Bank, N.A. and other lenders (Incorporated by reference to Exhibit 10.1 included with the Current Report on Form 8-K filed on June 4, 2010)

10.20+	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 included with the Current Report on Form 8-K filed on August 20, 2007)

Exhibit Number	Description

10.21+	Form of Restricted Stock Unit Award Agreement (Performance Based) (Incorporated by reference to Exhibit 10.2 included with the Current Report on Form 8-K filed on August 20, 2007)

10.22+	2004 Stock Incentive Plan (as amended and restated effective October 29, 2008) (Incorporated by reference to Exhibit 10.4 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 6, 2009)

10.23+	2009 Annual Incentive Compensation Plan for Management (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on May 1, 2009)

10.24+	2010 Annual Incentive Compensation Plan for Management (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on April 30, 2010)

21.1*	Subsidiaries of Asset Acceptance Capital Corp.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

31.1*	Certification of Chief Executive Officer dated March 4, 2011, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

31.2*	Certification of Chief Financial Officer dated March 4, 2011, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated March 4, 2011, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2011.

ASSET ACCEPTANCE CAPITAL CORP.

By :	/S/ RION B. NEEDS
Rion B. Needs,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 4, 2011.

Signature	Title

/S/ RION B. NEEDS Rion B. Needs	President, Chief Executive Officer and Director (principal executive officer)

/S/ REID E. SIMPSON Reid E. Simpson	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/S/ NATHANIEL F. BRADLEY IV Nathaniel F. Bradley IV	Chairman of the Board and Director

/S/ JENNIFER ADAMS Jennifer Adams	Director

/S/ TERRENCE D. DANIELS Terrence D. Daniels	Director

/S/ DONALD HAIDER Donald Haider	Director

/S/ ANTHONY R. IGNACZAK Anthony R. Ignaczak	Director

/S/ WILLIAM I JACOBS William I Jacobs	Director

/S/ H. EUGENE LOCKHART H. Eugene Lockhart	Director

/S/ WILLIAM F. PICKARD William F. Pickard	Director

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010, based on the COSO criteria. Grant Thornton, LLP, an independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2010. That report is included herein.

Asset Acceptance Capital Corp.

/S/ RION B. NEEDS
President and Chief Executive Officer
March 4, 2011

/S/ REID E. SIMPSON
Senior Vice President—Finance and Chief Financial Officer
March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Asset Acceptance Capital Corp.

We have audited Asset Acceptance Capital Corp. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Asset Acceptance Capital Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Asset Acceptance Capital Corp. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Asset Acceptance Capital Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Asset Acceptance Capital Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 4 2011 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Asset Acceptance Capital Corp.

We have audited the accompanying consolidated statements of financial position of Asset Acceptance Capital Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asset Acceptance Capital Corp. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Asset Acceptance Capital Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/GRANT THORNTON LLP

Southfield, Michigan

March 4, 2011

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	December 31, 2010	December 31, 2009
ASSETS
Cash	$5,635,503	$4,935,248
Purchased receivables, net	321,318,255	319,772,006
Income taxes receivable	3,760,731	5,553,181
Property and equipment, net	13,055,723	14,521,666
Goodwill	14,323,071	14,323,071
Intangible assets, net	—	1,079,065
Other assets	5,680,237	6,231,732

Total assets	$363,773,520	$366,415,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$2,958,214	$3,002,299
Accrued liabilities	25,178,707	21,294,388
Income taxes payable	1,407,794	1,196,071
Notes payable	157,259,956	160,022,514
Capital lease obligations	202,479	278,459
Deferred tax liability, net	52,863,654	57,524,754

Total liabilities	239,870,804	243,318,485

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares—33,248,915 and 33,220,132 at December 31, 2010 and 2009, respectively	332,489	332,201
Additional paid in capital	149,438,202	148,243,688
Retained earnings	17,138,085	18,754,217
Accumulated other comprehensive loss, net of tax	(1,680,370)	(2,955,451)
Common stock in treasury; at cost, 2,627,339 and 2,616,424 shares at December 31, 2010 and 2009, respectively	(41,325,690)	(41,277,171)

Total stockholders’ equity	123,902,716	123,097,484

Total liabilities and stockholders’ equity	$363,773,520	$366,415,969

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2010	2009	2008
Revenues
Purchased receivable revenues, net	$195,793,601	$171,275,281	$232,900,782
Gain on sale of purchased receivables	1,212,042	399,373	165,040
Other revenues, net	1,394,177	812,947	1,146,494

Total revenues	198,399,820	172,487,601	234,212,316

Expenses
Salaries and benefits	72,388,974	77,666,083	83,348,494
Collections expense	99,298,403	89,095,287	89,458,611
Occupancy	6,729,589	7,588,100	7,727,356
Administrative	9,818,058	8,694,344	10,510,635
Depreciation and amortization	4,665,775	4,107,635	3,954,802
Restructuring charges	4,224,899	—	—
Impairment of assets	—	1,167,600	616,343
Loss on disposal of equipment and other assets	213,794	354,634	221,865

Total operating expenses	197,339,492	188,673,683	195,838,106

Income (loss) from operations	1,060,328	(16,186,082)	38,374,210
Other income (expense)
Interest expense	(11,203,730)	(10,168,671)	(13,023,938)
Interest income	7,598	33,765	31,996
Other	68,004	129,442	21,896

(Loss) income before income taxes	(10,067,800)	(26,191,546)	25,404,164
Income tax (benefit) expense	(8,451,668)	(9,757,449)	9,680,968

Net (loss) income	$(1,616,132)	$(16,434,097)	$15,723,196

Weighted-average number of shares:
Basic	30,693,315	30,633,936	30,566,031
Diluted	30,693,315	30,633,936	30,592,317
(Loss) earnings per common share outstanding:
Basic	$(0.05)	$(0.54)	$0.51
Diluted	$(0.05)	$(0.54)	$0.51

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Number of Shares	Common Stock	Comprehensive (Loss) Income	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Common Stock in Treasury	Total Stockholders’ Equity
Balance at January 1, 2008	33,119,597	$331,196		$145,610,742	$19,465,118	$(2,012,127)	$(40,975,677)	$122,419,252
Comprehensive income
Net income			$15,723,196		15,723,196			15,723,196
Other comprehensive income
Unrealized loss on cash flow hedge, net of deferred tax of $1,464,836			(2,652,735)			(2,652,735)		(2,652,735)

Comprehensive income			$13,070,461

Purchase of treasury shares							(167,004)	(167,004)
Issuance of common stock	49,955	500						500
Compensation expense under share-based compensation plan				1,305,049				1,305,049

Balance at December 31, 2008	33,169,552	$331,696		$146,915,791	$35,188,314	$(4,664,862)	$(41,142,681)	$136,628,258

Comprehensive income
Net loss			$(16,434,097)		(16,434,097)			(16,434,097)
Other comprehensive income
Unrealized gain on cash flow hedge, net of deferred tax of $(861,004)			1,709,411			1,709,411		1,709,411

Comprehensive loss			$(14,724,686)

Purchase of treasury shares							(134,490)	(134,490)
Issuance of common stock	50,580	505		(505)
Compensation expense under share-based compensation plan				1,328,402				1,328,402

Balance at December 31, 2009	33,220,132	$332,201		$148,243,688	$18,754,217	$(2,955,451)	$(41,277,171)	$123,097,484

Comprehensive income
Net loss			$(1,616,132)		(1,616,132)			(1,616,132)
Other comprehensive income
Unrealized gain on cash flow hedge, net of deferred tax of $(616,929)			1,275,081			1,275,081		1,275,081

Comprehensive loss			$(341,051)

Purchase of treasury shares							(48,519)	(48,519)
Issuance of common stock	28,783	288		(288)
Compensation expense under share-based compensation plan				1,194,802				1,194,802

Balance at December 31, 2010	33,248,915	$332,489		$149,438,202	$17,138,085	$(1,680,370)	$(41,325,690)	$123,902,716

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net (loss) income	$(1,616,132)	$(16,434,097)	$15,723,196
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,665,775	4,107,635	3,954,802
Amortization of deferred financing costs	1,285,437	670,559	506,821
Deferred income taxes	(5,278,029)	(7,806,252)	5,770,054
Share-based compensation expense	1,194,802	1,328,402	1,329,298
Net (impairment reversal) impairment of purchased receivables	(2,335,443)	49,504,755	13,040,736
Non-cash revenue	(12,752)	(1,499,743)	(575,006)
Loss on disposal of equipment and other assets	213,794	354,634	221,865
Gain on sale of purchased receivables	(1,212,042)	(399,373)	(165,040)
Non-cash restructuring charges and impairment of assets	1,189,900	1,167,600	616,343
Changes in assets and liabilities:
Decrease (increase) in other assets	164,376	2,016,356	(845,756)
Increase (decrease) in accounts payable and other accrued liabilities	7,621,184	(397,257)	(53,490)
Decrease (increase) in net income taxes receivable	2,004,173	(1,081,410)	149,088

Net cash provided by operating activities	7,885,043	31,531,809	39,672,911

Cash flows from investing activities
Investment in purchased receivables, net of buybacks	(137,489,164)	(118,319,478)	(152,289,315)
Principal collected on purchased receivables	135,373,084	114,750,304	124,211,618
Proceeds from sale of purchased receivables	1,730,236	399,863	167,405
Purchase of property and equipment	(2,347,584)	(5,976,404)	(5,658,784)
Payments made for asset acquisition	(793,750)	—	—
Proceeds from sale of property and equipment	5,255	4,197	7,800

Net cash used in investing activities	(3,521,923)	(9,141,518)	(33,561,276)

Cash flows from financing activities
Borrowings under notes payable	112,100,000	49,200,000	128,000,000
Repayments of notes payable	(114,862,558)	(70,727,486)	(137,700,000)
Payment of deferred financing costs	(775,808)	(1,835,926)	(660,575)
Repayment of capital lease obligations	(75,980)	—	(15,927)
Purchase of treasury shares	(48,519)	(134,490)	(166,753)

Net cash used in financing activities	(3,662,865)	(23,497,902)	(10,543,255)

Net increase (decrease) in cash	700,255	(1,107,611)	(4,431,620)
Cash at beginning of year	4,935,248	6,042,859	10,474,479

Cash at end of year	$5,635,503	$4,935,248	$6,042,859

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$10,184,277	$9,593,119	$12,588,205
Net cash (received) paid for income taxes	$(5,177,813)	$(869,787)	$3,724,444
Non-cash investing and financing activities:
Change in fair value of swap liability	$(1,892,010)	$(2,570,415)	$4,117,571
Change in unrealized loss on cash flow hedge	$1,275,081	$1,709,411	$(2,652,735)
Change in purchased receivable obligations	$(2,399,832)	$2,399,832	$—
Capital lease obligations incurred	$—	$278,459	$—

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

In addition, the Company finances the sales of consumer product retailers referred to as finance contract receivables and licenses a proprietary collection software application referred to as licensed software.

Reporting Entity

The accompanying consolidated financial statements include the accounts of Asset Acceptance Capital Corp. (“AACC”) and all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company currently has three operating segments, one for purchased receivables, one for finance contract receivables and one for licensed software. The finance contract receivables and licensed software operating segments are not material and therefore are not disclosed separately from the purchased receivables segment.

Effective August 31, 2009, the Company completed a reorganization which merged three non-operating subsidiaries into AACC. The reorganization did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. During 2010, the Company ceased operations and subsequently dissolved its Portfolio Acquisition Recovery Corporation (“PARC”) wholly owned subsidiary. Refer to Note 8, “Restructuring Charges” and Note 13, “Income Taxes” for additional information related these actions.

Revenue Recognition

The Company accounts for its investment in purchased receivables using the guidance provided in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, (“Interest Method”). Refer to Note 2, “Purchased Receivables and Revenue Recognition”, for additional discussion of the Company’s method of accounting for purchased receivables and recognizing revenue.

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

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected or a fixed fee. The Company receives net proceeds and records as gross cash collections received by the unaffiliated third parties. The Company records the fee paid to the third parties, and the reimbursement of certain legal and other costs, as a component of collections expense. The percent of gross cash collections from third party relationships were 35.9%, 32.9% and 30.9% for the years ended December 31, 2010, 2009 and 2008, respectively.

Accrued Liabilities

The details of accrued liabilities were as follows:

	December 31,
	2010	2009
Accrued payroll, benefits and bonuses	$6,007,874	$6,858,421
Accrued contract termination costs(1)	5,280,000	—
Accrued general and administrative expenses(2)	4,849,348	3,243,887
Fair value of derivative instruments	2,781,149	4,673,159
Deferred rent	2,738,363	3,152,922
Accrued restructuring charges(3)	2,594,245	—
Accrued interest expenses	367,974	641,556
Deferred revenue	287,127	—
Purchased receivables(4)	—	2,399,832
Other accrued expenses	272,627	324,611

Total accrued liabilities	$25,178,707	$21,294,388

(1)	The Company terminated a relationship with a third party service provider that resulted in a $5,280,000 accrual for reimbursement of court costs incurred by the third party on the Company’s behalf.

(2)	Accrued general and administrative expenses included $1,250,000 related to a litigation contingency as of December 31, 2010, see Note 10, “Contingencies” for more information.

(3)

The restructuring charges of $2,594,245 are related to closing the Chicago, Illinois, Cleveland, Ohio and Deerfield Beach, Florida offices; refer to Note 8, “Restructuring Charges” for additional information.

(4)	The rights, title and interest of an acquired portfolio was transferred to the Company as of December 31, 2009; however, funding occurred during January 2010.

Concentrations of Risk

For the years ended December 31, 2010 and 2009, the Company invested 68.9% and 67.0% (net of buybacks), respectively, in purchased receivables from its top three sellers. One seller is included in the top three in both years.

Interest Expense

Interest expense includes interest on the Company’s credit facilities, unused facility fees, the ineffective portion of the change in fair value of the Company’s derivative financial instrument (refer to Note 4, “Derivative Financial Instruments and Risk Management”), interest payments made on the interest rate swap and amortization of deferred financing costs. During the years ended December 31, 2010, 2009 and 2008, the Company recorded interest expense of $11,203,730, $10,168,671 and $13,023,938, respectively, including the amortization of deferred financing costs of $1,285,437, $670,559 and $506,821, respectively.

Interest expense of $13,854, $48,129 and $87,229 related to software developed for internal use was capitalized during the years ended December 31, 2010, 2009 and 2008, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share reflect net earnings (loss) divided by the weighted-average number of shares outstanding. Diluted weighted-average shares outstanding equals basic weighted-average shares outstanding as a result of the net loss for the years ended December 31, 2010 and 2009. Diluted weighted-average shares outstanding for the year ended December 31, 2008 included 26,286 dilutive shares related to outstanding stock options, deferred stock units, restricted shares and restricted share units (collectively the “Share-Based Awards”). There were 821,763 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s common stock at December 31, 2008 and thus were anti-dilutive.

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

The first step of the goodwill impairment test compares the fair value of a reporting unit with the book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is not considered impaired. The estimate of fair value of the Company’s reporting unit, the purchased receivables operating segment, is determined using various valuation techniques, including market capitalization and an analysis of discounted cash flows. At the time of the Company’s annual goodwill impairment test in the fourth quarter of 2010, market capitalization was substantially higher than book value and goodwill was not considered to be impaired.

During the third quarter of 2010, the Company decided to no longer purchase and collect healthcare accounts receivable. As a result, the Company recognized an impairment charge for the net book value of intangible assets for trademark and trade names associated with the healthcare collection operations of $812,400. This impairment is recorded in “Restructuring charges” in the accompanying consolidated statements of operations. Refer to Note 8, “Restructuring charges”, for further information on impairment of assets.

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

During the first quarter of 2008, the Company decided to no longer service medical receivables on a contingent fee basis. As a result, the Company recognized an impairment charge for the net book value of intangible assets for customer contracts and relationships associated with the contingent collection business of $445,651. This impairment is recorded in “Impairment of assets” in the accompanying consolidated statements of operations. Refer to Note 5, “Property and Equipment”, for further information on impairment of assets.

Goodwill and other intangible assets, with indefinite lives that are not amortized, consisted of the following:

	December 31,
	2010	2009
Goodwill	$14,323,071	$14,323,071
Trademark and trade names	—	812,400

Total goodwill and other intangible assets	$14,323,071	$15,135,471

Other intangible assets, having original estimated useful lives ranging from five to seven years consisted of the following:

	December 31,
	2010	2009
Non-compete agreements	$—	$1,000,000
Other intangible assets	—	840,000

Total other intangible assets	—	1,840,000
Less accumulated amortization	—	(1,573,335)

Net other intangible assets	$—	$266,665

During 2010, the Company reviewed other intangible assets and disposed of those that no longer had value to the Company, which included intangibles associated with the dissolved PARC subsidiary. Refer to Note 8, “Restructuring charges” for additional information associated with dissolving PARC. The accumulated amortization is netted against other intangible assets, which is included in “Intangible assets, net” in the accompanying consolidated statements of financial position. Amortization expense was $266,665, $206,452 and $242,849 for the years ended December 31, 2010, 2009 and 2008, respectively. There is no estimated future amortization expense for intangible assets at December 31, 2010.

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

Recently Issued Accounting Pronouncements

The following accounting pronouncements have been issued and are effective for the Company in or after fiscal year 2010.

In December 2010, the FASB issued guidance that clarifies that, when presenting comparative financial statements, a public entity should disclose revenue and earnings of a combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of a fiscal year beginning on or after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB issued guidance that clarifies the requirements to perform step two when testing for impairment of goodwill for reporting units with zero or negative carrying amounts. It clarifies that when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists. The entity is then required to perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2010, the FASB issued guidance which requires new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this guidance, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2010, the FASB issued guidance that no longer requires SEC filers to disclose the date through which it has evaluated subsequent events and the basis for that date. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued guidance which requires additional disclosures related to the components of the reconciliation of fair value measurements using unobservable inputs to and transfers between levels in the hierarchy of fair value measurement. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain provisions related to level 3 disclosures which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective for annual reporting periods beginning after November 15, 2009. Early adoption was prohibited. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

2. Purchased Receivables and Revenue Recognition

Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and many times have been subject to previous collection efforts. The Company acquires pools of homogenous accounts which are the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (generally more than 90%) from their face values due to a deterioration of credit quality since origination and are initially recorded at the Company’s acquisition cost, which equals fair value at the acquisition date. Financing for purchasing is provided by the Company’s cash generated from operations and from borrowings on the Company’s revolving credit facility.

The Company accounts for its investment in purchased receivables using the Interest Method when the Company has reasonable expectations of the timing and amount of cash flows expected to be collected. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics and payer dynamics. Risk characteristics of purchased receivables are considered to be similar since purchased receivables are usually in the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

Collections on each static pool are allocated to revenue and principal reduction based on an internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. In addition, the estimated future cash flows may also be impacted by internal or external factors. Internal factors that may have an impact on estimated future cash flows include (a) revisions to initial and post-acquisition recovery scoring and modeling estimates, (b) operational strategies, and (c) changes in productivity related to turnover and tenure of the Company’s collection staff. External factors that may have an impact on the estimated future cash flows include (a) overall market pricing for new purchases, (b) new laws or regulations relating to collection efforts or new interpretations of existing laws or regulations and (c) the overall condition of the economy.

The actual life of each pool may vary, but will generally range between 36 and 84 months depending on the expected collection period. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool. Monthly cash flows lower than revenue recognized will increase the carrying value of each static pool. Each static pool is reviewed at least quarterly and compared to historical trends and operational data to determine whether it is performing as expected. This comparison is used to determine future estimated cash flows. If revised cash flow estimates are greater than original estimates, the IRR is increased prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If revised cash flow estimates are less than original estimates, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase in periods subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

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

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had an IRR assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of December 31, 2010, the Company had 14 unamortized pools on the cost recovery method with an aggregate carrying value of $962,461 or about 0.3% of the total carrying value of all purchased receivables. The Company had 50 unamortized pools on the cost recovery method with an aggregate carrying value of $2,271,595, or about 0.7% of the total carrying value of all purchased receivables as of December 31, 2009.

Although not its usual business practice, the Company may periodically sell, on a non-recourse basis, all or a portion of a pool to unaffiliated parties. The Company does not have any significant continuing involvement with the sold pools subsequent to sale. Proceeds of these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and the carrying value, which is included in “Gain on sale of purchased receivables” in the accompanying consolidated statements of operations. The Company sold receivables during the year ended December 31, 2010 that had a carrying value of $518,194 of which $518,168 was related to healthcare receivables sold. The Company received proceeds from the sales of $1,730,236 of which $1,399,550 was related to healthcare receivables. See Note 8, “Restructuring Charges” for more information on the sale of healthcare receivables. The agreements to sell receivables typically include general representations and warranties.

Changes in purchased receivables portfolios were as follows:

	Years Ended December 31,
	2010	2009
Beginning balance	$319,772,006	$361,808,502
Investment in purchased receivables, net of buybacks	135,089,331	120,719,310
Cost of sale of purchased receivables, net of returns	(518,193)	(490)
Cash collections	(328,818,490)	(334,030,597)
Purchased receivable revenues	195,793,601	171,275,281

Ending balance	$321,318,255	$319,772,006

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of purchased receivables. Changes in accretable yield were as follows:

	Years Ended December 31,
	2010	2009
Beginning balance(1)	$466,199,721	$534,985,144
Revenue recognized on purchased receivables, net	(195,793,601)	(171,275,281)
Additions due to purchases	150,336,777	202,468,909
Reclassifications from (to) nonaccretable yield	6,721,957	(99,979,051)

Ending balance(1)	$427,464,854	$466,199,721

(1)

Accretable yields are a function of estimated remaining cash flows and are based on historical cash collections. Refer to Forward-Looking Statements within Item 1A. “Risk Factors” on page 13 and Critical Accounting Policies on page 51 for further information regarding these estimates.

Cash collections include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of cash collections from fully amortized pools were as follows:

	Years Ended December 31,
	2010	2009	2008
Fully amortized before the end of their expected life	$10,834,078	$22,960,625	$30,689,189
Fully amortized after the end of their expected life	28,270,936	28,933,883	41,845,346
Accounted under the cost recovery method	10,324,492	11,266,330	6,090,186

Total cash collections from fully amortized pools	$49,429,506	$63,160,838	$78,624,721

Changes in purchased receivables portfolios under the cost recovery method were as follows:

	Years Ended December 31,
	2010	2009
Beginning balance	$2,271,595	$9,804,318
Addition of portfolios	1,242,870	805,898
Buybacks, impairments and resale adjustments	(637,227)	(1,016,913)
Cash collections until fully amortized	(1,914,777)	(7,321,708)

Ending balance	$962,461	$2,271,595

During the year ended December 31, 2010, the Company recorded net impairment reversals of $2,335,443 and net impairments of $49,504,754 and $13,040,736 during the years ended December 31, 2009 and 2008, respectively, related to its purchased receivables. The net impairment reversals increased revenue and the carrying value of purchased receivable portfolios during 2010 whereas net impairments reduced revenue and the carrying value of the purchased receivable portfolios during 2009 and 2008.

Changes in the purchased receivables valuation allowance were as follows:

	Years Ended December 31,
	2010	2009	2008
Beginning balance	$104,416,455	$71,949,326	$62,091,755
Impairments	1,140,757	50,274,254	16,112,536
Reversal of impairments	(3,476,200)	(769,500)	(3,071,800)
Deductions(1)	(14,757,712)	(17,037,625)	(3,183,165)

Ending balance	$87,323,300	$104,416,455	$71,949,326

(1)

Deductions represent valuation allowances on purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

3. Notes Payable

The Company’s amended credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, originated on June 5, 2007 (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company has a five-year $100,000,000 revolving credit facility which expires in June 2012 (the “Revolving Credit Facility”) and a six-year $150,000,000 term loan facility which expires in June 2013 (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 200 to 250 basis points over the bank’s prime rate depending upon the Company’s liquidity, as defined in the Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month contracts based on the London Inter Bank Offer Rate (“LIBOR”) at rates between 300 to 350 basis points over the respective LIBOR, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25,000,000 increase as well as sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of December 31, 2010 were:

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

On May 28, 2010, the Company, JPMorgan Chase Bank, N.A. and other lenders entered into a Third Amendment to Credit Agreement (“Third Amendment”). The Third Amendment adjusted the levels of the Leverage Ratio used to set the applicable margin on outstanding borrowings and the respective interest spreads. The Third Amendment also changed certain financial covenant definitions to allow for adjustments related to charges for the Federal Trade Commission (“FTC”) investigation, limited to $7,000,000, and the net impact of the fourth quarter 2009 purchased receivable impairment charges, limited to $20,000,000. The changes did not impact total available borrowing capacity; however, the financial covenants were adjusted to be less restrictive, which in turn increased the Company’s ability to borrow under the terms of the agreement. In exchange for amending the Credit Agreement, the Company incurred deferred financing costs of $775,808 and $1,835,926 for the years ended December 31, 2010 and 2009, respectively.

The Credit Agreement contains a provision that requires the Company to repay Excess Cash Flow (as defined) to reduce the indebtedness outstanding under its Term Loan Facility. The annual repayment of the Company’s Excess Cash Flow was first effective with the issuance of its audited consolidated financial statements for fiscal year 2008, and the Company made required payments of $8,962,558 and $2,427,486 in March 2010 and 2009, respectively. The Excess Cash Flow payment, if required, is due within 10 days of the issuance of the annual financial statements. The repayment provisions are:

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

The Company is not required to make a payment on its Term Loan Facility based on the Excess Cash Flow provisions for the year ended December 31, 2010.

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

The Company had $157,259,956 and $160,022,514 of borrowings outstanding on its Credit Facilities as of December 31, 2010 and 2009, respectively, of which $133,359,956 and $143,822,514 was outstanding on the Term Loan Facility, respectively, and $23,900,000 and $16,200,000 was outstanding on the Revolving Credit Facility, respectively. The Term Loan Facility requires quarterly repayments totaling $1,500,000 annually until March 2013 with the remaining balance due in June 2013. The weighted average interest rates on the total amount outstanding at December 31, 2010 and 2009 were 5.30% and 5.69%, respectively. The weighted average interest rates on the amount outstanding under the Revolving Credit Facility at December 31, 2010 and 2009 were 3.88% and 3.11%, respectively.

The Company was in compliance with all covenants of the Credit Agreement as of December 31, 2010.

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

Derivative Financial Instruments

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25,000,000. As of December 31, 2010, the notional amount was $50,000,000. This swap agreement expires on September 13, 2012.

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

As of December 31, 2010, the Company did not have any fair value hedges.

The following tables summarize the fair value of derivative instruments:

	December 31, 2010		December 31, 2009
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Accrued liabilities	$2,781,149	Accrued liabilities	$4,673,159

Total derivatives designated as hedging instruments		$2,781,149		$4,673,159

The following tables summarize the impact of derivatives designated as hedging instruments:

Derivative	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
	2010	2009	2008		2010	2009	2008		2010	2009	2008
Interest rate swap	$(1,266,639)	$(1,111,398)	$(6,113,779)	Interest expense	$(3,158,649)	$(3,681,813)	$(1,996,208)	Interest Expense	$3,173	$2,366	$2,642

Total	$(1,266,639)	$(1,111,398)	$(6,113,779)	Total	$(3,158,649)	$(3,681,813)	$(1,996,208)	Total	$3,173	$2,366	$2,642

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2010	2009
Computer equipment and software	$20,152,371	$19,453,679
Furniture and fixtures	5,696,062	6,096,969
Office equipment	3,968,191	4,087,986
Leasehold improvements	2,183,151	2,456,788
Equipment under capital leases	278,459	278,459

Total property and equipment, at cost	32,278,234	32,373,881
Less accumulated depreciation and amortization	(19,222,511)	(17,852,215)

Net property and equipment	$13,055,723	$14,521,666

Property and equipment is recorded at cost. Expenditures for repairs and maintenance are charged to operations as incurred. Material leasehold improvements are capitalized and depreciated over the remaining life of the lease. The Company records depreciation and amortization expense on a straight-line basis with lives ranging from three to ten years. During the fourth quarter of 2008, the Company decided to discontinue the implementation of a software product. As a result, the Company recognized an impairment charge of $170,692, the amount previously invested to implement this software product, in “Impairment of assets” in the accompanying consolidated statements of operations. Refer to “Goodwill and Other Intangible Assets” within Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for further information on additional impairment of assets and amortization of intangible assets. Depreciation and amortization expense was $4,399,110, $3,901,183 and $3,711,953 for property and equipment, and $266,665, $206,452, and $242,849 for intangible assets for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company capitalizes qualifying computer software development costs. Costs incurred during the application development stage are capitalized and amortized over the software’s useful life on a straight-line basis, beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain direct payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software, including interest expense. Capitalizable personnel costs are limited to the time directly spent on such projects. For the years ended December 31, 2010 and 2009, the Company capitalized $170,234 and $220,559, respectively, of these direct payroll costs related to software developed for internal use.

6. Associate Benefits

The Company maintains a defined contribution profit sharing plan with 401(k) features for substantially all associates. Associates may contribute up to the annual maximum amount determined by the Internal Revenue Service ($16,500 for 2010 plus an additional $5,500 “catch-up” for eligible associates) to the plan each year. The Company matched 100% on the first 3% contributed by each participant’s salary deferrals and matched 50% on the next 3% contributed by each participant’s salary deferrals until the match was suspended in September 2009. The Company’s related expense was $1,125,100 and $1,817,208 for the years ended December 31, 2009 and 2008, respectively, and there was no expense in 2010. There was no unpaid contribution as of December 31, 2010 and 2009.

The Company is self-insured for health and prescription drug benefits. The Company recognized expense for health and prescription drug benefits, related administration, stop-loss insurance and other employee related insurance premiums of $6,040,459, $7,626,312 and $7,835,525 for the years ended December 31, 2010, 2009 and 2008, respectively. The expense is based on actual and estimated claims incurred. Accrued liabilities in the accompanying consolidated statements of financial position include $500,000, $633,000 and $540,000 for estimated health and prescription drug benefits incurred but not paid as of December 31, 2010, 2009 and 2008, respectively.

7. Acquisition

On July 21, 2010, the Company completed a purchase of substantially all of the assets of BSI eSolutions, LLC (“BSI”) for $793,750. The Company had been implementing a BSI developed collection platform to replace its legacy debt collection software, and completed this transaction to protect its investment in the software technology. From the date of acquisition, the results of operations related to the acquisition of these assets have been included in the Company’s accompanying consolidated financial statements.

The following is an allocation of the purchase price to the assets acquired and liabilities assumed:

Assets acquired:
Accounts receivable, net	$122,510
Software	857,827
Property and equipment	20,000

Liabilities assumed:
Accrued liabilities	(28,787)
Deferred revenue	(177,800)

Net assets acquired	$793,750

This asset purchase did not have a material impact to the Company’s revenue or earnings for the year ended December 31, 2010. As a result, supplemental pro forma financials have not been provided.

8. Restructuring Charges

On July 29, 2010, the Company announced its commitment to no longer purchase and collect healthcare accounts receivable. Subsequently, the Company sold its healthcare accounts to a third party and closed its Deerfield Beach, Florida office. Proceeds from the sale were $1,399,550, and the Company recognized a gain of $881,383, which is included in “Gain on sale of purchased receivables” in the accompanying consolidated statements of operations.

On October 4, 2010 and December 30, 2010, the Company announced its plans to close its call center operations in the Chicago, Illinois and Brooklyn Heights (“Cleveland”), Ohio offices respectively. The Company recognized restructuring charges for these actions, and for closing the Deerfield Beach office, of $4,224,889 during the year ended December 31, 2010. These charges include employee termination benefits, contract termination costs for the real estate leases, write-off of furniture and equipment, impairment of intangible assets and other exit costs. The employee termination benefits, contract termination costs and other exit costs require the outlay of cash of approximately $3,000,000, while the impairment of intangible assets and write-off of furniture and equipment of approximately $1,200,000 represent non-cash charges.

The components of restructuring charges were as follows:

Year Ended December 31, 2010
Employee termination benefits	$1,702,103
Contract termination costs	1,184,751
Impairment of intangible assets	812,400
Write-off of furniture and equipment	377,500
Other	148,145

Total restructuring charges	$4,224,899

The restructuring liability as of December 31, 2010 was $2,594,245. The changes in the liability balance during the year ended December 31, 2010 were as follows:

	Employee Termination Benefits	Contract Termination Costs	Fixed Assets and Other	Total
Restructuring liability as of January 1, 2010	$—	$—	$—	$—
Costs incurred and charged to expense	1,702,103	1,184,751	525,645	3,412,499
Payments	(676,674)	(38,989)	(48,754)	(764,417)
Adjustments to furniture and equipment	—	—	(53,837)	(53,837)

Restructuring liability as of December 31, 2010	$1,025,429	$1,145,762	$423,054	$2,594,245

As of December 31, 2010, the actions to close the Deerfield Beach office were substantially complete. The actions to close the Chicago and Cleveland offices are expected to be completed in the first half of 2011. There were no restructuring charges in 2009 or 2008.

9. Share-Based Compensation

The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company reserved 3,700,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan of which 2,246,420 shares remain available to be granted as of December 31, 2010. The purpose of the plan is (i) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (ii) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

Based on historical experience, the Company uses an annual forfeiture rate of 15% for associate grants. Grants made to non-associate directors vest immediately and, therefore, have no associated forfeitures.

Share-based compensation expense and related tax benefits were as follows:

	Years Ended December 31,
	2010	2009	2008
Share-based compensation expense	$1,194,802	$1,328,402	$1,305,298
Tax benefits	472,903	496,096	497,420

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

The following table summarizes the assumptions used to determine the fair value of stock options granted:

Options issue year:	2010	2009	2008
Expected volatility	57.20%-59.90%	51.37%-54.53%	46.50%
Expected dividends	0.00%	0.00%	0.00%
Expected term	4 Years	5 Years	5 Years
Risk-free rate	2.20%-2.42%	1.98%-2.06%	3.09%

As of December 31, 2010, the Company had options outstanding for 1,012,063 shares of its common stock under the Stock Incentive Plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. The options granted to key associates generally vest between one and five years from the grant date whereas the options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the vesting period.

The related compensation expense was as follows:

	Years Ended December 31,
	2010	2009	2008
Salaries and benefits(1)	$393,390	$355,046	$295,743
Administrative expenses(2)	147,297	166,937	205,045

Total	$540,687	$521,983	$500,788

(1)	Salaries and benefits include amounts for associates.

(2)	Administrative expenses include amounts for non-associate directors.

The following table summarizes all stock option transactions from January 1, 2010 through December 31, 2010:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Beginning balance	930,417	$11.54
Granted	136,958	6.77
Forfeited or expired	(55,312)	7.88

Outstanding at December 31, 2010	1,012,063	11.09	5.71	$435,125

Exercisable at December 31, 2010	729,165	$13.18	5.69	$108,781

The weighted-average grant date fair value of the options granted during the years ended December 31, 2010, 2009 and 2008 was $3.17, $2.06 and $5.86, respectively. No options were exercised during 2010, 2009 and 2008.

As of December 31, 2010, there was $614,339 of total unrecognized compensation expense related to nonvested stock options granted under the Stock Incentive Plan, which is comprised of $569,326 for options expected to vest and $45,013 for options not expected to vest. Unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 1.99 years.

Deferred Stock Units

As of December 31, 2010, the Company granted 58,437 deferred stock units (“DSUs”) of its common stock to non-associate directors under the Company’s Stock Incentive Plan. DSUs represent the Company’s obligation to deliver one share of common stock for each unit at a later date elected by the non-associate director, such as when his or her board service ends. DSUs vest immediately upon grant and are not subject to forfeiture. DSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional DSUs. The value of each DSU is equal to the market price of the Company’s stock at the date of grant.

The fair value of the DSUs granted is expensed immediately to correspond with the vesting schedule. The related expense for the years ended December 31, 2010, 2009 and 2008 included $99,983, $87,512 and $125,019, respectively, and is included in “Administrative” expenses in the accompanying consolidated statements of operations.

The following table summarizes all DSU related transactions from January 1, 2010 through December 31, 2010:

	DSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	39,721	$8.39
Granted	18,716	5.34

Ending balance	58,437	$7.41

There was no unrecognized compensation expense related to nonvested DSUs as of December 31, 2010.

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

The RSUs granted to associates generally vest over two to four years, based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the non-associate director terminates his or her board service. At December 31, 2010, 51,875 of the RSUs granted to associates will vest contingent on the attainment of performance conditions. When RSUs vest, participants have the option of selling a portion of vested shares to the Company in order to cover payroll tax obligations. The Company expects to repurchase approximately 26,000 shares for RSUs that are expected to vest in 2011.

The fair value of the RSUs is expensed on a straight-line basis over the vesting period based on the number of RSUs that are expected to vest. For RSUs with performance conditions, if those conditions are not expected to be met, the compensation expense previously recognized is reversed. The related compensation expense, net of reversals, was as follows:

	Years Ended December 31,
	2010	2009	2008
Salaries and benefits(1)	$450,911	$604,084	$525,344
Administrative expenses(2)	103,221	114,823	154,147

Total	$554,132	$718,907	$679,491

(1)	Salaries and benefits include amounts for associates.

(2)	Administrative expenses include amounts for non-associate directors.

The Company issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions from January 1, 2010 through December 31, 2010:

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	232,951	$8.12
Granted	95,698	6.41
Vested and issued	(28,783)	10.43
Forfeited	(61,104)	6.66

Ending balance	238,762	$7.52

As of December 31, 2010, there was $1,059,945 of total unrecognized compensation expense related to nonvested RSUs, which is comprised of $498,055 for RSUs expected to vest and $561,890 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.17 years.

10. Contingencies

Litigation Contingencies

The Company is involved in certain legal matters that management considers incidental to its business. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable. The Company recognizes expense for defense costs when incurred. The Company does not expect these routine legal matters, either individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

As previously reported, the Federal Trade Commission (“FTC”) commenced an investigation into the Company’s debt collection practices under the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Federal Trade Commission Act. The FTC staff forwarded draft pleadings and a proposed consent decree to the Company for consideration. The Company and its counsel continue to have discussions with the FTC staff to resolve the matter. As of December 31, 2010, the Company’s best estimate of the amount of loss was $1,250,000 and an accrual for that amount has been included in the Company’s consolidated financial statements. While the final amount the Company may pay to resolve the matter could be more than the amount accrued, the Company is unable to estimate a range of possible loss at this time in view of the status of its ongoing discussions with the FTC.

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

11. Long-Term Commitments

Leases

The Company has several operating leases, primarily for office space. The leases expire at various dates through 2016, before consideration of renewal options. The total amount of rental payments due over the lease term are charged to rent expense using the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent”, which is included in “Accrued liabilities” in the accompanying consolidated statements of financial position. Total rent expense related to operating leases was $5,298,373, $6,178,355 and $6,134,193 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following is a schedule of future minimum lease payments under operating and capital leases, together with the present value of the net minimum lease payments related to capital leases, as of December 31, 2010:

	Operating Leases	Capital Leases
Years ending December 31:
2011	5,045,861	103,425
2012	4,626,019	112,828
2013	4,193,017	23,242
2014	4,240,392	—
2015	3,857,759	—
2016 and thereafter	1,555,114	—

Total minimum lease payments	$23,518,162	239,495

Less amount representing interest		(37,016)

Present value of net minimum lease payments		$202,479

Other Long-Term Commitments

The Company’s Term Loan Facility requires quarterly repayments totaling $1,500,000 annually until March 2013 with the remaining balance due in June 2013. To the extent that a balance is outstanding on the Company’s Revolving Credit Facility, it would be due in June 2012, or earlier as defined in the Credit Agreement. Refer to Note 3, “Notes Payable”, for more details about the Company’s Credit Facilities. The Company has contractual interest due on derivative instruments totaling $3,145,049 through September 2012.

Employment Agreements

The Company has three employment agreements with certain executive members of management. Such agreements call for the payment of base compensation, bonuses based on achievement of financial and operating metrics and certain benefits, such as medical insurance. All three employment agreements automatically renew on their expiration date for one year unless the executive or the Company terminates the employment agreement in writing. The agreements also include confidentiality and non-compete provisions, and provide for compensation after separation under certain circumstances, including a change of control.

Forward Flow Agreements

The Company is party to several forward flow agreements that allow for the purchase of defaulted consumer receivables at pre-established prices. The expected remaining purchase price of receivables to be acquired under existing forward flow agreements at December 31, 2010 was $2,999,200.

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

Disclosure of the estimated fair value of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

		Fair Value Measurements at Reporting Date Using
	Total Recorded Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$2,781,149	—	$2,781,149	—

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

The estimate of fair value of the Company’s goodwill is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. At the time of the annual goodwill impairment test, November 1, 2010, market capitalization was substantially higher than book value and goodwill was considered not to be impaired. In response to declines in the Company’s stock price throughout the first nine months of 2010, which is a triggering event requiring a review for potential impairments a discounted cash flow analysis was performed as of September 30, 2010. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The Company based assumptions about future cash flows and growth rates on its budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. The fair value of goodwill using a discounted cash flow analysis exceeded the book value as of September 30, 2010. The fair value of goodwill using a market capitalization approach significantly exceeded book value as of December 31, 2010.

The annual impairment test for other intangible assets not subject to amortization, for example, trademark and trade names, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies, which include Level 3 inputs. Significant assumptions are inherent in this process, including estimates of discount rates and future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets, and include estimates of the cost of debt and equity for market participants in the Company’s industry. During the third quarter of 2010, the Company decided to no longer purchase and collect healthcare accounts receivable. As a result, the Company recognized an impairment charge for the net book value of intangible assets for trademark and trade names associated with the healthcare collection activities of $812,400, which is included in “Restructuring charges” in the accompanying consolidated statements of operations. The Company performed a discounted cash flow analysis of its trademark and trade names as of September 30, 2009 and determined that the carrying value exceeded the fair value. The Company recorded an impairment of $1,167,600 which is included in “Impairment of assets” in the accompanying consolidated statements of operations.

The following disclosures pertain to the fair value of certain assets and liabilities, which are not measured at fair value in the accompanying consolidated financial statements.

Purchased Receivables

The Company initially records purchased receivables at cost, which is discounted from the contractual receivable balance. The balance of purchased receivables is amortized in accordance with the Interest Method. The carrying value of receivables was $321,318,255 and $319,772,006 at December 31, 2010 and 2009, respectively. The Company computes the fair value of purchased receivables by discounting the estimated future cash flows generated by its forecasting model using an adjusted weighted-average cost of capital. The fair value of purchased receivables approximated the carrying value at both December 31, 2010 and 2009.

Credit Facilities

The Company’s Credit Facilities had carrying amounts of $157,259,956 and $160,022,514 as of December 31, 2010 and 2009, respectively. The fair value of the Credit Facilities approximated carrying value at both December 31, 2010 and 2009, respectively. The Company computed the fair value of its Credit Facilities based on quoted market prices.

13. Income Taxes

The Company recorded an income tax benefit of $8,451,668 for the year ended December 31, 2010 with an effective income tax rate of 83.9%. The rate differed from the federal statutory rate mainly due to permanent tax differences related to the dissolution of PARC that included a benefit of $5,166,286 related to a worthless stock deduction, a benefit of $2,153,752 related to the write-off of intercompany advances to PARC, an expense of $284,340 related to the write-off of intangible assets associated with PARC, and an expense of $1,796,698 related to write-off of PARC’s prior net operating loses. During 2010, the Company received net tax refunds of $5,177,813 for the refund of taxes previously paid and the carry back of operating losses to prior years.

The provision of income tax (benefit) expense consisted of the following:

	Years Ended December 31,
	2010	2009	2008
Current (benefit) expense:
Federal	$(3,384,068)	$(2,227,444)	$3,131,841
State	210,429	276,247	779,073

Total current expense	(3,173,639)	(1,951,197)	3,910,914
Deferred expense:
Federal	(4,607,441)	(6,930,779)	5,478,063
State	(670,588)	(875,473)	291,991

Total deferred expense	(5,278,029)	(7,806,252)	5,770,054
Total income tax (benefit) expense	$(8,451,668)	$(9,757,449)	$9,680,968

The differences between the total income tax (benefit) expense and the income tax expense (benefit) computed using the applicable federal income tax rate of 35% per annum was as follows:

	Years Ended December 31,
	2010	2009	2008
Federal tax (benefit) expense at statutory rate	$(3,523,730)	$(9,167,041)	$8,891,457
Increase (decrease) in income taxes resulting from:
State income tax (benefit) expense	(533,809)	(776,176)	797,689
Worthless stock deduction	(5,166,286)	—	—
Forgiveness of debt expense	(2,153,752)	—	—
Write-off of deferred tax assets	2,659,471	—	—
Impairment of intangible asset	284,340	408,660	—
Effect of tax rate changes	(384,830)	192,913	67,026
Other adjustments, net	366,928	(415,805)	(75,204)

Effective income tax (benefit) expense	$(8,451,668)	$(9,757,449)	$9,680,968

Effective income tax rate	83.9%	37.3%	38.1%

Net operating loss carryforwards may expire before they are used. As of December 31, 2010, the Company had generated federal and state net operating loss carryforwards of approximately $9,300,000 and $700,000, respectfully. The federal net operating loss can be used for a 20-year period and will expire in 2030. The state net operating losses have expiration periods that vary by state, which range from 5 to 20 years. The Company expects to be able to utilize these net operating loss carryforwards and therefore has not recorded a valuation allowance.

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements.

The components of deferred tax assets and liabilities consist of the following for the years presented:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforward	$9,316,300	$1,837,420
Stock options	2,425,434	2,071,462
Accrued expenses	1,535,327	1,430,461
Interest rate swap agreement	1,100,779	1,717,708
Charge-off adjustment	671,584	691,964
Intangible assets	231,138	232,231
Other	386,387	823,787

Total	15,666,949	8,805,033

Deferred tax liabilities:
Purchased receivables revenue recognition	64,319,898	61,387,862
Property and equipment	2,465,823	2,438,181
Transaction costs	882,055	883,897
Prepaid expenses	172,724	303,673
Deferred revenue	—	92,967
Other	690,103	1,223,207

Total	68,530,603	66,329,787

Net deferred tax liabilities	$52,863,654	$57,524,754

Certain reclassifications have been made to the 2009 deferred tax liability classifications to conform with the 2010 presentation. The reclassifications had no effect on net income or net balance sheet positions.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition of uncertain tax positions. The changes in unrecognized tax benefits were as follows:

	Years Ended December 31,
	2010	2009
Beginning balance	$994,732	$895,845
Additions based on tax positions taken in current year	—	53,542
Additions based on tax positions taken in prior years	47,026	45,578
Reductions for tax positions taken in prior years	(268)	(233)

Ending balance	$1,041,490	$994,732

As of December 31, 2010, the Company had gross unrecognized tax benefits of $1,041,490 that, if recognized, would result in a net tax benefit of $676,969 and would favorably affect the Company’s effective tax rate. It is expected that the amount of unrecognized tax benefits will not change significantly in the next twelve months.

The penalties and interest associated with uncertain tax positions are recorded as part of the provision for income taxes. These amounts as of December 31, 2010 and 2009 were approximately $187,000 and $140,000, respectively.

The federal income tax returns of the Company for the years 2007 through 2009 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

14. Selected Quarterly Operating Results (unaudited)

The following tables set forth a summary of the Company’s consolidated results on a quarterly basis for the years ended December 31, 2010 and 2009. The information for each of these quarters is unaudited and, in the Company’s opinion, has been prepared on a basis consistent with the Company’s audited consolidated financial statements appearing elsewhere in this Annual Report. This information includes all adjustments, consisting only of normal recurring adjustments the Company considered necessary for a fair presentation of this information when read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this Annual Report. Results of operations for any quarter are not necessarily indicative of the results for a full year or any future periods.

Quarterly Financial Data

	Quarter
	First	Second	Third	Fourth
2010
Total revenues	$51,554,664	$50,914,851	$48,467,817	$47,462,488
Total operating expenses	48,353,884	46,783,642	47,990,110	54,211,856
Income (loss) from operations	3,200,781	4,131,209	477,707	(6,749,369)
Net income (loss)	356,517	774,457	4,246,262	(6,993,368)
Total comprehensive income (loss)	558,994	1,205,510	4,377,919	(6,483,474)
Weighted average number of shares:
Basic	30,670,728	30,682,152	30,703,735	30,716,034
Diluted	30,739,269	30,781,363	30,741,207	30,716,034
Earnings (loss) per common share outstanding:
Basic	$0.01	$0.03	$0.14	$(0.23)
Diluted	$0.01	$0.03	$0.14	$(0.23)

	Quarter
	First	Second	Third	Fourth
2009
Total revenues	$56,991,198	$49,081,953	$47,673,821	$18,740,629
Total operating expenses	47,001,669	45,060,679	48,097,751	48,513,584
Income (loss) from operations	9,989,529	4,021,274	(423,930)	(29,772,955)
Net income (loss)	4,602,144	842,287	(1,641,668)	(20,236,860)
Total comprehensive income (loss)	5,071,834	1,544,518	(1,473,973)	(19,867,065)
Weighted average number of shares:
Basic	30,610,988	30,623,320	30,642,866	30,657,948
Diluted	30,624,101	30,711,491	30,642,866	30,657,948
Earnings (loss) per common share outstanding:
Basic	$0.15	$0.03	$(0.05)	$(0.66)
Diluted	$0.15	$0.03	$(0.05)	$(0.66)

Quarterly Changes in Valuation Allowance for Purchased Receivables

	Quarter
2010	First	Second	Third	Fourth
Beginning balance	$104,416,455	$98,882,900	$96,494,500	$92,122,200
Impairments	99,680	284,189	240,042	516,846
Reversal of impairments	—	(1,348,900)	(893,500)	(1,233,800)
Deductions(1)	(5,633,235)	(1,323,689)	(3,718,842)	(4,081,946)

Ending balance	$98,882,900	$96,494,500	$92,122,200	$87,323,300

	Quarter
2009	First	Second	Third	Fourth
Beginning balance	$71,949,326	$73,685,026	$80,216,255	$72,585,455
Impairments	3,791,000	7,144,000	6,916,938	32,422,317
Reversal of impairments	(341,700)	(298,000)	(129,800)	—
Deductions(1)	(1,713,600)	(314,771)	(14,417,938)	(591,317)

Ending balance	$73,685,026	$80,216,255	$72,585,455	$104,416,455

(1)

Deductions represent impairments on purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.