Form 10-Q
period 2011-03-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2011-04-29
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(586) 939-9600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 21, 2011, 30,634,952 shares of the Registrant’s common stock were outstanding.

ASSET ACCEPTANCE CAPITAL CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

			Page
PART I – Financial Information
Item 1.		Financial Statements (unaudited)	3
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.		Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.		Controls and Procedures	40

PART II – Other Information
Item 1.		Legal Proceedings	41
Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6.		Exhibits	42

Signatures			43
Exhibits:	10.1	2011 Annual Incentive Compensation Plan for Management (Portions of this document have been omitted pursuant to a request for confidential treatment)
	10.2	Form of Restricted Stock Unit Award Agreement for Management
	31.1	Rule 13a-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer
	32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash	$6,526,033	$5,635,503
Purchased receivables, net	326,248,663	321,318,255
Income taxes receivable	351,350	3,760,731
Property and equipment, net	12,077,819	13,055,723
Goodwill	14,323,071	14,323,071
Other assets	5,110,393	5,680,237

Total assets	$364,637,329	$363,773,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,168,083	$2,958,214
Accrued liabilities	17,012,099	25,178,707
Income taxes payable	1,233,757	1,407,794
Notes payable	163,784,956	157,259,956
Capital lease obligations	181,536	202,479
Deferred tax liability, net	53,661,247	52,863,654

Total liabilities	239,041,678	239,870,804

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,267,166 and 33,248,915 at March 31, 2011 and December 31, 2010, respectively	332,672	332,489
Additional paid in capital	149,743,946	149,438,202
Retained earnings	18,223,648	17,138,085
Accumulated other comprehensive loss, net of tax	(1,350,309)	(1,680,370)
Common stock in treasury; at cost, 2,632,214 and 2,627,339 shares at March 31, 2011 and December 31, 2010, respectively	(41,354,306)	(41,325,690)

Total stockholders’ equity	125,595,651	123,902,716

Total liabilities and stockholders’ equity	$364,637,329	$363,773,520

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues
Purchased receivable revenues, net	$50,037,709	$51,086,546
Gain on sale of purchased receivables	—	217,023
Other revenues, net	355,282	251,095

Total revenues	50,392,991	51,554,664

Expenses
Salaries and benefits	17,945,483	19,504,866
Collections expense	23,703,216	24,192,940
Occupancy	1,420,857	1,752,127
Administrative	1,779,766	1,741,368
Depreciation and amortization	1,050,652	1,162,382
Loss on disposal of equipment and other assets	—	201

Total operating expenses	45,899,974	48,353,884

Income from operations	4,493,017	3,200,780
Other income (expense)
Interest expense	(2,660,056)	(2,628,425)
Interest income	87	1,042
Other	(2,020)	14,602

Income before income taxes	1,831,028	587,999
Income tax expense	745,465	231,482

Net income	$1,085,563	$356,517

Weighted average number of shares:
Basic	30,725,786	30,670,728
Diluted	30,822,828	30,739,269
Earnings per common share outstanding:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$1,085,563	$356,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,050,652	1,162,382
Amortization of deferred financing costs	354,042	275,605
Deferred income taxes	581,376	105,217
Share-based compensation expense	305,927	219,009
Net impairment of purchased receivables	1,082,600	99,680
Non-cash revenue	(39)	(5,864)
Loss on disposal of equipment and other assets	—	201
Gain on sale of purchased receivables	—	(217,023)
Changes in assets and liabilities:
Decrease (increase) in other assets	215,802	(430,310)
Decrease in accounts payable and other accrued liabilities	(7,290,549)	(1,463,268)
Decrease in income tax receivable, net	3,235,344	142,695

Net cash provided by operating activities	620,718	244,841

Cash flows from investing activities
Investment in purchased receivables, net of buybacks	(46,177,633)	(31,548,959)
Principal collected on purchased receivables	40,164,664	38,034,968
Proceeds from sale of purchased receivables	—	217,049
Purchase of property and equipment	(192,660)	(313,241)

Net cash (used in) provided by investing activities	(6,205,629)	6,389,817

Cash flows from financing activities
Borrowings under notes payable	48,200,000	22,100,000
Repayments of notes payable	(41,675,000)	(27,437,558)
Payments on capital lease obligations	(20,943)	(13,305)
Purchase of treasury shares	(28,616)	—

Net cash provided by (used in) financing activities	6,475,441	(5,350,863)

Net increase in cash	890,530	1,283,795
Cash at beginning of period	5,635,503	4,935,248

Cash at end of period	$6,526,033	$6,219,043

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$2,326,723	$2,447,691
Net cash received for income taxes	(3,071,252)	(16,430)
Non-cash investing and financing activities:
Change in fair value of interest rate swap liability	546,278	285,950
Change in unrealized loss on cash flow hedge, net of tax	(330,061)	(202,477)
Change in purchased receivable obligations	—	(2,399,832)

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Asset Acceptance Capital Corp. (a Delaware corporation) and its subsidiaries (collectively referred to as the “Company”) are engaged in the purchase and collection of defaulted and charged-off accounts receivable portfolios. These receivables are acquired from consumer credit originators, primarily credit card issuers including private label card issuers, consumer finance companies, telecommunications and other utility providers, resellers and other holders of consumer debt. The Company may periodically sell receivables from these portfolios to unaffiliated third parties.

In addition, the Company finances the sales of consumer product retailers, referred to as finance contract receivables, and licenses a proprietary collection software application referred to as licensed software.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2011 and its results of operations and cash flows for the three months ended March 31, 2011 and 2010, and all adjustments were of a normal recurring nature. The operations of the Company for the three months ended March 31, 2011 and 2010 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items related to such estimates include the timing and amount of future cash collections on purchased receivables, deferred tax assets, goodwill and share-based compensation. Actual results could differ from those estimates making it reasonably possible that a significant change in these estimates could occur within one year.

Goodwill

Goodwill with an indefinite life is not amortized, instead, is reviewed annually to assess recoverability or more frequently if impairment indicators are present. Refer to Note 7, “Fair Value”, for additional information about the fair value of goodwill.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accrued Liabilities

The details of accrued liabilities were as follows:

	March 31, 2011	December 31, 2010
Accrued payroll, benefits and bonuses	$5,705,425	$6,007,874
Accrued general and administrative expenses (1)	4,850,391	4,849,348
Deferred rent	2,657,595	2,738,363
Fair value of derivative instruments	2,234,871	2,781,149
Accrued restructuring charges (2)	659,023	2,594,245
Accrued interest expense	347,178	367,974
Deferred revenue	240,702	287,127
Accrued contract termination costs (3)	—	5,280,000
Other accrued expenses	316,914	272,627

Total accrued liabilities	$17,012,099	$25,178,707

(1)	Accrued general and administrative expenses included $1,250,000 related to a litigation contingency as of March 31, 2011 and December 31, 2010, respectively, see Note 6, “Contingencies” for more information.
(2)	Restructuring charges are related to anticipated costs associated with closing the Chicago, Illinois, Cleveland, Ohio and Deerfield Beach, Florida collection offices in 2010; refer to Note 8, “Restructuring Charges” for additional information.
(3)	The Company terminated a relationship with a third party service provider that resulted in a $5,280,000 accrual for reimbursement of court costs at December 31, 2010, which was paid in January 2011.

Revenue Recognition

The Company accounts for its investment in purchased receivables using the guidance provided in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, referred to herein as the “Interest Method”. Refer to Note 2, “Purchased Receivables and Revenue Recognition”, for additional discussion of the Company’s method of accounting for purchased receivables and recognizing revenue.

Concentrations of Risk

For the three months ended March 31, 2011 and 2010, the Company invested 87.4% and 89.7% (net of buybacks), respectively, in purchased receivables from its top three sellers. One seller is included in the top three in both three month periods.

Seasonality

Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenues remain relatively level, excluding the impact of impairments, due to the application of the Interest Method of revenue recognition. In addition, the Company’s operating results may be affected by the timing of purchases of charged-off consumer receivables due to the costs associated with initiating collection activities. Consequently, income and margins may fluctuate from quarter to quarter.

Collections by Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected, or for a fixed fee. The Company generally receives these collection proceeds net of collection fees; however, records collections on a gross basis. Fees paid to third parties, and the reimbursement of certain legal and other costs, are recorded as a component of collections expense. The percent of gross cash collections by third parties was 39.7% and 32.2% for the three months ended March 31, 2011 and 2010, respectively.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest Expense

Interest expense includes interest on the Company’s credit facilities, unused facility fees, the ineffective portion of the change in fair value of the Company’s derivative financial instrument (refer to Note 4, “Derivative Financial Instruments and Risk Management”), interest payments made on the interest rate swap and amortization of deferred financing costs. During the three months ended March 31, 2011 and 2010, the Company recorded interest expense of $2,660,056 and $2,628,425, including the amortization of deferred financing costs of $354,042 and $275,605, respectively.

Income Tax

Beginning in the first quarter of 2011, the Company changed the calculation of the interim income tax provision. Previously, the income tax provision was calculated using the effective tax rate based on actual operating results for the quarter. The Company is now calculating an estimated annual effective tax rate for the year based on forecasted annual operating results, as prescribed by FASB ASC Subtopic 740 “Income Taxes”. This estimated annual effective tax rate is then applied to the actual operating results for the quarter. In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time.

Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding. Diluted weighted-average shares outstanding for the three months ended March 31, 2011 and 2010 included 97,042 and 68,541 dilutive shares, respectively, related to outstanding stock options, deferred stock units and restricted shares (collectively the “Share-Based Awards”). There were 986,908 and 833,044 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s common stock at March 31, 2011 and 2010, respectively, and therefore were anti-dilutive.

Comprehensive Income

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. Currently, the Company’s only component of comprehensive income other than net income is the change in unrealized loss on derivatives qualifying as cash flow hedges, net of tax. The aggregate amount of changes to equity that have not yet been recognized in net income are reported in the equity portion of the accompanying consolidated statements of financial position as “Accumulated other comprehensive loss, net of tax”.

A summary of accumulated other comprehensive loss, net of tax is as follows:

	Three Months Ended March 31,
	2011	2010
Opening balance	$(1,680,370)	$(2,955,451)
Change	330,061	202,477

Ending balance	$(1,350,309)	$(2,752,974)

Fair Value of Financial Instruments

The fair value of financial instruments is estimated using available market information and other valuation methods. Refer to Note 7, “Fair Value” for more information.

2. Purchased Receivables and Revenue Recognition

Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and many times have been subject to previous collection efforts. The Company acquires pools of homogenous accounts which are the rights to the unrecovered balances owed by individual debtors through such purchases. The

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Collections on each static pool are allocated to revenue and principal reduction based on an internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics and are influenced by internal and external factors. Internal factors that may have an impact on estimated future cash flows include (a) revisions to initial and post-acquisition recovery scoring and modeling estimates, (b) operational strategies, and (c) changes in productivity related to turnover and tenure of the Company’s collection staff. External factors that may have an impact on the estimated future cash flows include (a) overall market pricing for new purchases, (b) new laws or regulations relating to collection efforts or new interpretations of existing laws or regulations and (c) the overall condition of the economy.

The actual life of each pool may vary, but will generally range between 36 and 84 months depending on the expected collection period. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool. Monthly cash flows lower than revenue recognized will increase the carrying value of each static pool. Future estimated cash collections for each static pool are reviewed at least quarterly and compared to historical trends and operational data to determine whether the static pool is performing as expected. If current cash flow estimates are greater than the original estimate, the IRR is increased prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If current cash flow estimates are less than the original estimate, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase in periods subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

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

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had an IRR assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of March 31, 2011, the Company had 13 unamortized pools on the cost recovery method with an aggregate carrying value of $650,738 or about 0.2% of the total carrying value of all purchased receivables. As of December 31, 2010, the Company had 14 unamortized pools on the cost recovery method with an aggregate carrying value of $962,461 or about 0.3% of the total carrying value of all purchased receivables.

Although not its usual business practice, the Company may periodically sell, on a non-recourse basis, all or a portion of a pool to unaffiliated parties. The Company does not retain any significant continuing involvement with these pools subsequent to sale. Proceeds of these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and the carrying value, which is included in “Gain on sale of purchased receivables” in the accompanying consolidated statements of operations. The agreements to sell receivables typically include general representations and warranties.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in purchased receivables portfolios were as follows:

	Three Months Ended March 31,
	2011	2010
Beginning balance	$321,318,255	$319,772,006
Investment in purchased receivables, net of buybacks	46,177,633	29,149,127
Cost of sale of purchased receivables, net of returns	—	(26)
Cash collections	(91,284,934)	(89,215,330)
Purchased receivable revenues, net	50,037,709	51,086,546

Ending balance	$326,248,663	$310,792,323

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding, or face value, of purchased receivables. Changes in accretable yield were as follows:

	Three Months Ended March 31,
	2011	2010
Beginning balance (1)	$427,464,854	$466,199,721
Revenue recognized on purchased receivables, net	(50,037,709)	(51,086,546)
Additions due to purchases	59,450,140	28,654,794
Reclassifications to nonaccretable yield	(3,869,275)	(1,139,295)

Ending balance (1)	$433,008,010	$442,628,674

(1)	Accretable yields are a function of estimated remaining cash flows. Refer to Forward-Looking Statements on page 20 and Critical Accounting Policies on page 36 for further information regarding these estimates.

Cash collections include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of cash collections from fully amortized pools were as follows:

	Three Months Ended March 31,
	2011	2010
Fully amortized before the end of their expected life	$3,403,053	$3,759,241
Fully amortized after the end of their expected life	7,912,259	7,376,816
Accounted under the cost recovery method	1,878,255	3,780,758

Total cash collections from fully amortized pools	$13,193,567	$14,916,815

Changes in purchased receivables portfolios under the cost recovery method were as follows:

	Three Months Ended March 31,
	2011	2010
Beginning balance	$962,461	$2,271,595
Addition of portfolios	364,107	10,345
Buybacks, impairments and resale adjustments	(214)	(1,492)
Cash collections until fully amortized	(675,616)	(749,119)

Ending balance	$650,738	$1,531,329

During the three months ended March 31, 2011 and 2010, the Company recorded net impairments of purchased receivables of $1,082,600 and $99,680, respectively. Impairments are accounted for as a valuation allowance and decrease revenue and the carrying value of purchased receivable portfolios in the period recorded. Impairment reversals increase revenue and the carrying value of purchased receivables in the period recorded.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in the purchased receivables valuation allowance were as follows:

	Three Months Ended March 31,
	2011	2010
Beginning balance	$87,323,300	$104,416,455
Impairments	2,771,000	99,680
Reversal of impairments	(1,688,400)	—
Deductions (1)	(6,218,600)	(5,633,235)

Ending balance	$82,187,300	$98,882,900

(1)	Deductions represent historical impairments of purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

3. Notes Payable

The Company’s amended credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, originated on June 5, 2007 (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company has a five-year $100,000,000 revolving credit facility which expires in June 2012 (the “Revolving Credit Facility”) and a six-year $150,000,000 term loan facility which expires in June 2013 (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 200 to 250 basis points over the bank’s prime rate depending upon the Company’s liquidity, as defined in the Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month contracts based on the London Inter Bank Offer Rate (“LIBOR”) at rates between 300 to 350 basis points over the respective LIBOR, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25,000,000 increase as well as sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of March 31, 2011 were:

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

The Credit Agreement contains a provision that requires the Company to repay Excess Cash Flow (as defined) to reduce the indebtedness outstanding under its Term Loan Facility. Excess cash flow may exist for a fiscal year if the Company generates cash from operations in excess of amounts reinvested in the business, primarily for purchasing receivables. The annual repayment of the Company’s Excess Cash Flow was first effective with the issuance of its audited consolidated financial statements for fiscal year 2008, and the Company made a required payment of $8,962,558 in March 2010 related to the results of operations for the year ended December 31, 2009. There was no excess cash flow payment required in 2011 based on the results of operations for the year ended December 31, 2010. The Excess Cash Flow payment, if required, is due within 10 days of the issuance of the annual financial statements. The repayment provisions are:

•	50% of the Excess Cash Flow for such fiscal year if the Leverage Ratio was greater than 1.0 to 1.0 as of the end of such fiscal year;

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company had $163,784,956 and $157,259,956 of borrowings outstanding on its Credit Facilities as of March 31, 2011 and December 31, 2010, respectively, of which $132,984,956 and $133,359,956 was outstanding on the Term Loan Facility, respectively, and $30,800,000 and $23,900,000 was outstanding on the Revolving Credit Facility, respectively. The Term Loan Facility requires quarterly repayments totaling $1,500,000 annually until March 2013 with the remaining balance due in June 2013.

The Company was in compliance with all covenants of the Credit Agreement as of March 31, 2011.

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

Derivative Financial Instruments

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25,000,000. As of March 31, 2011, the notional amount was $50,000,000. This swap agreement expires on September 13, 2012.

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

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2011, the Company did not have any fair value hedges.

The following table summarizes the fair value of derivative instruments:

	Liability Derivatives
	March 31, 2011		December 31, 2010
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Accrued liabilities	$2,234,871	Accrued liabilities	$2,781,149

Total derivatives designated as hedging instruments		$2,234,871		$2,781,149

The following table summarizes the impact of derivatives designated as hedging instruments:

Derivative	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010		2011	2010
Interest rate swap	$(35,151)	$(595,348)	Interest expense	$(581,429)	$(881,298)	Interest Expense	$(63)	$(563)

Total	$(35,151)	$(595,348)	Total	$(581,429)	$(881,298)	Total	$(63)	$(563)

5. Share-Based Compensation

The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company reserved 3,700,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan of which 1,925,500 shares remain available to be granted as of March 31, 2011. The purpose of the plan is (i) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (ii) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

Based on historical experience, the Company uses an annual forfeiture rate of 15% for associate grants. Grants made to non-associate directors vest immediately and, therefore, have no associated forfeitures.

Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
	2011	2010
Share-based compensation expense	$305,927	$219,009
Tax benefits	124,512	86,219

The Company’s share-based compensation arrangements are described below.

Stock Options

The Company utilizes the Whaley Quadratic approximation model, an intrinsic value method, to calculate the fair value of stock awards on the date of grant using the assumptions noted in the following table. Changes to the

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the assumptions used to determine the fair value of stock options granted:

Options issue year:	2011	2010
Expected volatility	59.90%	57.20-59.90%
Expected dividends	0.00%	0.00%
Expected term	4 Years	4 Years
Risk-free rate	2.25%	2.20%-2.42%

As of March 31, 2011, the Company had options outstanding for 1,111,563 shares of its common stock under the Stock Incentive Plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. The options granted to key associates generally vest between one and five years from the grant date whereas the options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the vesting period.

The related compensation expense was as follows:

	Three Months Ended March 31,
	2011	2010
Salaries and benefits (1)	$105,356	$98,424

Total	$105,336	$98,424

(1)	Salaries and benefits include amounts for associates.

The following table summarizes all stock option transactions from January 1, 2011 through March 31, 2011:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Beginning balance	1,012,063	$11.09
Granted	102,500	5.39
Forfeited or expired	(3,000)	9.28

Outstanding at March 31, 2011	1,111,563	10.57	5.61	$331,875

Exercisable at March 31, 2011	791,790	$12.46	5.42	$165,938

The weighted-average grant date fair value of the options granted during the three months ended March 31, 2011 and 2010 was $2.56 and $2.77, respectively.

As of March 31, 2011, there was $778,505 of total unrecognized compensation expense related to nonvested stock options granted under the Stock Incentive Plan, which is comprised of $699,997 for options expected to vest and $78,508 for options not expected to vest. Unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 2.53 years.

Deferred Stock Units

As of March 31, 2011, the Company granted 62,697 deferred stock units (“DSUs”) of its common stock to non-associate directors under the Company’s Stock Incentive Plan. DSUs represent the Company’s obligation to deliver one share of common stock for each unit at a later date elected by the non-associate director, such as when his or her board service ends. DSUs vest immediately upon grant and are not subject to forfeiture. DSUs do not have voting

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

rights but would receive common stock dividend equivalents in the form of additional DSUs. The value of each DSU is equal to the market price of the Company’s stock at the date of grant.

The fair value of the DSUs granted is expensed immediately to correspond with the vesting schedule. The related expense for the three months ended March 31, 2011 and 2010 was $24,995 and $25,004, respectively, and is included in “Administrative” expenses in the accompanying consolidated statements of operations.

The following table summarizes all DSU related transactions from January 1, 2011 through March 31, 2011:

	DSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	58,437	$7.41
Granted	4,260	5.97

Ending balance	62,697	$7.31

There was no unrecognized compensation expense related to nonvested DSUs as of March 31, 2011.

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

The RSUs granted to associates generally vest over two to four years, based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the non-associate director terminates his or her board service. At March 31, 2011, 97,432 of the RSUs granted to associates will vest contingent on the attainment of performance conditions. When RSUs vest, participants have the option of selling a portion of vested shares to the Company in order to cover payroll tax obligations. The Company expects to repurchase approximately 19,000 shares for RSUs that are expected to vest from April 1, 2011 to December 31, 2011.

The fair value of granted RSUs is expensed on a straight-line basis over the vesting period based on the number of RSUs that are expected to vest. For RSUs with performance conditions, if those conditions are not expected to be met, the compensation expense previously recognized is reversed. Compensation expense for RSUs, net of reversals, was as follows:

	Three Months Ended March 31,
	2011	2010
Salaries and benefits (1)	$175,576	$95,581

Total	$175,576	$95,581

(1)	Salaries and benefits include amounts for associates.

The Company issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions from January 1, 2011 through March 31, 2011:

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	238,762	$7.52
Granted	228,244	5.56
Vested and issued	(18,251)	3.57
Forfeited	(11,084)	5.54

Ending Balance	437,671	$6.72

As of March 31, 2011, there was $2,091,973 of total unrecognized compensation expense related to nonvested RSUs, which is comprised of $1,375,110 for RSUs expected to vest and $716,863 for RSUs not expected to vest.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.95 years.

6. Contingencies

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

As previously reported, the Federal Trade Commission (“FTC”) commenced an investigation into the Company’s debt collection practices under the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Federal Trade Commission Act. The Company and its counsel continue to communicate with the FTC staff to resolve the matter. At December 31, 2010, the Company made an accrual of $1,250,000 as a best estimate of the amount of loss associated with the matter. The amount of the accrual for the matter remained unchanged as of March 31, 2011. While the final amount the Company may pay to resolve the matter could be more than the amount accrued, the Company is unable to estimate a range of possible loss at this time in view of the status of its ongoing discussions with the FTC.

7. Fair Value

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

Disclosure of the estimated fair value of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

	Total Recorded Fair Value at March 31, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$2,234,871	—	$2,234,871	—

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

Goodwill

Goodwill is assessed annually for impairment using fair value measurement techniques. Goodwill impairment, if applicable, is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the impairment test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The estimate of fair value of the Company’s goodwill is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. At the time of the most recent annual goodwill impairment test, November 1, 2010, market capitalization was substantially higher than book value and goodwill was considered not to be impaired.

The following disclosures pertain to the fair value of certain assets and liabilities, which are not measured at fair value in the accompanying consolidated financial statements.

Purchased Receivables

The Company initially records purchased receivables at cost, which is discounted from the contractual receivable balance. The balance of purchased receivables is amortized in accordance with the Interest Method. The carrying value of receivables was $326,248,663 and $321,318,255 at March 31, 2011 and December 31, 2010, respectively. The Company computes the fair value of purchased receivables by discounting the estimated future cash flows generated by its forecasting model using an adjusted weighted-average cost of capital. The fair value of purchased receivables approximated the carrying value at both March 31, 2011 and December 31, 2010.

Credit Facilities

The Company’s Credit Facilities had carrying amounts of $163,784,956 and $157,259,956 as of March 31, 2011 and December 31, 2010, respectively. The fair value of the Credit Facilities approximated carrying value at both March 31, 2011 and December 31, 2010, respectively. The Company computed the fair value of its Credit Facilities based on quoted market prices.

8. Restructuring Charges

On July 29, 2010, the Company announced its commitment to no longer purchase and collect healthcare accounts receivable. Subsequently, the Company sold its healthcare accounts to a third party and closed its Deerfield Beach, Florida office. In addition, on October 4, 2010 and December 30, 2010, respectively, the Company announced its plans to close its call center operations in the Chicago, Illinois and Brooklyn Heights (“Cleveland”), Ohio offices. The Company recognized restructuring charges for these actions during the year ended December 31, 2010.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The restructuring liability as of March 31, 2011 was $659,023. The changes in the liability balance during the three months ended March 31, 2011 were as follows:

	Employee Termination Benefits	Contract Termination Costs	Fixed Assets and Other	Total
Restructuring liability as of January 1, 2011	$1,025,429	$1,145,762	$423,054	$2,594,245
Payments	(898,419)	(881,285)	(31,164)	(1,810,868)
Adjustments to furniture and equipment	—	—	(124,354)	(124,354)

Restructuring liability as of March 31, 2011	$127,010	$264,477	$267,536	$659,023

As of March 31, 2011, the actions to close the former collection offices were substantially complete. There were no restructuring charges for the three months ended March 31, 2011 and 2010, respectively.

9. Income Taxes

The Company recorded income tax expense of $745,465 and $231,482 for the three months ended March 31, 2011 and 2010, respectively. The 2011 provision for income tax reflects a forecasted annualized effective income tax rate of 40.7% for the three months ended March 31, 2011. The 2010 provision for income tax reflects an actual effective income tax rate of 39.4% for the three months ended March 31, 2010.

As of March 31, 2011, the Company had a gross unrecognized tax benefit of $1,051,361 that, if recognized, would result in a net tax benefit of approximately $683,385 which would have a positive impact on the Company’s effective tax rate. During the three months ended March 31, 2011, there were no material changes to the unrecognized tax benefit. Since January 1, 2009, the Company has accrued interest and penalties of approximately $197,000, which is classified as income tax expense in the accompanying consolidated financial statements.

The federal income tax returns of the Company for the years 2007-2010 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The state income tax returns of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We have been purchasing and collecting charged-off accounts receivable portfolios (“paper”) from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, telecommunications and utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount. Since January 1, 2001, we purchased 1,200 consumer debt portfolios, with an original charged-off face value of $44.2 billion for an aggregate purchase price of $1.2 billion, or 2.62% of face value, net of buybacks. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits.

Macro-economic factors have impacted our results of operations both positively and negatively in recent years. Factors such as reduced availability of credit for consumers, a depressed housing market, elevated unemployment rates and other factors have had a negative impact on us by making it more difficult to collect from consumers on the paper we have acquired. Conversely, as a result of these negative macro-economic factors, the supply of available paper increased while prices we paid remained at lower levels than in recent years. We have observed indicators that some of these trends may be starting to reverse. For example, the unemployment rate of 8.8% as of March 31, 2011 is at its lowest level in 24 months. In addition, we have been observing increased competition for available paper and, depending on credit originator, the supply may be decreasing which results in higher pricing.

Our investment in purchased receivables was significantly higher in the first quarter of 2011 as compared to the same period in 2010. In addition, purchases of receivables were higher for fiscal 2010 compared to fiscal 2009. Since cash collections are typically highest six to 18 months from purchase, these higher levels of purchasing have contributed to increased collections. Collections were also positively impacted by an increase in collector productivity and improved analytical tools to create customized collection strategies by account type. We grew collections in the current quarter even though we closed three collection offices in 2010 and have not been purchasing or collecting healthcare receivables since the third quarter of 2010.

Purchased receivable revenues for the quarter were lower than the same period in 2010 even though collections were higher. This decrease in revenue is primarily related to a decrease of $1.7 million in zero basis collections (collections on fully amortized portfolios) which are accounted for as revenue in the period collected. These fully amortized portfolios are generally at least five years old, and become more difficult to collect as they continue to age. We also recorded higher net impairments during the quarter as a result of two aggregate pools, one in the 2007 vintage and one in the 2009 vintage which have not been performing as expected. These factors contributed to a higher amortization rate in the first quarter of 2011 of 45.2%, compared to 42.7% for the same period of 2010.

Operating expenses were significantly more favorable in the first quarter of 2011 as compared to the same period of 2010, primarily as a result of the actions we took in 2010 to restructure our operations. The following is a summary of the significant actions we took in 2010:

•

Exited the purchase and collection of healthcare receivables — During 2010, we exited the healthcare accounts receivable purchase and collection activities conducted by our former Portfolio Asset Recovery Corporation (“PARC”) subsidiary and sold substantially all of our healthcare receivables to a third party. Because of the sale, we will forego future collections on these accounts. The historical impact of these collections was as follows:

	Three Months Ended March 31,
($ in thousands)	2011	2010
Collections from non-healthcare receivables	$91,284.9	$87,446.4
Collections from healthcare receivables	—	1,768.9

Total collections	$91,284.9	$89,215.3

•	Closed collection offices — In connection with ceasing the purchase and collection of healthcare receivables, we closed our Deerfield Beach office and dissolved our PARC subsidiary. In addition, we closed our Chicago and Cleveland call center collection operations and shifted their inventory of receivables to other collection channels. These office closures significantly reduced our account representative headcount, our operating footprint, removed redundancy and simplified our infrastructure needs.

•

Terminated third party agency relationship — We incurred a charge of $5.3 million resulting from the termination for performance of a relationship with a third party service provider. The charge related to a cash settlement payment to reimburse the third party for court costs incurred on our behalf that the third party would otherwise have recovered through commissions in future periods.

•

Acquisition — In July, we completed the purchase of substantially all of the assets of BSI eSolutions, LLC (“BSI”), a software vendor, including the collection software it developed, which we had been implementing to replace our legacy collection platform. We made the acquisition to protect our investment in the software acquired and to enhance our ability to successfully complete implementation. In addition, we believe this acquisition allows us to further enhance our collection platform in an efficient and cost effective manner.

We continue to review our cost structure and operations to identify additional areas of improvement.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties and that are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss in our annual report on Form 10-K for the year ended December 31, 2010 in the section titled “Risk Factors” and elsewhere in this report.

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

•	the costs, uncertainties and other effects of legal and administrative proceedings impacting our ability to collect on judgments in our favor;

•	ongoing risks of litigation in our litigious industry, including individual and class actions under consumer credit, collections and other laws;

•	a decrease in collections as a result of negative attention or news regarding the debt collection industry and debtors’ willingness to pay the debt we acquire;

•	instability in the financial markets and continued economic weakness limiting our ability to access capital and to acquire and collect on charged-off receivable portfolios;

•	concentration of a significant portion of our portfolio purchases during any period with a small number of sellers;

•	our ability to respond to changes in technology to remain competitive;

•	our ability to substantiate our application of tax rules against examinations and challenges made by tax authorities;

•

our ability to make reasonable estimates of the timing and amount of future cash receipts and assumptions underlying the calculation of the net impairment charges or IRR increases for purposes of recording purchased receivable revenues;

•	our ability to collect sufficient amounts from our purchases of charged-off receivable portfolios;

•	our ability to diversify beyond collecting on our purchased receivables portfolios into ancillary lines of business;

•	our ability to successfully hire, train, integrate into our collections operations and retain in-house account representatives;

•	our ability to acquire and to collect on charged-off receivable portfolios in industries in which we have little or no experience;

•	any significant and unanticipated changes in circumstances leading to goodwill impairment could adversely impact earnings and reduce our net worth; and

•	other unanticipated events and conditions that may hinder our ability to compete.

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated:

	Percent of Total Revenues		Percent of Cash Collections
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Revenues
Purchased receivable revenues, net	99.3%	99.1%	54.8%	57.3%
Gain on sale of purchased receivables	0.0	0.4	0.0	0.2
Other revenues, net	0.7	0.5	0.4	0.3

Total revenues	100.0	100.0	55.2	57.8

Expenses
Salaries and benefits	35.6	37.8	19.7	21.9
Collections expense	47.1	46.9	26.0	27.1
Occupancy	2.8	3.4	1.6	2.0
Administrative	3.5	3.4	1.9	1.9
Depreciation and amortization	2.1	2.3	1.1	1.3
Loss on disposal of equipment and other assets	0.0	0.0	0.0	0.0

Total operating expenses	91.1	93.8	50.3	54.2

Income from operations	8.9	6.2	4.9	3.6
Other income (expense)
Interest expense	(5.3)	(5.1)	(2.9)	(2.9)
Interest income	0.0	0.0	0.0	0.0
Other	0.0	0.0	0.0	0.0

Income before income taxes	3.6	1.1	2.0	0.7
Income tax expense	1.4	0.4	0.8	0.3

Net income	2.2%	0.7%	1.2%	0.4%

Three Months Ended March 31, 2011 Compared To Three Months Ended March 31, 2010

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues are the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Three Months Ended March 31,				Percentage of Cash Collections Three Months Ended March 31,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Cash collections	$91.3	$89.2	$2.1	2.3%	100.0%	100.0%
Purchased receivable amortization	41.3	38.1	3.2	8.2	45.2	42.7
Purchased receivable revenues, net	50.0	51.1	(1.1)	(2.1)	54.8	57.3

The amortization rate of 45.2% for the three months ended March 31, 2011 was 250 basis points higher than the amortization rate of 42.7% for the same period of 2010. The increase in the amortization rate, absent the effect of impairments, was a result of higher collections on amortizing pools and lower average portfolio IRRs. Refer to “Supplemental Performance Data” on Page 36 for a summary of purchased receivable revenues and amortization rates by year of purchase (“vintage”) and an analysis of the components of collections and amortization. The increase in the amortization rate was also impacted by net impairments of $1.1 million recorded in the first quarter of 2011, as compared to net impairments of $0.1 million in the first quarter of 2010, and yield increases on pools in the 2006 through 2010 vintages. Current quarter impairments were a result of declines in expectations for future collections on two portfolios in the 2007 and 2009 vintages, which were offset in part by reversals of previously recognized impairments on the 2005 and 2006 vintages.

We believe higher cash collections during the first quarter were a result of a combination of the successful implementation of the remaining portion of our proprietary collection platform which improved collector productivity, generally higher levels of recent purchasing and improved use of analytical tools. In addition, during the first quarter of 2011, we invested 56.7% more in purchased receivables than we did in the same period of 2010, and, for all of 2010, we purchased 12.5% more than we did in 2009. Generally, collections are strongest on portfolios six months to 18 months after purchase, therefore, these increases are having a positive impact on current collections. Cash collections included collections from fully amortized portfolios of $13.2 million and $14.9 million for the first quarter of 2011 and 2010, respectively, of which 100% were reported as revenue.

Revenues on portfolios purchased from our top three sellers during vintage years 1993 through 2010 were $19.8 million and $18.3 million during the quarter ended March 31, 2011 and 2010, respectively. The same three sellers were included in the top three in both periods.

Investments in Purchased Receivables

We generate revenue from our investments in portfolios of charged-off consumer accounts receivable. Ongoing investments in purchased receivables are critical to continued generation of revenues. From period to period, we may buy charged-off receivables of varying age, types and demographics from an often changing mix of sellers. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next. Total purchases consisted of the following:

	Three Months Ended March 31,
($ in millions, net of buybacks)	2011	2010	Change	Percentage Change
Acquisitions of purchased receivables, at cost	$46.4	$29.6	$16.8	56.7%
Acquisitions of purchased receivables, at face value	$1,228.7	$818.6	$410.1	50.1%
Percentage of face value	3.78%	3.62%

Our investment in purchased receivables increased in the first quarter of 2011. The increase in the average cost of these purchases compared to the first quarter of 2010 was a result of increases in pricing of fresh and primary paper, and a shift to purchase more secondary paper in 2011 from purchasing more tertiary paper in 2010. Secondary paper is generally priced higher than tertiary paper. Purchases of secondary paper in the first quarter of 2011 represented 69.7% of total purchases, whereas, purchases of tertiary paper in the first quarter of 2010 was 56.7% of the total. As a result of these fluctuations in the mix of purchases of receivables, the costs of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired. Forward flow purchases consisted of the following:

	Three Months Ended March 31,
($ in millions, net of buybacks)	2011	2010	Change	Percentage Change
Forward flow purchases, at cost	$13.2	$17.4	$(4.2)	(24.1)%
Forward flow purchases, at face value	$238.0	$417.7	$(179.7)	(43.0)%
Percentage of face value	5.54%	4.16%
Percentage of forward flow purchases, at cost of total purchasing	28.4%	58.7%
Percentage of forward flow purchases, at face value of total purchasing	19.4%	51.0%

Investments in forward flow contracts were lower in the first quarter of 2011 than the same period in 2010, and represented a smaller percentage of total purchases. The increase in the average cost of these purchases in 2011 compared to 2010 was primarily a result of increased purchases of more recently charged-off receivables. Fresh and primary paper represented 80.8% of our forward flow purchases in 2011 compared to 66.7% in 2010. Purchases from forward flows in 2011 included 26 portfolios from 13 forward flow contracts. Purchases from forward flows in 2010 included 19 portfolios from six forward flow contracts.

Operating Expenses

Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because amortization rates, the difference between cash collections and revenues recognized, vary from period to period. Amortization rates vary due to seasonality of collections, impairments and other factors and can distort the analysis of operating expenses when measured against revenues. Additionally, we believe the majority of our operating expenses are variable in relation to cash collections.

The following table summarizes the significant components of our operating expenses:

	Three Months Ended March 31,				Percentage of Cash Collections Three Months Ended March 31,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Salaries and benefits	$17.9	$19.5	$(1.6)	(8.0)%	19.7%	21.9%
Collections expense	23.7	24.2	(0.5)	(2.0)	26.0	27.1
Occupancy	1.4	1.8	(0.4)	(18.9)	1.6	2.0
Administrative and other	2.9	2.9	—	(2.5)	3.0	3.2

Total operating expenses	$45.9	$48.4	$(2.5)	(5.1)%	50.3%	54.2%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Three Months Ended March 31,				Percentage of Cash Collections Three Months Ended March 31,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Compensation - revenue generating	$9.6	$12.0	$(2.4)	(19.5)%	10.6%	13.5%
Compensation - administrative	4.6	3.6	1.0	27.0	5.0	4.0
Benefits and other	3.7	3.9	(0.2)	(4.8)	4.1	4.4

Total salaries and benefits	$17.9	$19.5	$(1.6)	(8.0)%	19.7%	21.9%

Compensation for our revenue generating departments was lower in 2011 due to lower average headcount for in-house account representatives, partially offset by increased variable compensation resulting from increased collections and higher collector productivity. We significantly reduced headcount for our collection operations in the second half of 2010 in connection with the restructuring actions to close three collection offices. As a result, during the first quarter of 2011, we had an average of 694 in-house account representatives, including supervisors, compared to 1,047 in the same period of 2010. Higher compensation for our administrative departments was related to increased incentive compensation in 2011, which had been temporarily suspended in 2010, and the addition of new associates related to the acquisition of the assets of BSI in July 2010.

Collections Expense. The following table summarizes the significant components of collections expense:

	Three Months Ended March 31,				Percentage of Cash Collections Three Months Ended March 31,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Forwarding fees	$10.8	$9.8	$1.0	9.7%	11.8%	11.1%
Court and process server costs	6.6	6.8	(0.2)	(2.5)	7.2	7.6
Lettering campaign and telecommunications costs	4.0	4.5	(0.5)	(12.1)	4.4	5.0
Data provider costs	1.1	1.8	(0.7)	(40.5)	1.2	2.0
Other	1.2	1.3	(0.1)	(0.8)	1.4	1.4

Total collections expense	$23.7	$24.2	$(0.5)	(2.0)%	26.0%	27.1%

Forwarding fees include fees paid to third parties to collect on our behalf including our agency firm in India. These fees increased in the first quarter of 2011 compared to the same period in 2010 because of higher cash collections generated by third parties, primarily driven by continued increases in non-legal work allocated to our agencies including our agency firm in India. Collections from these third party relationships were $36.2 million and $28.7 million, or 39.7% and 32.2% of cash collections, for 2011 and 2010, respectively. Rates paid to forwarding agencies vary based on the age and type of paper that we outsource. Rates also vary based on the mix of work performed by our agency firm in India, which is generally at a lower rate than on collections we outsource domestically. We were able to partially offset the collection volume related increase in fees by reducing negotiated rates on collections by domestic agencies and by increasing activity at our agency firm in India, which was continuing to ramp up to target collector levels during the first quarter of 2010.

Court and process server costs declined in the first quarter of 2011 from the same period in 2010 as a result of reduced legal activity during the period. Our legal collection model requires an up-front investment in court costs and other fees before any collections are generated, and there may be considerable delay before we generate collections on the accounts in the legal process. This delay can cause a change in court costs that is disproportionate to the change in legal collections.

During the first quarter of 2011, we continued to be more selective in our variable collection activities, such as telecommunications, lettering campaigns and use of data provider services, resulting in reductions in the related expenses. Generally, these costs are higher in the first six months after purchase of a portfolio as we begin collection activities.

Occupancy. Occupancy expense declined to $1.4 million in the first quarter of 2011 from $1.8 million in 2010, primarily as a result of the restructuring actions to close three former collection offices during the second half of 2010.

Income Taxes. We recognized income tax expense of $0.7 million and $0.2 million for the first quarter of 2011 and 2010, respectively. The 2011 tax expense reflects a forecasted annualized effective tax rate of 40.7%. For 2010, the effective tax rate was 39.4%. The 130 basis point increase was primarily due to an increase in state tax rates and a partial phase-out of the Michigan Renaissance Zone tax credit. The overall increase in tax expense was also driven by the increase in the pre-tax income, which was $1.8 million for 2011 compared to $0.6 million for the same period of 2010.

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

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase:

Year of Purchase	Number of Portfolios	Purchase Price (1)	Cash Collections	Estimated Remaining Collections (2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	($ in thousands)
2003	76	$87,147	$444,161	$282	$444,443	510%
2004	106	86,536	272,504	3,949	276,453	319
2005	104	100,747	210,776	10,906	221,682	220
2006	154	142,231	310,678	36,293	346,971	244
2007	158	169,331	259,116	70,519	329,635	195
2008	164	153,521	201,885	105,427	307,312	200
2009	123	120,919	129,568	177,996	307,564	254
2010	122	136,072	55,628	249,948	305,576	225
2011(4)	37	46,418	2,188	103,937	106,125	229

Total	1,044	$1,042,922	$1,886,504	$759,257	$2,645,761	254%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Estimated remaining collections are based in part on historical cash collections. Refer to Forward-Looking Statements on page 20 and Critical Accounting Policies on page 36 for further information regarding these estimates.
(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase. Estimated remaining collections for pools on the cost recovery method for revenue recognition purposes are equal to the carrying value. There are no estimated remaining collections for pools on the cost recovery method that are fully amortized.
(4)	Includes three months of activity through March 31, 2011.

The following table summarizes our quarterly portfolio purchasing since January 1, 2009:

($ in thousands)
Quarter of Purchase	Number of Portfolios	Purchase Price (1)	Face Value
Q1 2009	31	$21,753	$736,865
Q2 2009	22	19,628	716,013
Q3 2009	33	36,913	1,585,082
Q4 2009	37	42,625	1,378,225
Q1 2010	28	29,616	818,638
Q2 2010	41	48,441	1,495,303
Q3 2010	34	41,180	1,172,877
Q4 2010	19	16,835	297,909
Q1 2011	37	46,418	1,228,739

Total	282	$303,409	$9,429,651

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase:

($ in thousands) Year of Purchase	Unamortized Balance	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2003	$282	$87,147	0.3%	0.1%
2004	1,735	86,536	2.0	0.5
2005	3,618	100,747	3.6	1.1
2006	14,865	142,231	10.5	4.5
2007	34,632	169,331	20.5	10.6
2008	46,543	153,521	30.3	14.3
2009	66,097	120,919	54.7	20.3
2010	112,553	136,072	82.7	34.5
2011(2)	45,924	46,418	98.9	14.1

Total	$326,249	$1,042,922	31.3%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.
(2)	Includes three months of activity through March 31, 2011.

The following table summarizes purchased receivable revenues and amortization rates by year of purchase:

	Three months ended March 31, 2011
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2005 and prior	$14,815,610	$12,722,345	N/M	N/M	$(1,185,400)	$10,263,269
2006	7,212,285	4,174,191	42.1%	8.01%	(503,000)	759,665
2007	10,687,926	4,659,185	56.4	4.01	467,000	344,254
2008	13,950,138	6,766,566	51.5	4.36	—	1,826,379
2009	20,471,582	9,258,956	54.8	4.21	2,304,000	—
2010	21,959,233	10,762,537	51.0	2.97	—	—
2011	2,188,160	1,693,929	22.6	3.50	—	—

Totals	$91,284,934	$50,037,709	45.2%	5.12%	$1,082,600	$13,193,567

	Three months ended March 31, 2010
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2004 and prior	$16,193,506	$13,380,526	N/M	N/M	$99,680	$10,984,194
2005	5,206,427	2,468,654	52.6%	9.51%	—	1,116,501
2006	11,645,445	6,494,651	44.2	6.79	—	1,413,271
2007	14,939,366	7,598,421	49.1	4.07	—	890,231
2008	18,351,057	8,742,410	52.4	3.42	—	113,130
2009	21,965,825	11,766,152	46.4	3.52	—	399,488
2010	913,704	635,732	30.4	2.31	—	—

Totals	$89,215,330	$51,086,546	42.7%	5.34%	$99,680	$14,916,815

(1)	“N/M” indicates that the calculated percentage is not meaningful.
(2)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

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

The following factors contributed to the change in amortization rates from the prior year:

•

amortization of receivables balances during the first quarter of 2011 increased compared to same period in 2010. Portfolio balances that amortize too slowly in relation to current or expected collections may lead to impairments. If portfolio balances amortize too quickly and we expect collections to continue to exceed expectations, previously recognized impairments may be reversed, or if there are no impairments to reverse, assigned yields may increase;

•

net impairments are recorded as additional amortization, and increase the amortization rate, while net reversals have the opposite effect. Net impairments for 2011 increased total amortization compared to the prior year period; and

•

declining zero basis collections in first quarter of 2011 compared to the same period in 2010 increased the amortization rate because 100% of these collections are recorded as revenue and do not contribute towards portfolio amortization.

	Three Months Ended March 31,
($ in millions)	2011	2010
Cash collections:
Collections on amortizing pools	$78.1	$74.3
Zero basis collections	13.2	14.9

Total collections	$91.3	$89.2

Amortization:
Amortization of receivables balances	$39.5	$37.3
Impairments	2.8	0.1
Reversals of impairments	(1.7)	—
Cost recovery amortization	0.7	0.7

Total amortization	$41.3	$38.1

Purchased receivable revenues, net	$50.0	$51.1

Amortization rate	45.2%	42.7%
Core amortization rate (1)	52.8%	51.3%

(1)	The core amortization rate is calculated as total amortization divided by collections on non-fully amortized portfolios.

Account Representative Tenure and Productivity

We measure in-house call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays the experience of our account representatives:

In-House Account Representatives, including Supervisors, by Experience

	Three months ended March 31,		Years ended December 31,
	2011	2010	2010	2009
One year or more (1)	412	568	514	587
Less than one year (2)	282	479	365	422

Total	694	1,047	879	1,009

(1)	Based on number of average in-house call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.
(2)	Based on number of average in-house call center FTE account representatives and supervisors with less than one year of service, including new associates in training.

Off-Shore Account Representatives (1)

	Three months ended March 31,		Years ended December 31,
	2011	2010	2010	2009 (2)
Number of account representatives	250	158	227	17

(1)	Based on number of average off-shore account representatives staffed by a third party agency measured on a per seat basis.
(2)	Includes activity beginning in November 2009 averaged over the 12-month period.

The following table displays our account representative productivity:

Overall Account Representative Collection Averages

	Three months ended March 31,		Years ended December 31,
	2011	2010 (1)	2010	2009
Overall collection averages	$50,607	$41,645	$164,206	$156,391

(1)	Prior year amount was adjusted to remove supervisors from the collection average which is consistent with the current presentation. Supervisors do not have collection goals; therefore, we believe this presentation better represents our collection averages.

In-house account representative average collections per FTE increased during the first quarter of 2011 by 21.5% compared to the same period of 2010. Account representative productivity improved as a result of a 12.7% increase in purchasing in 2010 as compared to 2009, coupled with a more effective training program, better utilization of our standardized collection methodology, targeted lettering and dialing strategies and improved analytical models and tools.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis:

Historical Collections (1)

($ in thousands) Year of Purchase	Purchase Price (2)	Years Ended December 31,										Three Months Ended March 31,
		2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Pre-2001		$53,438	$47,874	$39,973	$32,262	$26,349	$19,898	$14,564	$10,283	$7,200	$5,167	$1,245
2001	$43,029	17,630	50,327	50,967	45,713	39,865	30,472	21,714	13,351	8,738	5,610	1,326
2002	72,255	—	22,339	70,813	72,024	67,649	55,373	39,839	24,529	15,957	11,367	2,666
2003	87,147	—	—	36,067	94,564	94,234	79,423	58,359	38,408	23,842	15,774	3,490
2004	86,536	—	—	—	23,365	68,354	62,673	48,093	32,276	21,082	13,731	2,930
2005	100,747	—	—	—	—	23,459	60,280	50,811	35,638	22,726	14,703	3,159
2006	142,231	—	—	—	—	—	32,751	101,529	79,953	53,239	35,994	7,212
2007	169,331	—	—	—	—	—	—	36,269	93,183	69,891	49,085	10,688
2008	153,521	—	—	—	—	—	—	—	41,957	83,430	62,548	13,950
2009	120,919	—	—	—	—	—	—	—	—	27,926	81,170	20,472
2010	136,072	—	—	—	—	—	—	—	—	—	33,669	21,959
2011	46,418	—	—	—	—	—	—	—	—	—	—	2,188

Total		$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$334,031	$328,818	$91,285

Cumulative Collections (1)

($ in thousands) Year of Purchase	Purchase Price (2)	Total Through December 31,										Total Through March 31,
		2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
2001	$43,029	$17,630	$67,957	$118,924	$164,637	$204,502	$234,974	$256,688	$270,039	$278,777	$284,387	$285,713
2002	72,255	—	22,339	93,152	165,176	232,825	288,198	328,037	352,566	368,523	379,890	382,556
2003	87,147	—	—	36,067	130,631	224,865	304,288	362,647	401,055	424,897	440,671	444,161
2004	86,536	—	—	—	23,365	91,719	154,392	202,485	234,761	255,843	269,574	272,504
2005	100,747	—	—	—	—	23,459	83,739	134,550	170,188	192,914	207,617	210,776
2006	142,231	—	—	—	—	—	32,751	134,280	214,233	267,472	303,466	310,678
2007	169,331	—	—	—	—	—	—	36,269	129,452	199,343	248,428	259,116
2008	153,521	—	—	—	—	—	—	—	41,957	125,387	187,935	201,885
2009	120,919	—	—	—	—	—	—	—	—	27,926	109,096	129,568
2010	136,072	—	—	—	—	—	—	—	—	—	33,669	55,628
2011	46,418	—	—	—	—	—	—	—	—	—	—	2,188

Cumulative Collections as Percentage of Purchase Price (1)

Year of Purchase	Purchase Price (2)	Total Through December 31,										Total Through March 31, 2011
		2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
2001	$43,029	41%	158%	276%	383%	475%	546%	597%	628%	648%	661%	664%
2002	72,255	—	31	129	229	322	399	454	488	510	526	529
2003	87,147	—	—	41	150	258	349	416	460	488	506	510
2004	86,536	—	—	—	27	106	178	234	271	296	312	315
2005	100,747	—	—	—	—	23	83	134	169	191	206	209
2006	142,231	—	—	—	—	—	23	94	151	188	213	218
2007	169,331	—	—	—	—	—	—	21	76	118	147	153
2008	153,521	—	—	—	—	—	—	—	27	82	122	132
2009	120,919	—	—	—	—	—	—	—	—	23	90	107
2010	136,072	—	—	—	—	—	—	—	—	—	25	41
2011	46,418	—	—	—	—	—	—	—	—	—	—	5

(1)	Does not include proceeds from sales of receivables.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Seasonality

The success of our business depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenue recognized is relatively level, excluding the impact of impairments, due to the application of the provisions prescribed by the Interest Method of accounting. In addition, our operating results may be affected by the timing of purchases of charged-off consumer receivables due to the costs associated with initiating collection activities. Consequently, income and margins may fluctuate from quarter to quarter.

The following table illustrates our quarterly cash collections:

Cash Collections

Quarter	2011			2010		2009		2008		2007
	Amount	%		Amount	%	Amount	%	Amount	%	Amount	%
First	$91,284,934	N/M	%	$89,215,330	27.1%	$94,116,937	28.2%	$100,264,281	27.1%	$95,853,350	25.8%
Second	—	—		84,214,073	25.6	87,293,577	26.1	95,192,743	25.8	95,432,021	25.7
Third	—	—		78,860,926	24.0	77,832,357	23.3	90,775,528	24.6	90,748,442	24.5
Fourth	—	—		76,528,161	23.3	74,787,726	22.4	83,345,578	22.5	89,144,650	24.0

Total cash collections	$91,284,934	100.0%		$328,818,490	100.0%	$334,030,597	100.0%	$369,578,130	100.0%	$371,178,463	100.0%

(1)	“N/M” indicates that the calculated percentage for quarterly purchases is not meaningful compared to prior years.

The following table illustrates cash collections and percentages by source:

	Three Months Ended March 31,
	2011		2010
	Amount	%	Amount	%
Call center collections	$51,724,650	56.7%	$50,461,037	56.6%
Legal collections	39,560,284	43.3	38,754,293	43.4

Total cash collections	$91,284,934	100.0%	$89,215,330	100.0%

The average collection payment size grew 14.6% to $181 during the first quarter of 2011 when compared to the same period in 2010. This increase reflects the net impact of a 19.6% and a 8.2% increase in the size of average call center collection payments and legal payments, respectively. The increase in call center payment size was a result of collections on paper with higher average balances coupled with a more effective training program, better utilization of our standardized collection methodology, targeted lettering and dialing strategies and improved analytical models and tools. The overall increase in the size of payments from the legal channel was influenced by improvements in our in-house dialing and lettering strategies offset in part by negative trends in our ability to garnish assets.

The following table categorizes our purchased receivables portfolios acquired since January 1, 2001 by major asset type:

($ and accounts in thousands) Asset Type	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
General Purpose Credit Cards	$22,959,566	53.3%	8,967	26.4%
Private Label Credit Cards	6,617,219	15.4	8,421	24.8
Telecommunications/Utility/Gas	3,156,680	7.3	7,998	23.6
Healthcare	2,465,023	5.7	4,101	12.1
Installment Loans	1,959,447	4.5	356	1.1
Health Club	1,445,929	3.4	1,145	3.4
Auto Deficiency	1,040,022	2.4	183	0.5
Other (2)	3,426,075	8.0	2,734	8.1

Total	$43,069,961	100.0%	33,905	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Other”.
(2)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order.

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

The following table categorizes our purchased receivables portfolios acquired since January 1, 2001 by major account type:

($ and accounts in thousands) Delinquency Stage	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
Fresh	$2,964,877	6.9%	1,611	4.7%
Primary	5,352,541	12.4	4,934	14.6
Secondary	11,641,918	27.0	8,931	26.3
Tertiary	23,110,625	53.7	18,429	54.4

Total	$43,069,961	100.0%	33,905	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Tertiary”.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state and therefore may impact collectability. In addition, economic factors vary regionally and are factored into our purchasing analysis. The following table illustrates our purchased receivables portfolios acquired since January 1, 2001 based on geographic location of the debtor:

($ and accounts in thousands) Geographic Location	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
Texas (2)	$6,006,328	13.9%	5,410	16.0%
California	5,289,141	12.3	3,889	11.5
Florida (2)	4,349,866	10.1	2,515	7.4
New York	2,604,396	6.0	1,472	4.3
Michigan (2)	2,180,584	5.1	2,549	7.5
Ohio (2)	1,816,776	4.2	2,315	6.8
Illinois(2)	1,686,731	3.9	1,764	5.2
Pennsylvania	1,540,245	3.6	1,054	3.1
New Jersey (2)	1,449,884	3.4	1,194	3.5
North Carolina	1,314,527	3.0	803	2.4
Georgia	1,230,624	2.9	930	2.8
Arizona (2)	897,161	2.1	641	1.9
Other (3)	12,703,698	29.5	9,369	27.6

Total	$43,069,961	100.0%	33,905	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.
(2)	Legal and non-legal collection site(s) located in this state.
(3)	Each state included in “Other” represents less than 2.0% of the face value of total charged-off receivables.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth. We believe that cash generated from operations combined with borrowings currently available under our credit facilities, will be sufficient to fund our operations for the next twelve months, although no assurance can be given in this regard. If we need additional capital for investment in purchased receivables, working capital to grow our business or acquire other businesses, we may seek to sell additional equity or debt securities, increase the availability on, or replace, our existing credit facilities. In this regard, in April 2011, we engaged with JP Morgan Securities, LLC to arrange a syndicate of lenders to fund new senior secured credit facilities to replace our current borrowings discussed below. We expect the new credit facilities, once executed, to provide increased borrowing capacity to invest in purchased receivables and fund operations.

Borrowings

We maintain an amended credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 (the “Credit Agreement”). Under the terms of the Credit Agreement, we have a five-year $100.0 million revolving credit facility which expires in June 2012 (the “Revolving Credit Facility”), which may be limited by financial covenants, and a six-year $150.0 million term loan facility which expires in June 2013 (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 200 to 250 basis points over the bank’s prime rate depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month London Inter Bank Offer Rate (“LIBOR”) contracts at rates between 300 to 350 basis points over the respective LIBOR rates, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Credit Agreement is secured by a first priority lien on substantially all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of March 31, 2011 were:

•	Leverage Ratio (as defined) cannot exceed (i) 1.5 to 1.0 at any time on or before December 30, 2011 or (ii) 1.25 to 1.0 at any time thereafter;

•

Ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth (as defined) cannot exceed (i) 2.5 to 1.0 at any time on or before December 30, 2011, (ii) 2.25 to 1.0 at any time on or after December 31, 2011 and on or before March 30, 2012 (iii) 2.0 to 1.0 at any time thereafter; and

•

Consolidated Tangible Net Worth (as defined) must equal or exceed $85.0 million plus 50% of positive consolidated net income for three consecutive fiscal quarters ending December 31, 2007 and for each fiscal year ending thereafter, such amount to be added as of December 31, 2007 and as of the end of each such fiscal year thereafter.

The financial covenants restrict our ability to borrow against the Revolving Credit Facility. At March 31, 2011, total available borrowings on our Revolving Credit Facility were $69.2 million; however, our capacity to borrow under the terms of the financial covenants was limited to $56.3 million. The limitation is based on the Leverage Ratio, our most restrictive covenant at March 31, 2011. Our borrowing capacity will be reduced under this ratio if we experience declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings.

The Credit Agreement contains a provision that requires us to repay Excess Cash Flow (as defined) to reduce the indebtedness outstanding under our Term Loan Facility. Excess cash flow may exist for a fiscal year if we generate cash from operations in excess of amounts reinvested in our business, primarily for purchasing receivables. The Excess Cash Flow repayment provisions are:

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

Based on the Excess Cash Flow provisions for fiscal 2009, we made a required prepayment of $9.0 million on the Term Loan Facility during the first quarter of 2010. There was no excess cash flow payment required in 2011 based on the results of operations for fiscal 2010. Payment of the Excess Cash Flow in 2010 did not reduce our total borrowing capacity under the Revolving Credit Facility.

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

We had $163.8 million and $157.3 million of borrowings outstanding on our Credit Facilities at March 31, 2011 and December 31, 2010, respectively, of which $133.0 million and $133.4 million was outstanding on the Term Loan Facility and $30.8 million and $23.9 million was outstanding on the Revolving Credit Facility. The Term Loan Facility requires quarterly repayments totaling $1.5 million annually until expiration. The increase in total outstanding borrowings in 2011 was a result of the investments in purchased receivable portfolios and the timing of payment of operating expenses.

We were in compliance with the covenants of the Credit Agreement as of March 31, 2011.

Cash Flows

The majority of our cash flow requirements are for purchases of receivables and payment of operating expenses. Historically, these items have been funded with internal cash flow and with borrowings against our Revolving Credit Facility. For the three months ended March 31, 2011, we invested $46.2 million in purchased receivables, net of buybacks, which was $14.6 million higher than the same period of 2010. These purchases were primarily funded by higher collections and higher net borrowings on our revolving credit facility. Our cash balance increased from $5.6 million at December 31, 2010 to $6.5 million as of March 31, 2011.

Our operating activities provided cash of $0.6 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Cash provided by operating activities for these periods was generated primarily from operating income earned through cash collections as adjusted for non-cash items and the timing of payments of income taxes, accounts payable and accrued liabilities. Cash provided by operations was negatively impacted in the first quarter of 2011 by the funding of a contract settlement fee accrued at December 31, 2010. We rely on cash generated from our operating activities and from the principal collected on our purchased receivables, included as a component of investing activities, to allow us to fund operations and re-invest in purchased receivables.

Investing activities used cash of $6.2 million and provided cash of $6.4 million for the three months ended March 31, 2011 and 2010, respectively. The change in investing cash flows was primarily the result of a $14.6 million increase in investment in purchased receivable portfolios during the first quarter of 2011 compared to the same period of 2010. This increase was offset in part by higher principal collected on purchased receivables, which is a function of higher cash collections. We believe that we have sufficient capacity in our Credit Facilities when combined with anticipated cash flows from operations to fund investment in purchased receivables at or above historical levels.

Financing activities provided cash of $6.5 million and used cash of $5.4 million for the three months ended March 31, 2011 and 2010, respectively. The increase in cash provided by financing activities in 2011 was driven by net borrowings on our credit facilities of $6.5 million in the first quarter of 2011 compared to net repayments of $5.3 million in the same period of the prior year. Cash provided by financing activities will increase in future periods to the extent we use net borrowings to fund purchases of paper or operations.

Adjusted EBITDA

We define Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted EBITDA”) as net income plus (a) the provision for income taxes, (b) interest expense, net, (c) depreciation and amortization, (d) share-based compensation, (e) gain or loss on sale of assets, net, (f) non-cash restructuring charges and impairment of assets, (g) purchased receivables amortization, and (h) in accordance with our Credit Facilities, certain FTC related charges. Adjusted EBITDA is not a measure of liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and should not be considered an alternative to, or more meaningful than, net income prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in our statements of cash flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2011	2010
Net income	$1,085,563	$356,517
Adjustments:
Income tax expense	745,465	231,482
Interest expense, net	2,659,969	2,627,383
Depreciation and amortization	1,050,652	1,162,382
Share-based compensation	305,927	219,009
Gain on sale of assets, net	—	(216,822)
Purchased receivables amortization	41,247,225	38,128,784
FTC related charges	64,239	—

Adjusted EBITDA	$47,159,040	$42,508,735

Collections and operating expenses, net of the adjustment items, are the primary drivers of Adjusted EBITDA. During the first quarter of 2011, Adjusted EBITDA was $4.7 million higher than in the same period of 2010. This increase was a result of an increase in cash collections of $2.1 million combined with a decrease in applicable operating expenses of $2.5 million.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2011:

	Years Ending December 31,					Thereafter
	2011	2012	2013	2014	2015
Operating lease obligations	$3,404,198	$4,191,400	$4,193,017	$4,240,392	$3,857,759	$1,555,114
Capital lease obligations	75,218	112,828	23,242	—	—	—
Purchase obligations	1,777,342	2,145,457	1,387,124	719,412	719,412	179,853
Forward flow obligations (1)	10,678,400	—	—	—	—	—
Revolving credit (2)	—	30,800,000	—	—	—	—
Term loan (3)	1,125,000	1,500,000	130,359,956	—	—	—
Contractual interest on derivative instruments	1,572,524	946,267	—	—	—	—

Total (4)	$18,632,682	$39,695,952	$135,963,339	$4,959,804	$4,577,171	$1,734,967

(1)	We have eight forward flow contracts that have terms beyond March 31, 2011 with the last contract expiring in December 2011.
(2)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is not included within the amount outstanding as of March 31, 2011.
(3)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in June 2013. The variable interest is not included within the amount outstanding as of March 31, 2011.
(4)	We have a liability of $1.1 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of the payment cannot be reliably estimated.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

We generally account for our revenues from collections on purchased receivables by using the Interest Method in accordance with U.S. GAAP, which requires making reasonable estimates of the timing and amount of future cash collections. Application of the Interest Method requires the use of estimates, primarily estimated remaining collections, to calculate a projected IRR for each pool. These estimates are primarily based on historical cash collections, anticipated work effort and payer dynamics. If future cash collections are materially different in amount or timing from the remaining collections estimate, earnings could be affected, either positively or negatively. The estimates of remaining collections are sensitive to the inputs used and the performance of each pool. Performance is dependent on macro-economic factors and the specific demographic makeup of the debtors in the pool. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact on reversal of impairments or increases in yields and revenues. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and may result in impairments of receivables balances. Impairments of purchased receivables put pressure on the financial covenants in our Credit Facilities.

We use the cost recovery method when collections on a particular portfolio cannot be reasonably predicted. The cost recovery method may be used for pools that previously had an IRR assigned. Under the cost recovery method, no revenue is recognized until we have fully collected the pool’s balance.

We adopted the Interest Method in January 2005 and apply it to purchased receivables acquired after December 31, 2004. The provisions of the Interest Method that relate to decreases in expected cash flows amend previously followed guidance for consistent treatment and apply prospectively to purchased receivables acquired before January 1, 2005. We purchase pools of homogenous accounts receivable and record each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are assumed to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. We therefore aggregate most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated with other pools. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An IRR is calculated for each static pool of receivables based on projected cash flows. The IRR is applied to the remaining balance of each static pool to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess the actual performance compared to expected performance. This review includes an assessment of the actual results of cash collections, the work effort used and expected to be used in future periods, the components of the static pool including type of paper, the average age of purchased receivables, certain demographics and other factors that help us understand how a pool may perform in future periods. Generally, to the extent the differences in actual performance versus expected performance are favorable and the results of the review of pool demographics is also favorable, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the review of actual performance results in revised cash flow estimates that are less than the original estimates, and if the results of the review lead us to believe the decline in performance is not temporary, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase in periods subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

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

The estimate of fair value of our goodwill reporting unit, the purchased receivables operating segment, is determined using various valuation techniques including market capitalization and an analysis of discounted cash flows. At the time of the most recent annual goodwill impairment test, November 1, 2010, market capitalization was substantially higher than book value and goodwill was considered not to be impaired, however, a 24% decrease in market capitalization would have resulted in book value greater than market capitalization.

Income Taxes

We record a tax provision for the anticipated tax consequences of the results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed.

We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover deferred tax assets. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. We account for uncertain tax positions using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Recently Issued Accounting Pronouncements

There were no recently issued accounting pronouncements that required disclosure.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. Accordingly, we may periodically enter into interest rate swap agreements for non-trading purposes to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities were $163.8 million and $157.3 million as of March 31, 2011 and December 31, 2010, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125.0 million. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25.0 million. The outstanding unhedged borrowings on our Credit Facilities were $113.8 million as of March 31, 2011. Interest rates on unhedged borrowings may be based on the prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates on the unhedged borrowings, interest expense would have increased approximately $0.6 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits against consumers and are occasionally countersued by them in such actions. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material adverse effect on our financial condition.

As previously reported, the FTC commenced an investigation into our debt collection practices under the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Federal Trade Commission Act. The Company and its counsel continue to communicate with the FTC staff to resolve this matter. We do not believe that the resolution of this matter will have a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Company’s Repurchases of Its Common Stock

The following table provides information about the Company’s common stock repurchases during the first quarter of 2011:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	$—	—	—
February (1)	4,875	5.87	—	—
March	—	—	—	—

Total	4,875	$5.87	—	—

(1)	The shares were withheld for tax obligations in connection with the vesting of restricted share units. The shares were withheld at the fair market value on the vesting date of the restricted share units.

We did not sell any equity securities during the first quarter of 2011 that were not registered under the Securities Act.

Item 6.	Exhibits

Exhibit Number	Description

10.1+*	2011 Annual Incentive Compensation Plan for Management (Portions of this document have been omitted pursuant to a request for confidential treatment)

10.2+*	Form of Restricted Stock Unit Award Agreement for Management

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2011.

ASSET ACCEPTANCE CAPITAL CORP.

Date: April 29, 2011	By:	/S/ RION B. NEEDS
Rion B. Needs
President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2011	By:	/S/ REID E. SIMPSON
Reid E. Simpson
Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)