Form 10-Q
period 2011-06-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2011-07-29
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 21, 2011, 30,663,294 shares of the registrant’s common stock were outstanding.

ASSET ACCEPTANCE CAPITAL CORP.

Quarterly Report on Form 10-Q

			Page
		PART I – Financial Information
Item 1.		Financial Statements (unaudited)	3
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.		Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.		Controls and Procedures	44

		PART II – Other Information
Item 1.		Legal Proceedings	44
Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6.		Exhibits	46

Signatures			47
Exhibits:	31.1	Rule 13a-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer
	32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash	$7,301,588	$5,635,503
Purchased receivables, net	340,935,454	321,318,255
Income taxes receivable	351,350	3,760,731
Property and equipment, net	11,373,640	13,055,723
Goodwill	14,323,071	14,323,071
Other assets	5,898,728	5,680,237

Total assets	$380,183,831	$363,773,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,717,954	$2,958,214
Accrued liabilities	17,438,684	25,178,707
Income taxes payable	1,113,780	1,407,794
Notes payable	171,109,956	157,259,956
Capital lease obligations	159,893	202,479
Deferred tax liability, net	56,618,623	52,863,654

Total liabilities	250,158,890	239,870,804

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,300,954 and 33,248,915 at June 30, 2011 and December 31, 2010, respectively	333,010	332,489
Additional paid in capital	150,221,341	149,438,202
Retained earnings	21,882,490	17,138,085
Accumulated other comprehensive loss, net of tax	(1,034,532)	(1,680,370)
Common stock in treasury; at cost, 2,637,660 and 2,627,339 shares at June 30, 2011 and December 31, 2010, respectively	(41,377,368)	(41,325,690)

Total stockholders’ equity	130,024,941	123,902,716

Total liabilities and stockholders’ equity	$380,183,831	$363,773,520

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Purchased receivable revenues, net	$54,424,454	$50,626,874	$104,462,163	$101,713,420
Gain on sale of purchased receivables	—	107,825	—	324,848
Other revenues, net	268,963	180,152	624,245	431,247

Total revenues	54,693,417	50,914,851	105,086,408	102,469,515

Expenses
Salaries and benefits	16,813,622	18,660,755	34,759,105	38,165,621
Collections expense	24,036,140	23,072,450	47,739,356	47,265,390
Occupancy	1,415,834	1,697,154	2,836,691	3,449,281
Administrative	2,255,631	2,201,611	4,035,397	3,942,979
Depreciation and amortization	999,863	1,146,329	2,050,515	2,308,711
Loss on disposal of equipment and other assets	5,893	5,342	5,893	5,543

Total operating expenses	45,526,983	46,783,641	91,426,957	95,137,525

Income from operations	9,166,434	4,131,210	13,659,451	7,331,990
Other income (expense)
Interest expense	(2,640,435)	(2,888,677)	(5,300,491)	(5,517,102)
Interest income	44	371	131	1,413
Other	(96)	40,961	(2,116)	55,563

Income before income taxes	6,525,947	1,283,865	8,356,975	1,871,864
Income tax expense	2,867,105	509,408	3,612,570	740,890

Net income	$3,658,842	$774,457	$4,744,405	$1,130,974

Weighted-average number of shares:
Basic	30,751,487	30,682,152	30,738,707	30,676,471
Diluted	30,838,302	30,781,363	30,830,608	30,760,432
Earnings per common share outstanding:
Basic	$0.12	$0.03	$0.15	$0.04
Diluted	$0.12	$0.03	$0.15	$0.04

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$4,744,405	$1,130,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,050,515	2,308,711
Amortization of deferred financing costs	708,084	577,355
Deferred income taxes	3,360,709	(181,161)
Share-based compensation expense	783,660	698,444
Net reversal of purchased receivables impairments	(918,800)	(965,031)
Non-cash revenue	(39)	(258,845)
Loss on disposal of equipment and other assets	5,893	5,543
Gain on sale of purchased receivables	—	(324,848)
Changes in assets and liabilities:
Increase in other assets	(668,052)	(1,367,348)
(Decrease) increase in accounts payable and other accrued liabilities	(5,809,844)	86,857
Decrease in income tax receivable, net	3,115,367	784,070

Net cash provided by operating activities	7,371,898	2,494,721

Cash flows from investing activities
Investment in purchased receivables, net of buybacks	(95,611,528)	(79,724,106)
Principal collected on purchased receivables	76,913,168	72,939,859
Proceeds from sale of purchased receivables	—	324,874
Purchase of property and equipment	(504,666)	(1,594,968)

Net cash used in investing activities	(19,203,026)	(8,054,341)

Cash flows from financing activities
Borrowings under notes payable	83,900,000	60,700,000
Repayments of notes payable	(70,050,000)	(53,362,558)
Payment of deferred financing costs	(258,523)	(775,808)
Payments on capital lease obligations	(42,586)	(36,068)
Purchase of treasury shares	(51,678)	(973)

Net cash provided by financing activities	13,497,213	6,524,593

Net increase in cash	1,666,085	964,973
Cash at beginning of period	5,635,503	4,935,248

Cash at end of period	$7,301,588	$5,900,221

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$4,514,266	$4,998,502
Net cash (received) paid for income taxes	(2,846,844)	137,980
Non-cash investing and financing activities:
Change in fair value of interest rate swap liability	1,040,098	843,503
Change in unrealized loss on cash flow hedge, net of tax	(645,838)	(633,530)
Change in purchased receivable obligations	—	(2,399,832)

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2011 and its results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. All adjustments were of a normal recurring nature. The operations of the Company for the three and six months ended June 30, 2011 and 2010 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

2. Summary of Significant Accounting Policies

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

Goodwill

Goodwill with an indefinite life is not amortized, instead, is reviewed annually to assess recoverability or more frequently if impairment indicators are present. Refer to Note 8, “Fair Value”, for additional information about the fair value of goodwill.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accrued Liabilities

The details of accrued liabilities were as follows:

	June 30, 2011	December 31, 2010
Accrued payroll, benefits and bonuses	$6,813,091	$6,007,874
Accrued general and administrative expenses (1)	4,871,521	4,849,348
Deferred rent	2,567,188	2,738,363
Fair value of derivative instruments	1,741,051	2,781,149
Accrued restructuring charges (2)	469,250	2,594,245
Accrued interest expense	445,986	367,974
Deferred revenue	268,827	287,127
Accrued contract termination costs (3)	—	5,280,000
Other accrued expenses	261,770	272,627

Total accrued liabilities	$17,438,684	$25,178,707

(1)	Accrued general and administrative expenses included $1,250,000 related to a litigation contingency as of June 30, 2011 and December 31, 2010. See Note 7, “Contingencies” for more information.
(2)	Restructuring charges are related to costs associated with closing the Chicago, Illinois, Cleveland, Ohio and Deerfield Beach, Florida collection offices in 2010; refer to Note 9, “Restructuring Charges” for additional information.
(3)	The Company terminated a relationship with a third party service provider that resulted in a $5,280,000 accrual for reimbursement of court costs at December 31, 2010, which was paid in January 2011.

Revenue Recognition

The Company accounts for its investment in purchased receivables using the guidance provided in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, referred to herein as the “Interest Method”. Refer to Note 3, “Purchased Receivables and Revenue Recognition”, for additional discussion of the Company’s method of accounting for purchased receivables and recognizing revenue.

Concentrations of Risk

For the three and six months ended June 30, 2011, the Company invested 67.9% and 72.8% (net of buybacks), respectively, in purchased receivables from its top three sellers. For the three and six months ended June 30, 2010, the Company invested 81.0% and 80.0% (net of buybacks through June 30, 2011), respectively, in purchased receivables from its top three sellers. One seller was included in the top three in both of the three and six month periods.

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

Collections by Third Parties

The Company regularly utilizes unaffiliated domestic and international third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected, or for a fixed fee. The Company generally receives these collection proceeds net of collection fees; however, records collections on a gross basis. Fees paid to third parties, and the reimbursement of certain legal and other costs, are recorded as a component of collections expense. The percent of gross cash collections by third parties was 42.7%

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and 35.1% for the three months ended June 30, 2011 and 2010, respectively, and 41.2% and 33.6% for the six months ended June 30, 2011 and 2010, respectively.

Interest Expense

Interest expense includes interest on the Company’s credit facilities, unused facility fees, the ineffective portion of the change in fair value of the Company’s derivative financial instrument (refer to Note 5, “Derivative Financial Instruments and Risk Management”), interest payments made on the interest rate swap and amortization of deferred financing costs. Interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense (excluding amortization of deferred financing costs)	$2,286,393	$2,586,927	$4,592,407	$4,939,747
Amortization of deferred financing costs	354,042	301,750	708,084	577,355

Total interest expense	$2,640,435	$2,888,677	$5,300,491	$5,517,102

Income Tax

Beginning in the first quarter of 2011, the Company changed its calculation of the interim income tax provision. Previously, the income tax provision was calculated using the effective tax rate based on actual operating results for the quarter. The Company now calculates an estimated annual effective tax rate for the year based on forecasted annual operating results, as prescribed by FASB ASC Subtopic 740 “Income Taxes”. The estimated annual effective tax rate is applied to the actual operating results for the quarter. In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and included in the annual effective tax rate.

Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding. The following tables provide a reconciliation between basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic weighted-average shares outstanding	30,751,487	30,682,152	30,738,707	30,676,471
Dilutive weighted-average shares (1)	86,815	99,211	91,901	83,961

Diluted weighted-average shares outstanding	30,838,302	30,781,363	30,830,608	30,760,432

(1)	Dilutive weighted-average shares include outstanding stock options, deferred stock units and restricted shares (collectively the “Share-Based Awards”).

There were 1,130,595 and 908,838 outstanding Share-Based Awards that were not included within the dilutive weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s common stock at June 30, 2011 and 2010, respectively, and therefore were anti-dilutive.

Comprehensive Income

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. Currently, the Company’s only component of comprehensive income other than net income is the change in unrealized loss on derivatives qualifying as cash flow hedges, net of tax. The aggregate amount of changes to equity that have not yet been recognized in net income are reported in the equity section of the accompanying consolidated statements of financial position as “Accumulated other comprehensive loss, net of tax”.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of accumulated other comprehensive loss, net of tax was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Opening balance	$(1,350,309)	$(2,752,974)	$(1,680,370)	$(2,955,451)
Change	315,777	431,053	645,838	633,530

Ending balance	$(1,034,532)	$(2,321,921)	$(1,034,532)	$(2,321,921)

Fair Value of Financial Instruments

The fair value of financial instruments is estimated using available market information and other valuation methods. Refer to Note 8, “Fair Value” for more information.

Recently Issued Accounting Pronouncements

The following accounting pronouncements have been issued and are effective for the Company in or after fiscal year 2011.

In June 2011, the FASB issued guidance that amends the reporting requirements for comprehensive income. The new requirements are intended to increase the prominence of other comprehensive income and its components. This guidance requires a reporting entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective retroactively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued guidance that clarifies the requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “Fair Value”. This guidance is effective prospectively for interim and annual periods beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. Purchased Receivables and Revenue Recognition

Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and many times have been subject to previous collection efforts. The Company acquires pools of homogenous accounts which are the rights to the unrecovered balances owed by individual debtors. Receivable portfolios are purchased at a substantial discount (generally more than 90%) from their face value due to a deterioration of credit quality since origination and are initially recorded at the Company’s acquisition cost, which equals fair value at the acquisition date. Financing for purchasing is provided by the Company’s cash generated from operations and from borrowings on the Company’s revolving credit facility.

The Company accounts for its investment in purchased receivables using the Interest Method when the Company has reasonable expectations of the timing and amount of cash flows expected to be collected. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics and payer dynamics. Risk characteristics of purchased receivables are generally considered to be similar when purchased receivables are in the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, collections and impairments.

Collections on each static pool are allocated to revenue and principal reduction based on an internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. These estimates are influenced by both internal and external factors. Internal factors that may have an impact on estimated future cash flows include (a) revisions to initial and post-acquisition

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

recovery scoring and modeling estimates, (b) operational strategies, and (c) changes in productivity related to turnover and tenure of the Company’s collection staff. External factors that may have an impact on estimated future cash flows include (a) overall market pricing for new purchases, (b) new laws or regulations relating to collection efforts or new interpretations of existing laws or regulations and (c) the overall condition of the economy. The actual life of each pool may vary, but will generally range between 36 and 84 months depending on the expected collection period that can reasonabily be predicted. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool. Monthly cash flows lower than revenue recognized will increase the carrying value of each static pool.

Future estimated cash collections for each static pool are reviewed at least quarterly and compared to historical trends and operational data to determine whether the static pool is performing as expected. If current cash flow estimates are greater than the original estimate, the IRR is increased prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If current cash flow estimates are less than the original estimate, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase in periods subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to increasing the IRR.

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

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had an IRR assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of June 30, 2011, the Company had 11 unamortized pools on the cost recovery method with an aggregate carrying value of $278,780 or about 0.1% of the total carrying value of all purchased receivables. As of December 31, 2010, the Company had 14 unamortized pools on the cost recovery method with an aggregate carrying value of $962,461 or about 0.3% of the total carrying value of all purchased receivables.

Although not its usual business practice, the Company may periodically sell, on a non-recourse basis, all or a portion of a pool to unaffiliated parties. The Company does not retain any significant continuing involvement with these pools subsequent to sale. Proceeds from these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and the carrying value, which is included in “Gain on sale of purchased receivables” in the accompanying consolidated statements of operations. The agreements to sell receivables typically include general representations and warranties.

Changes in purchased receivables portfolios were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$326,248,663	$310,792,323	$321,318,255	$319,772,006
Investment in purchased receivables, net of buybacks	49,433,895	48,175,147	95,611,528	77,324,274
Cost of sale of purchased receivables sold, net of returns	—	—	—	(26)
Cash collections	(89,171,558)	(84,214,073)	(180,456,492)	(173,429,403)
Purchased receivable revenues, net	54,424,454	50,626,874	104,462,163	101,713,420

Ending balance	$340,935,454	$325,380,271	$340,935,454	$325,380,271

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding, or face value, of purchased receivables. Changes in accretable yield were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance (1)	$433,008,010	$442,628,674	$427,464,854	$466,199,721
Revenue recognized on purchased receivables, net	(54,424,454)	(50,626,874)	(104,462,163)	(101,713,420)
Additions due to purchases	65,402,928	57,615,299	124,853,067	86,270,094
Reclassifications from nonaccretable yield	15,871,545	26,775,974	12,002,271	25,636,678

Ending balance (1)	$459,858,029	$476,393,073	$459,858,029	$476,393,073

(1)	Accretable yields are a function of estimated remaining cash flows. Refer to Forward-Looking Statements on page 21 and Critical Accounting Policies on page 42 for further information regarding these estimates.

Cash collections include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of cash collections from fully amortized pools were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fully amortized before the end of their expected life	$2,815,259	$3,198,011	$6,218,312	$6,957,252
Fully amortized after the end of their expected life	8,213,494	7,396,970	16,125,753	14,773,786
Accounted under the cost recovery method	2,031,653	3,242,694	3,909,908	7,023,452

Total cash collections from fully amortized pools	$13,060,406	$13,837,675	$26,253,973	$28,754,490

Changes in purchased receivables portfolios under the cost recovery method were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$650,738	$1,531,329	$962,461	$2,271,595
Addition of portfolios	474,849	118,365	838,956	128,710
Buybacks, impairments and resale adjustments	(19)	(6,933)	(233)	(8,425)
Cash collections until fully amortized	(846,788)	(524,712)	(1,522,404)	(1,273,831)

Ending balance	$278,780	$1,118,049	$278,780	$1,118,049

During the three and six months ended June 30, 2011, the Company recorded net impairment reversals of purchased receivables of $2,001,400 and $918,800, respectively. During the three and six months ended June 30, 2010, the Company recorded net impairment reversals of $1,064,711 and $965,031, respectively. Impairment reversals increase revenue and the carrying value of purchased receivables in the period recorded.

Changes in the purchased receivables valuation allowance were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$82,187,300	$98,882,900	$87,323,300	$104,416,455
Impairments	67,900	284,189	2,838,900	383,869
Reversal of impairments	(2,069,300)	(1,348,900)	(3,757,700)	(1,348,900)
Deductions (1)	(8,432,300)	(1,323,689)	(14,650,900)	(6,956,924)

Ending balance	$71,753,600	$96,494,500	$71,753,600	$96,494,500

(1)	Deductions represent historical impairments of purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

4. Notes Payable

The Company’s amended credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, originated on June 5, 2007 (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company has a five-year $100,000,000 revolving credit facility which expires in June 2012 (the “Revolving Credit

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Facility”) and a six-year $150,000,000 term loan facility which expires in June 2013 (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 200 to 250 basis points over the bank’s prime rate depending upon the Company’s liquidity, as defined in the Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month contracts based on the London Inter Bank Offer Rate (“LIBOR”) at rates between 300 to 350 basis points over the respective LIBOR, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25,000,000 increase as well as sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of June 30, 2011 were:

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

The Company had $171,109,956 and $157,259,956 of borrowings outstanding on its Credit Facilities as of June 30, 2011 and December 31, 2010, respectively, of which $132,609,956 and $133,359,956 was outstanding on the Term Loan Facility, respectively, and $38,500,000 and $23,900,000 was outstanding on the Revolving Credit Facility, respectively. The Term Loan Facility requires quarterly repayments totaling $1,500,000 annually until March 2013 with the remaining balance due in June 2013.

In April 2011, the Company announced that it had engaged JPMorgan Securities to arrange funding of new senior secured credit facilities to replace its existing Credit Facilities. In May 2011, the Company decided to delay its pursuit of new credit facilities as it demonstrated continued improved operating performance. The Company expects to complete a refinancing

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

transaction prior to the expiration of the Revolving Credit Facility in June 2012. The Company incurred deferred financing costs related to pursuing the new credit facilities of $258,523 during the three months ended June 30, 2011.

The Company was in compliance with all covenants of the Credit Agreement as of June 30, 2011.

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

Derivative Financial Instruments

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25,000,000. As of June 30, 2011, the notional amount was $50,000,000. This swap agreement expires on September 13, 2012.

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

As of June 30, 2011, the Company did not have any fair value hedges.

The following table summarizes the fair value of derivative instruments:

	June 30, 2011		December 31, 2010
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Accrued liabilities	$1,741,051	Accrued liabilities	$2,781,149

Total derivatives designated as hedging instruments		$1,741,051		$2,781,149

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the impact of derivatives designated as hedging instruments:

Derivative	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Interest rate swap	$(94,737)	$(323,790)	Interest expense	$(588,557)	$(881,343)	Interest Expense	$64	$675

Total	$(94,737)	$(323,790)	Total	$(588,557)	$(881,343)	Total	$64	$675

Derivative	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Interest rate swap	$(129,887)	$(919,138)	Interest expense	$(1,169,985)	$(1,762,641)	Interest Expense	$127	$1,238

Total	$(129,887)	$(919,138)	Total	$(1,169,985)	$(1,762,641)	Total	$127	$1,238

6. Share-Based Compensation

The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company reserved 3,700,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan of which 1,882,375 shares remain available to be granted as of June 30, 2011. The purpose of the plan is (i) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (ii) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

Based on historical experience, the Company uses an annual forfeiture rate of 15% for associate grants. Grants made to non-associate directors vest immediately and, therefore, have no associated forfeitures.

Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation expense	$477,733	$479,435	$783,660	$698,444
Tax benefits	214,499	190,225	339,011	276,444

The Company’s share-based compensation arrangements are described below.

Stock Options

The Company utilizes the Whaley Quadratic approximation model, an intrinsic value method, to calculate the fair value of stock awards on the date of grant using the assumptions noted in the following table. Changes to the subjective input assumptions can result in different fair market value estimates. With regard to the Company’s assumptions stated below, the expected volatility is based on the historical volatility of the Company’s stock and management’s estimate of the volatility over the contractual term of the options. The expected term of the options is based on management’s estimate of the period of time for which the options are expected to be outstanding. The risk-free rate is derived from the five-year U.S. Treasury yield curve on the date of grant.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the assumptions used to determine the fair value of stock options granted:

Options issue year:	2011	2010
Expected volatility	59.90-63.99%	57.20-59.90%
Expected dividends	0.00%	0.00%
Expected term	4 Years	4 Years
Risk-free rate	1.89-2.25%	2.20%-2.42%

As of June 30, 2011, the Company had options outstanding for 1,140,563 shares of its common stock under the Stock Incentive Plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. The options granted to key associates generally vest between one and five years from the grant date whereas the options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the vesting period.

The related compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Administrative expenses (1)	$79,232	$147,297	$79,232	$147,297
Salaries and benefits (2)	107,737	99,479	213,093	197,903

Total	$186,969	$246,776	$292,325	$345,200

(1)	Administrative expenses include amounts for non-associate directors.
(2)	Salaries and benefits include amounts for associates.

The following table summarizes all stock option transactions from January 1, 2011 through June 30, 2011:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Beginning balance	1,012,063	$11.09
Granted	137,500	5.18
Forfeited or expired	(9,000)	9.28

Outstanding at June 30, 2011	1,140,563	10.39	5.49	$86,656

Exercisable at June 30, 2011	828,785	$12.12	5.38	$43,327

The weighted-average grant date fair value of the options granted during the six months ended June 30, 2011 and 2010 was $2.49 and $3.17, respectively.

As of June 30, 2011, there was $664,394 of total unrecognized compensation expense related to nonvested stock options granted under the Stock Incentive Plan, which is comprised of $593,754 for options expected to vest and $70,640 for options not expected to vest. Unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 2.47 years.

Deferred Stock Units

As of June 30, 2011, the Company granted 66,819 deferred stock units (“DSUs”) of its common stock to non-associate directors under the Company’s Stock Incentive Plan. DSUs represent the Company’s obligation to deliver one share of common stock for each unit at a later date elected by the non-associate director, such as when his or her board service ends. DSUs vest immediately upon grant and are not subject to forfeiture. DSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional DSUs. The value of each DSU is equal to the market price of the Company’s stock at the date of grant.

The fair value of the DSUs granted is expensed immediately to correspond with the vesting schedule, and is included in “Administrative expenses” in the accompanying consolidated statements of operations. The related expense for the three

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

months ended June 30, 2011 and 2010 was $18,755 and $24,985, respectively. The related expense for the six months ended June 30, 2011 and 2010 was $43,750 and $49,989, respectively.

The following table summarizes all DSU related transactions from January 1, 2011 through June 30, 2011:

	DSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	58,437	$7.41
Granted	8,382	5.27
Shares issued	(9,507)	5.92

Ending balance	57,312	$7.34

There was no unrecognized compensation expense related to nonvested DSUs as of June 30, 2011.

Restricted Shares and Restricted Share Units

The Company grants restricted shares and restricted share units (restricted shares and restricted share units are referred to as “RSUs”) to key associates and non-associate directors under the Stock Incentive Plan. Each RSU is equal to one share of the Company’s common stock. The value of RSUs is equal to the market price of the Company’s stock at the date of grant.

RSUs granted to associates generally vest over two to four years, based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the non-associate director terminates his or her board service. At June 30, 2011, 97,432 of the RSUs granted to associates will vest contingent on the attainment of performance conditions. When RSUs vest, participants have the option of selling a portion of vested shares to the Company in order to cover payroll tax obligations. The Company expects to repurchase approximately 31,000 shares for RSUs that are expected to vest during the next twelve months.

The fair value of granted RSUs is expensed on a straight-line basis over the vesting period based on the number of RSUs expected to vest. For RSUs with performance conditions, if those conditions are not expected to be met, the compensation expense previously recognized is reversed. Compensation expense for RSUs, net of reversals, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Administrative expenses (1)	$53,094	$103,221	$53,094	$103,221
Salaries and benefits (2)	218,915	104,453	394,491	200,034

Total	$272,009	$207,674	$447,585	$303,255

(1)	Administrative expenses include amounts for non-associate directors.
(2)	Salaries and benefits include amounts for associates.

The Company issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions from January 1, 2011 through June 30, 2011:

	Nonvested RSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	238,762	$7.52
Granted	239,913	5.51
Vested and issued	(42,532)	5.68
Forfeited	(12,750)	5.62

Ending balance	423,393	$6.63

As of June 30, 2011, there was $1,862,833 of total unrecognized compensation expense related to nonvested RSUs, which was comprised of $1,177,812 for RSUs expected to vest and $685,021 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.87 years.

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As previously reported, the Federal Trade Commission (“FTC”) commenced an investigation into the Company’s debt collection practices under the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Federal Trade Commission Act. The Company and its counsel continue to seek to resolve the matter. At December 31, 2010, the Company made an accrual of $1,250,000 as a best estimate of the amount of loss associated with the matter. The amount of the accrual for the matter remained unchanged as of June 30, 2011. While the final amount the Company may pay to resolve the matter could be more than the amount accrued, the Company is unable to estimate a range of possible loss at this time in view of the status of its ongoing discussions to resolve the matter.

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

Disclosure of the estimated fair value of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

		Fair Value Measurements at Reporting Date Using
	Total Recorded Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,741,051	—	$1,741,051	—

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

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The estimate of fair value of the Company’s goodwill is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The Company bases assumptions about future cash flows and growth rates on its budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. At the time of the most recent annual goodwill impairment test, November 1, 2010, market capitalization was substantially higher than book value and goodwill was considered not to be impaired.

Because market capitalization was less than book value for a sustained period during the three months ended June 30, 2011, the Company is performing an interim step one analysis, and if necessary, a step two analysis, to determine the amount of non-cash goodwill impairment, if any. To date there has been no indication that book value exceeds fair value of the reporting unit, which would lead to the second step of the goodwill impairment test; however, the analysis is not complete. The Company expects to complete this analysis during the third quarter of 2011. The non-cash goodwill impairment charge, if any, that might result from this evaluation would not impact the Company’s cash flows or debt covenants. The Company’s total goodwill at June 30, 2011 was $14,323,071. If the results of the analysis indicates an impairment is required, it will be reflected in the third quarter of 2011 financial statements.

The following disclosures pertain to the fair value of certain assets and liabilities, which are not measured at fair value in the accompanying consolidated financial statements.

Purchased Receivables

The Company’s purchased receivables had carrying values of $340,935,454 and $321,318,255 at June 30, 2011 and December 31, 2010, respectively. The Company computes the fair value of purchased receivables by discounting total estimated future cash flows generated by its forecasting model using a weighted-average cost of capital. The fair value of purchased receivables was approximately $380,000,000 and $360,000,000 at June 30, 2011 and December 31, 2010, respectively.

Credit Facilities

The Company’s Credit Facilities had carrying amounts of $171,109,956 and $157,259,956 as of June 30, 2011 and December 31, 2010, respectively. The fair value of the Credit Facilities approximated carrying value at both June 30, 2011 and December 31, 2010, respectively. The Company computed the fair value of its Credit Facilities based on quoted market prices.

9. Restructuring Charges

On July 29, 2010, the Company announced its commitment to no longer purchase and collect healthcare accounts receivable. Subsequently, the Company sold its healthcare accounts to a third party and closed its Deerfield Beach, Florida office. In addition, on October 4, 2010 and December 30, 2010, respectively, the Company announced its plans to close its call center operations in the Chicago, Illinois and Brooklyn Heights (“Cleveland”), Ohio offices. The Company recognized restructuring charges of $4,224,899 for these actions during the year ended December 31, 2010.

The restructuring liability as of June 30, 2011 was $469,250. The changes in the liability balance during the six months ended June 30, 2011 were as follows:

	Employee Termination Benefits	Contract Termination Costs	Fixed Assets and Other	Total
Restructuring liability as of January 1, 2011	$1,025,429	$1,145,762	$423,054	$2,594,245
Payments	(912,866)	(1,037,768)	(31,164)	(1,981,798)
Adjustments to furniture and equipment	—	—	(143,197)	(143,197)

Restructuring liability as of June 30, 2011	$112,563	$107,994	$248,693	$469,250

ASSET ACCEPTANCE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2011, the actions to close the former collection offices were substantially complete. There were no restructuring charges for the three and six months ended June 30, 2011 and 2010, respectively.

10. Income Taxes

The Company recorded income tax expense of $2,867,105 and $509,408 for the three months ended June 30, 2011 and 2010, respectively, and $3,612,570 and $740,890 for the six months ended June 30, 2011 and 2010, respectively. The 2011 provision for income tax reflects a forecasted annualized effective income tax rate 43.9% for the three months and 43.2% for the six months ended June 30, 2011, respectively. The 2010 provision for income tax reflects an actual effective tax rate of 39.7% for the three months and 39.6% for the six months ended June 30, 2010, respectively.

As of June 30, 2011, the Company had a gross unrecognized tax benefit of $1,063,267 that, if recognized, would result in a net tax benefit of approximately $691,000, which would have a positive impact on net income and the effective tax rate. During the three and six months ended June 30, 2011, there were no material changes to the unrecognized tax benefit. Since January 1, 2009, the Company has accrued interest related to unrecognized tax benefits of approximately $209,000, which has been classified as income tax expense in the accompanying consolidated financial statements.

The federal income tax returns of the Company for the years 2008-2010 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The state income tax returns of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years. The Company is currently under examination by the IRS for tax years 2008 and 2009. The Company does not anticipate any significant impact to its tax positions as a result of this examination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We have been purchasing and collecting charged-off accounts receivable portfolios (“paper”) from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, telecommunications and utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount. Since January 1, 2001, we purchased 1,239 consumer debt portfolios, with an original charged-off face value of $44.7 billion for an aggregate purchase price of $1.2 billion, or 2.70% of face value, net of buybacks. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits.

Macro-economic factors have impacted our results of operations both positively and negatively in recent years. Factors such as reduced availability of credit for consumers, a depressed housing market, elevated unemployment rates and other factors have had a negative impact on us by making it more difficult to collect from consumers on the paper we have acquired. We have observed recent positive trends in some of these indicators. For example, the six-month average unemployment rate of 9.0% as of June 30, 2011 is lower than the average unemployment rate for all of 2010 and 2009. However, these trends will continue to fluctuate based on macro-economic shifts, for instance, the recent increase in gas prices, which impacts consumer’s ability and willingness to make payments on their debt. In addition, while supply of paper increased and prices dropped during 2009 and 2010, we have recently been observing increased competition for available paper and, depending on credit originator, the supply may be decreasing which contributes to higher pricing.

Our investment in purchased receivables was significantly higher in the first half of 2011 as compared to the same period in 2010. In addition, purchases of receivables were higher for fiscal 2010 compared to fiscal 2009. Since cash collections are typically highest six to 18 months from purchase, these higher levels of purchasing have contributed to increased collections. Collections were also positively impacted by an increase in collector productivity and improved analytical tools used to create customized collection strategies. As a result, we were able to grow collections in the current quarter even though we closed three collection offices in 2010 and have not been purchasing or collecting healthcare receivables since the third quarter of 2010.

Purchased receivable revenues for the first half of 2011 were also higher than last year. This increase in revenue is primarily related to an improving collection environment and higher average carrying balances of purchased receivables partially offset by a $2.5 million decrease in zero basis collections (collections on fully amortized portfolios) which are accounted for as revenue in the period collected. These fully amortized portfolios are generally at least five years old, and become more difficult to collect as they continue to age. This decrease in zero basis collection was the primary driver of the increase in the amortization rate in the first half of 2011, which was 42.1% compared to 41.4% for the same period of 2010. In addition, because estimated future collections on amortizing pools continue to improve, we increased yields on 11 portfolios during the first half of 2011 compared to five pools in the first half of 2010, and recorded net reversals of purchased receivables impairments of $0.9 million compared to net reversals of $1.0 million for the first half of 2010, which helped offset the impact of the decrease in zero basis collections.

Operating expenses were significantly more favorable in the first half of 2011 as compared to the same period of 2010, primarily as a result of the actions we took in 2010 to restructure our operations. The following is a summary of the significant actions we took in 2010:

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010
Collections from non-healthcare receivables	$89,171.6	$82,672.8	$180,456.5	$170,119.2
Collections from healthcare receivables	—	1,541.3	—	3,310.2
Total collections	$89,171.6	$84,214.1	$180,456.5	$173,429.4

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

•

Terminated third party agency relationship — We incurred a charge of $5.3 million resulting from the termination for performance of a relationship with a third party service provider. The charge related to a cash settlement payment to reimburse the third party for court costs incurred on our behalf that they would otherwise have recovered through commissions in subsequent periods.

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

Results of Operations

The following table sets forth selected consolidated statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated:

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues
Purchased receivable revenues, net	99.5%	99.4%	99.4%	99.3%	61.0%	60.1%	57.9%	58.6%
Gain on sale of purchased receivables	0.0	0.2	0.0	0.3	0.0	0.2	0.0	0.2
Other revenues, net	0.5	0.4	0.6	0.4	0.3	0.2	0.3	0.3

Total revenues	100.0	100.0	100.0	100.0	61.3	60.5	58.2	59.1

Expenses
Salaries and benefits	30.7	36.7	33.1	37.2	18.9	22.2	19.3	22.0
Collections expense	44.0	45.3	45.4	46.1	27.0	27.4	26.5	27.3
Occupancy	2.6	3.3	2.7	3.4	1.6	2.0	1.6	2.0
Administrative	4.1	4.3	3.8	3.8	2.5	2.6	2.2	2.3
Depreciation and amortization	1.8	2.3	2.0	2.3	1.1	1.4	1.1	1.3
Loss on disposal of equipment and other assets	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Total operating expenses	83.2	91.9	87.0	92.8	51.1	55.6	50.7	54.9

Income from operations	16.8	8.1	13.0	7.2	10.2	4.9	7.5	4.2
Other income (expense)
Interest expense	(4.9)	(5.7)	(5.0)	(5.4)	(2.9)	(3.4)	(2.9)	(3.2)
Interest income	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Other	0.0	0.1	0.0	0.0	0.0	0.0	0.0	0.1

Income before income taxes	11.9	2.5	8.0	1.8	7.3	1.5	4.6	1.1
Income tax expense	5.2	1.0	3.5	0.7	3.2	0.6	2.0	0.4

Net income	6.7%	1.5%	4.5%	1.1%	4.1%	0.9%	2.6%	0.7%

Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues is the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Three Months Ended June 30,				Percentage of Cash Collections Three Months Ended June 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Cash collections	$89.2	$84.2	$5.0	5.9%	100.0%	100.0%
Purchased receivable amortization	(34.8)	(33.6)	(1.2)	3.5	(39.0)	(39.9)

Purchased receivable revenues, net	$54.4	$50.6	$3.8	7.5	61.0%	60.1%

The amortization rate of 39.0% for the three months ended June 30, 2011 was 90 basis points lower than the amortization rate of 39.9% for the same period of 2010. The decline in the amortization rate for the quarter was a result of higher net purchased receivable impairment reversals. Net reversals in the second quarter of 2011 were $2.0 million, compared to net reversals of $1.1 million in the second quarter of 2010. Current quarter impairment reversals were a result of increased expectations for future collections on 2005 and 2006 vintages. Absent the effect of impairment reversals, the amortization rate was consistent between the two periods. In addition, the second quarter, we increased assigned yields on seven portfolios. Refer to “Supplemental Performance Data” on Page 32 for a summary of purchased receivable revenues and amortization rates by year of purchase (“vintage”) and an analysis of the components of collections and amortization on Page 33.

We believe higher cash collections during the second quarter were a result of a combination of the successful implementation of the remaining portion of our proprietary collection platform which improved collector productivity, higher levels of recent purchasing and improved use of analytical tools. We invested 12.5% more in purchased receivables for all of 2010 than we did in the same period of 2009. Generally, collections are strongest on portfolios six months to 18 months after purchase, therefore, these increases have had a positive impact on current collections. Cash collections included collections from fully amortized portfolios of $13.1 million and $13.8 million for the second quarter of 2011 and 2010, respectively, of which 100% was reported as revenue.

Revenues on portfolios purchased from our top three sellers during vintage years 1993 through 2011 were $22.5 million and $19.0 million during the quarter ended June 30, 2011 and 2010, respectively. The same three sellers were included in the top three in both periods.

Investments in Purchased Receivables

We generate revenue from our investments in portfolios of charged-off consumer accounts receivable. Ongoing investments in purchased receivables are critical to continued generation of revenues. From period to period, we may buy charged-off receivables of varying age, types and demographics from an often-changing mix of sellers. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next. Total purchases consisted of the following:

	Three Months Ended June 30,
($ in millions, net of buybacks)	2011	2010	Change	Percentage Change
Acquisitions of purchased receivables, at cost	$49.5	$48.4	$1.1	2.2%
Acquisitions of purchased receivables, at face value	$1,604.3	$1,495.3	$109.0	7.3%
Percentage of face value	3.08%	3.24%

Our investment in purchased receivables increased in the second quarter of 2011 as compared to the same period of 2010. However, over the same period, the average cost of these purchases decreased as a result of purchasing a higher percentage of older paper versus more recently charged off receivables. For instance, purchases of tertiary paper in the second quarter of 2011 represented 45.1% of total purchases, whereas, purchases of secondary paper was 47.0% of total purchases in the second quarter of 2010. As a result of fluctuations in the mix of purchases of receivables, the cost of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired. Forward flow purchases consisted of the following:

	Three Months Ended June 30,
($ in millions, net of buybacks)	2011	2010	Change	Percentage Change
Forward flow purchases, at cost	$21.5	$13.1	$8.4	64.4%
Forward flow purchases, at face value	$573.2	$331.1	$242.1	73.1%
Percentage of face value	3.75%	3.95%
Percentage of forward flow purchases, at cost of total purchasing	43.4%	27.0%
Percentage of forward flow purchases, at face value of total purchasing	35.7%	22.1%

Investments in forward flow contracts were higher in the second quarter of 2011 than the same period in 2010, and represented a larger percentage of total purchases. The decrease in the average cost of these purchases was primarily a result of purchasing a higher percentage of older paper versus more recently charged off receivables. For instance, purchases of tertiary paper represented 36.5% of our forward flow purchases in the second quarter of 2011 compared to

21.5% in 2010. Purchases from forward flows in 2011 included 31 portfolios from 14 forward flow contracts. Purchases from forward flows in 2010 included 24 portfolios from nine forward flow contracts.

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

The following table summarizes the significant components of our operating expenses:

	Three Months Ended June 30,				Percentage of Cash Collections Three Months Ended June 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Salaries and benefits	$16.8	$18.7	$(1.9)	(9.9)%	18.9%	22.2%
Collections expense	24.0	23.1	0.9	4.2	27.0	27.4
Occupancy	1.4	1.7	(0.3)	(16.6)	1.6	2.0
Administrative and other	3.3	3.3	—	(2.7)	3.6	4.0

Total operating expenses	$45.5	$46.8	$(1.3)	(2.7)%	51.1%	55.6%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Three Months Ended June 30,				Percentage of Cash Collections Three Months Ended June 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Compensation - revenue generating	$9.7	$11.3	$(1.6)	(13.7)%	10.9%	13.4%
Compensation - administrative	4.5	4.3	0.2	4.1	5.0	5.1
Benefits and other	2.6	3.1	(0.5)	(15.6)	3.0	3.7

Total salaries and benefits	$16.8	$18.7	$(1.9)	(9.9)%	18.9%	22.2%

Compensation for our revenue generating departments was lower in 2011 due to lower average headcount for in-house account representatives, partially offset by increased variable compensation resulting from increased collections and higher collector productivity. We significantly reduced headcount for our collection operations in the second half of 2010 in connection with the restructuring actions to close three collection offices. As a result, during the second quarter of 2011, we had an average of 704 in-house account representatives, including supervisors, compared to 925 in the same period of 2010, which resulted in lower compensation and lower benefits. Higher compensation for our administrative departments was related to the addition of new associates related to the BSI acquisition in July 2010. Benefits and other were lower in 2011, primarily as a result of lower claims on our self-insured medical programs in part as a result of a decline in the number of associates.

Collections Expense. The following table summarizes the significant components of collections expense:

	Three Months Ended June 30,				Percentage of Cash Collections Three Months Ended June 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Forwarding fees	$11.2	$10.2	$1.0	9.3%	12.6%	12.1%
Court and process server costs	6.7	6.1	0.6	10.5	7.5	7.2
Lettering campaign and telecommunications costs	3.6	3.9	(0.3)	(5.4)	4.1	4.6
Data provider costs	1.4	1.5	(0.1)	(5.2)	1.6	1.8
Other	1.1	1.4	(0.3)	(23.9)	1.2	1.7

Total collections expense	$24.0	$23.1	$0.9	4.2%	27.0%	27.4%

Forwarding fees include fees paid to third parties to collect on our behalf including our agency firm in India. These fees increased in the second quarter of 2011 compared to the same period in 2010 because of higher cash collections generated by third parties, primarily driven by continued increases in non-legal accounts allocated to our agencies in response to the reduction in internal collector headcount. Collections generated by third parties were $38.1 million and $29.5 million, or 42.7% and 35.1% of cash collections, for 2011 and 2010, respectively. Rates paid to forwarding agencies vary based on the age and type of paper that we outsource. Rates also vary based on the mix of work performed by our agency firm in India, which is generally at a lower rate than on collections we outsource domestically. We partially offset the increase related to collection volume by reducing negotiated rates on collections by domestic agencies and by increasing activity at our agency firm in India, which was continuing to ramp up to target collector levels during the second quarter of 2010.

Court and process server costs increased in the second quarter of 2011 from the same period in 2010 as a result of higher legal activity during the period. The legal collection process requires an up-front investment in court costs and other fees, which we expense as incurred. There generally is a considerable delay before we generate collections on the accounts in the legal process. This delay can cause a change in related expenses that is disproportionate to the change in legal collections.

As a result of our improved analytical capabilities and continuous review of operational strategies, we were able to more effectively utilize variable collection activities, such as telecommunications, lettering campaigns and use of data provider services, resulting in reductions in the related expenses. Generally, these costs are higher in the first six months after purchase of a portfolio as we begin collection activities.

Occupancy. Occupancy expense declined to $1.4 million in the second quarter of 2011 from $1.7 million in 2010 as a result of the restructuring actions to close three collection offices during the second half of 2010.

Income Taxes. We recognized income tax expense of $2.9 million and $0.5 million for 2011 and 2010, respectively. The 2011 tax expense reflects a forecasted annualized effective tax rate of 43.9%. For 2010, the effective tax rate was 39.7%. The 420 basis point increase was primarily due to a net increase in our blended state tax rates and the phase-out of the Michigan Renaissance Zone tax credit. The overall increase in tax expense was also driven by the increase in pre-tax income, which was $6.5 million for 2011 compared to $1.3 million for the same period of 2010.

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues is the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Six Months Ended June 30,				Percentage of Cash Collections Six Months Ended June 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Cash collections	$180.5	$173.4	$7.1	4.1%	100.0%	100.0%
Purchased receivable amortization	(76.0)	(71.7)	(4.3)	6.0	(42.1)	(41.4)

Purchased receivable revenues, net	$104.5	$101.7	$2.8	(2.7)	57.9%	58.6%

The amortization rate of 42.1% for the six months ended June 30, 2011 was 70 basis points higher than the amortization rate of 41.4% for the same period of 2010. The increase in the amortization rate for the six months was primarily the result of lower zero basis, or fully amortized collections. Absent those collections, the amortization rate for the first half of 2011 was slightly improved over the same period of 2010. In addition, the first half of the year, we increased assigned yields on 11 portfolios. Refer to “Supplemental Performance Data” on Page 32 for a summary of purchased receivable revenues and amortization rates by year of purchase (“vintage”) and an analysis of the components of collections and amortization on Page 33.

We believe higher cash collections during the first half of 2011 were a result of a combination of the successful implementation of the remaining portion of our proprietary collection platform which improved collector productivity, higher levels of recent purchasing and improved use of analytical tools. We invested 12.5% more in purchased receivables for all of 2010 than we did in the same period of 2009. Generally, collections are strongest on portfolios six months to 18 months after purchase, therefore, these increases are having a positive impact on current collections. Cash collections included collections from fully amortized portfolios of $26.3 million and $28.8 million for the first half of 2011 and 2010, respectively, of which 100% was reported as revenue.

Revenues on portfolios purchased from our top three sellers during vintage years 1993 through 2011 were $42.5 million and $37.5 million during the six months ended June 30, 2011 and 2010, respectively. The top three sellers were the same in both six month periods.

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

	Six Months Ended June 30,
($ in millions, net of buybacks)	2011	2010	Change	Percentage Change
Acquisitions of purchased receivables, at cost	$95.9	$78.1	$17.8	22.9%
Acquisitions of purchased receivables, at face value	$2,833.0	$2,314.0	$519.0	22.4%
Percentage of face value	3.39%	3.37%

Our investment in purchased receivables increased in the first half of 2011. The increase in the average cost of these purchases compared to the first half of 2010 was a result of increased pricing, primarily on fresh and primary paper, and a higher percentage of purchases of newer paper. For instance, purchases of secondary paper in the first half of 2011 represented 46.3% of total purchases. In the first half of 2010, purchases of tertiary paper represented 36.3% of total purchases. As a result of these fluctuations in the mix of purchases of receivables, the cost of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired. Forward flow purchases consisted of the following:

	Six Months Ended June 30,
($ in millions, net of buybacks)	2011	2010	Change	Percentage Change
Forward flow purchases, at cost	$34.7	$30.4	$4.3	13.9%
Forward flow purchases, at face value	$811.3	$748.9	$62.4	8.3%
Percentage of face value	2.66%	4.06%
Percentage of forward flow purchases, at cost of total purchasing	36.1%	39.0%
Percentage of forward flow purchases, at face value of total purchasing	28.6%	32.4%

Investments in forward flow contracts were higher in the first half of 2011 than in the same period in 2010, but represented a smaller percentage of total purchases. The decrease in the average cost of these purchases in 2011 compared to 2010 was a result of a higher percentage of purchases of older paper. For instance, purchases of primary paper represented 51.1% of our forward flow purchases in 2011 compared to 23.1% in 2010 whereas purchases of fresh paper represented 11.2% of our forward flow purchases in 2011 compared to 44.1% in 2010. Purchases from forward flows in 2011 included 57 portfolios from 21 forward flow contracts. Purchases from forward flows in 2010 included 43 portfolios from 13 forward flow contracts.

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

The following table summarizes the significant components of our operating expenses:

	Six Months Ended June 30,				Percentage of Cash Collections Six Months Ended June 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Salaries and benefits	$34.8	$38.2	$(3.4)	(8.9)%	19.3%	22.0%
Collections expense	47.7	47.3	0.4	1.0	26.5	27.3
Occupancy	2.8	3.4	(0.6)	(17.8)	1.6	2.0
Administrative and other	6.1	6.2	(0.1)	(2.6)	3.3	3.6

Total operating expenses	$91.4	$95.1	$(3.7)	(3.9)%	50.7%	54.9%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Six Months Ended June 30,				Percentage of Cash Collections Six Months Ended June 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Compensation - revenue generating	$19.4	$23.3	$(3.9)	(16.7)%	10.8%	13.4%
Compensation - administrative	9.1	7.9	1.2	14.6	5.0	4.6
Benefits and other	6.3	7.0	(0.7)	(9.6)	3.5	4.0

Total salaries and benefits	$34.8	$38.2	$(3.4)	(8.9)%	19.3%	22.0%

Compensation for our revenue generating departments was lower in 2011 due to lower average headcount for in-house account representatives, partially offset by increased variable compensation resulting from increased collections and higher collector productivity. We significantly reduced headcount for our collection operations in the second half of 2010 in connection with the restructuring actions to close three collection offices. As a result, during the first half of 2011 we had an average of 699 in-house account representatives, including supervisors, compared to 986 in the same period of 2010. Higher compensation for our administrative departments was a result of the addition of new associates from the BSI acquisition in July 2010 and increased incentive compensation in 2011 based on improved operating performance. Benefits and other were lower in 2011, primarily as a result of lower claims on our self-insured medical programs in part as a result of a decline in the number of associates.

Collections Expense. The following table summarizes the significant components of collections expense:

	Six Months Ended June 30,				Percentage of Cash Collections Six Months Ended June 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Forwarding fees	$22.0	$20.1	$1.9	9.5%	12.2%	11.6%
Court and process server costs	13.3	12.8	0.5	3.7	7.4	7.4
Lettering campaign and telecommunications costs	7.6	8.4	(0.8)	(9.0)	4.2	4.8
Data provider costs	2.5	3.3	(0.8)	(24.6)	1.4	1.9
Other	2.3	2.7	(0.4)	(12.2)	1.3	1.6

Total collections expense	$47.7	$47.3	$0.4	1.0%	26.5%	27.3%

Forwarding fees include fees paid to third parties to collect on our behalf including our agency firm in India. These fees increased in the first half of 2011 compared to the same period in 2010 because of higher cash collections generated by third parties, primarily driven by continued increases in non-legal accounts allocated to our agencies in response to the reduction in internal collector headcount. Collections generated by third parties were $74.3 million and $58.2 million, or 41.2% and 33.6% of cash collections, for 2011 and 2010, respectively. Rates paid to forwarding agencies vary based on the age and type of paper that we outsource. Rates also vary based on the mix of work performed by our agency firm in India, which is generally at a lower rate than on collections we outsource domestically. We offset the increase related to collection volume by reducing negotiated rates on collections by domestic agencies and by increasing activity at our agency firm in India, which was continuing to ramp up to target collector levels during the first half of 2010.

Court and process server costs increased in the first half of 2011 from the same period in 2010 as a result of higher legal activity during the period. The legal collection process requires an up-front investment in court costs and other fees, which we expense as incurred. There generally is a considerable delay before we generate collections on the accounts in the legal process. This delay can cause a change in related expenses that is disproportionate to the change in legal collections.

As a result of our improved analytical capabilities and continuous review of operational strategies, we were able to more effectively utilize variable collection activities, such as telecommunications, lettering campaigns, and use of data provider services, resulting in reductions in the related expenses. Generally, these costs are higher in the first six months after purchase of a portfolio as we begin collection activities.

Occupancy. Occupancy expense declined to $2.8 million in the first half of 2011 from $3.4 million in 2010 as a result of the restructuring actions to close three collection offices during the second half of 2010.

Income Taxes. We recognized income tax expense of $3.6 million and $0.7 million for 2011 and 2010, respectively. The 2011 tax expense reflects a forecasted annualized effective tax rate of 43.2%. For 2010, the effective tax rate was 39.6%. The 360 basis point increase was primarily due to a net increase in our blended state tax rates and phase-out of the Michigan Renaissance Zone tax credit. The overall increase in tax expense was also driven by the increase in the pre-tax income, which was $8.4 million for 2011 compared to $1.9 million for the same period of 2010.

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

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase:

($ in thousands) Year of Purchase	Number of Portfolios	Purchase Price (1)	Cash Collections	Estimated Remaining Collections (2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
2003	76	$87,147	$447,486	$15	$447,501	514%
2004	106	86,536	275,365	2,105	277,470	321
2005	104	100,747	213,674	10,523	224,197	223
2006	154	142,231	317,287	31,920	349,207	246
2007	158	169,329	268,695	62,445	331,140	196
2008	164	153,518	214,212	96,107	310,319	202
2009	123	120,917	147,669	160,017	307,686	254
2010	122	136,025	75,708	227,204	302,912	223
2011 (4)	76	95,908	10,461	210,457	220,918	230

Total	1,083	$1,092,358	$1,970,557	$800,793	$2,771,350	254%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Estimated remaining collections are based in part on historical cash collections. Refer to Forward-Looking Statements on page 21 and Critical Accounting Policies on page 42 for further information regarding these estimates.
(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase. Estimated remaining collections for pools on the cost recovery method for revenue recognition purposes are equal to the carrying value. There are no estimated remaining collections for pools on the cost recovery method that are fully amortized.
(4)	Includes six months of activity through June 30, 2011.

The following table summarizes our quarterly portfolio purchasing since January 1, 2009:

($ in thousands) Quarter of Purchase	Number of Portfolios	Purchase Price (1)	Face Value
Q1 2009	31	$21,753	$736,851
Q2 2009	22	19,628	716,010
Q3 2009	33	36,912	1,585,065
Q4 2009	37	42,624	1,378,205
Q1 2010	28	29,615	818,628
Q2 2010	41	48,441	1,495,281
Q3 2010	34	41,157	1,172,354
Q4 2010	19	16,813	297,642
Q1 2011	37	46,416	1,228,701
Q2 2011	39	49,492	1,604,289

Total	321	$352,851	$11,033,026

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase:

($ in thousands) Year of Purchase	Unamortized Balance	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2003	$15	$87,147	0.0%	0.0%
2004	728	86,536	0.8	0.2
2005	2,950	100,747	2.9	0.9
2006	12,618	142,231	8.9	3.7
2007	29,488	169,329	17.4	8.7
2008	40,675	153,518	26.5	11.9
2009	58,394	120,917	48.3	17.1
2010	102,622	136,025	75.4	30.1
2011 (2)	93,445	95,908	97.4	27.4

Total	$340,935	$1,092,358	31.2%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.
(2)	Includes six months of activity through June 30, 2011.

The following table summarizes purchased receivable revenues and amortization rates by year of purchase:

	Three months ended June 30, 2011
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2005 and prior	$14,202,601	$12,261,254	N/M	N/M	$(953,600)	$10,537,845
2006	6,608,400	4,362,721	34.0%	10.10%	(1,047,800)	716,082
2007	9,579,297	4,436,270	53.7	4.51	—	269,122
2008	12,327,244	6,461,875	47.6	4.85	—	1,537,357
2009	18,101,193	10,399,755	42.5	5.46	—	—
2010	20,079,650	10,193,963	49.2	3.11	—	—
2011	8,273,173	6,308,616	23.7	3.32	—	—

Totals	$89,171,558	$54,424,454	39.0	5.45	$(2,001,400)	$13,060,406

	Three months ended June 30, 2010
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2004 and prior	$14,012,401	$12,232,427	N/M	N/M	$38,089	$10,501,033
2005	4,047,269	3,018,844	25.4%	15.44%	(1,153,800)	786,911
2006	9,974,216	5,363,233	46.2	6.78	51,000	1,241,187
2007	13,156,759	6,923,550	47.4	4.22	—	847,372
2008	16,654,669	7,599,601	54.4	3.38	—	98,532
2009	21,343,084	11,633,662	45.5	3.87	—	362,640
2010	5,025,675	3,855,557	23.3	2.88	—	—

Totals	$84,214,073	$50,626,874	39.9	5.36	$(1,064,711)	$13,837,675

	Six months ended June 30, 2011
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2005 and prior	$29,018,211	$24,983,599	N/M	N/M	$(2,139,000)	$20,801,114
2006	13,820,685	8,536,912	38.2%	8.96%	(1,550,800)	1,475,747
2007	20,267,223	9,095,455	55.1	4.24	467,000	613,376
2008	26,277,382	13,228,441	49.7	4.59	—	3,363,736
2009	38,572,775	19,658,711	49.0	4.79	2,304,000	—
2010	42,038,883	20,956,500	50.1	3.04	—	—
2011	10,461,333	8,002,545	23.5	3.36	—	—

Totals	$180,456,492	$104,462,163	42.1	5.29	$(918,800)	$26,253,973

	Six months ended June 30, 2010
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2004 and prior	$30,205,907	$25,612,953	N/M	N/M	$137,769	$21,485,227
2005	9,253,696	5,487,498	40.7%	12.06%	(1,153,800)	1,903,412
2006	21,619,661	11,857,884	45.2	6.78	51,000	2,654,458
2007	28,096,125	14,521,971	48.3	4.14	—	1,737,603
2008	35,005,726	16,342,011	53.3	3.40	—	211,662
2009	43,308,909	23,399,814	46.0	3.69	—	762,128
2010	5,939,379	4,491,289	24.4	2.78	—	—

Totals	$173,429,403	$101,713,420	41.4	5.35	$(965,031)	$28,754,490

(1)	“N/M” indicates that the calculated percentage is not meaningful.
(2)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

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

The following factors contributed to the change in amortization rates from the prior year:

•

amortization increased for both the second quarter and first half of 2011 compared to the same periods in 2010. However, amortization as a percentage of collection decreased for the quarter since collections grew by a larger amount. For the first half of the year, the amortization rate was higher due to a larger drop in collections from fully amortized pools. Portfolio balances that amortize too slowly in relation to current or expected collections may lead to impairments. If portfolio balances amortize too quickly and we expect collections to continue to exceed expectations, previously recognized impairments may be reversed, or if there are no impairments to reverse, assigned yields may increase;

•

lower zero basis collections in the second quarter and first half of 2011, compared to the same periods in 2010, increased the amortization rate because 100% of these collections are recorded as revenue and do not contribute towards portfolio amortization; and

•

net impairment reversals are recorded as a reduction to amortization, and decrease the amortization rate, while net impairments have the opposite effect. Higher net impairment reversals for the second quarter of 2011 decreased total amortization compared to the prior year period. Net impairment reversals for the first half of the year were essentially flat with 2010, and therefore, did not offset the impact of lower zero basis collections.

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash collections:
Collections on amortizing pools	$76.1	$70.4	$154.2	$144.6
Zero basis collections	13.1	13.8	26.3	28.8

Total collections	$89.2	$84.2	$180.5	$173.4

Amortization:
Amortization of receivables balances	$36.0	$34.1	$75.5	$71.3
Reversals of impairments	(2.1)	(1.3)	(3.8)	(1.3)
Impairments	0.1	0.3	2.8	0.4
Cost recovery amortization	0.8	0.5	1.5	1.3

Total amortization	$34.8	$33.6	$76.0	$71.7

Purchased receivable revenues, net	$54.4	$50.6	$104.5	$101.7

Amortization rate	39.0%	39.9%	42.1%	41.4%
Core amortization rate (1)	45.7%	47.7%	49.3%	49.6%

(1)	The core amortization rate is calculated as total amortization divided by collections on non-fully amortized portfolios.

Account Representative Tenure and Productivity

We measure in-house call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following tables display the experience of our account representatives and off-shore account representatives:

In-House Account Representatives, including Supervisors, by Experience

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2011	2010	2011	2010	2010	2009
One year or more (1)	388	524	400	546	514	587
Less than one year (2)	316	401	299	440	365	422

Total	704	925	699	986	879	1,009

(1)	Based on number of average in-house call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.
(2)	Based on number of average in-house call center FTE account representatives and supervisors with less than one year of service, including new associates in training.

Off-Shore Account Representatives (1)

	Three months ended June 30,		Six months ended June 30,		Years ended December 31,
	2011	2010	2011	2010	2010	2009 (2)
Number of account representatives	250	226	250	192	227	17

(1)	Based on number of average off-shore account representatives staffed by a third party agency measured on a per seat basis.
(2)	Includes activity beginning in November 2009 averaged over the 12-month period.

The following table displays our account representative productivity:

Overall Account Representative Collection Averages

	Three months ended June 30,		Six months ended June 30,		Years ended December 31,
	2011	2010 (1)	2011	2010 (1)	2010	2009
Overall collection averages	$41,419	$40,400	$91,915	$82,130	$164,206	$156,391

(1)	Prior year amounts were adjusted to remove supervisors from the collection average which is consistent with the current presentation. Supervisors do not have collection goals; therefore, we believe this presentation better represents our collection averages.

In-house account representative average collections per FTE increased for the three and six months ended June 30, 2011 by 2.5% and 11.9%, respectively, compared to the prior year periods. Account representative productivity improved as a result of a 12.5% increase in purchasing in 2010 as compared to 2009, coupled with a more effective training program, better utilization of our standardized collection methodology, targeted lettering and dialing strategies and improved analytical models and tools.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis:

Historical Collections (1)

($ in thousands) Year of Purchase	Purchase Price (2)	Years Ended December 31,										Six Months Ended June 30, 2011
		2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Pre-2001		$53,438	$47,874	$39,973	$32,262	$26,349	$19,898	$14,564	$10,283	$7,200	$5,167	$2,557
2001	$43,029	17,630	50,327	50,967	45,713	39,865	30,472	21,714	13,351	8,738	5,610	2,582
2002	72,255	—	22,339	70,813	72,024	67,649	55,373	39,839	24,529	15,957	11,367	5,216
2003	87,147	—	—	36,067	94,564	94,234	79,423	58,359	38,408	23,842	15,774	6,815
2004	86,536	—	—	—	23,365	68,354	62,673	48,093	32,276	21,082	13,731	5,791
2005	100,747	—	—	—	—	23,459	60,280	50,811	35,638	22,726	14,703	6,057
2006	142,231	—	—	—	—	—	32,751	101,529	79,953	53,239	35,994	13,821
2007	169,329	—	—	—	—	—	—	36,269	93,183	69,891	49,085	20,267
2008	153,518	—	—	—	—	—	—	—	41,957	83,430	62,548	26,277
2009	120,917	—	—	—	—	—	—	—	—	27,926	81,170	38,573
2010	136,025	—	—	—	—	—	—	—	—	—	33,669	42,039
2011	95,908	—	—	—	—	—	—	—	—	—	—	10,461

Total		$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$334,031	$328,818	$180,456

Cumulative Collections (1)
($ in thousands) Year of Purchase	Purchase Price (2)	Total Through December 31,										Total Through June 30, 2011
		2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
2001	$43,029	$17,630	$67,957	$118,924	$164,637	$204,502	$234,974	$256,688	$270,039	$278,777	$284,387	$286,969
2002	72,255	—	22,339	93,152	165,176	232,825	288,198	328,037	352,566	368,523	379,890	385,106
2003	87,147	—	—	36,067	130,631	224,865	304,288	362,647	401,055	424,897	440,671	447,486
2004	86,536	—	—	—	23,365	91,719	154,392	202,485	234,761	255,843	269,574	275,365
2005	100,747	—	—	—	—	23,459	83,739	134,550	170,188	192,914	207,617	213,674
2006	142,231	—	—	—	—	—	32,751	134,280	214,233	267,472	303,466	317,287
2007	169,329	—	—	—	—	—	—	36,269	129,452	199,343	248,428	268,695
2008	153,518	—	—	—	—	—	—	—	41,957	125,387	187,935	214,212
2009	120,917	—	—	—	—	—	—	—	—	27,926	109,096	147,669
2010	136,025	—	—	—	—	—	—	—	—	—	33,669	75,708
2011	95,908	—	—	—	—	—	—	—	—	—	—	10,461

Cumulative Collections as Percentage of Purchase Price (1)
Year of Purchase	Purchase Price (2)	Total Through December 31,										Total Through June 30, 2011
		2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
2001	$43,029	41%	158%	276%	383%	475%	546%	597%	628%	648%	661%	667%
2002	72,255	—	31	129	229	322	399	454	488	510	526	533
2003	87,147	—	—	41	150	258	349	416	460	488	506	513
2004	86,536	—	—	—	27	106	178	234	271	296	312	318
2005	100,747	—	—	—	—	23	83	134	169	191	206	212
2006	142,231	—	—	—	—	—	23	94	151	188	213	223
2007	169,329	—	—	—	—	—	—	21	76	118	147	159
2008	153,518	—	—	—	—	—	—	—	27	82	122	140
2009	120,917	—	—	—	—	—	—	—	—	23	90	122
2010	136,025	—	—	—	—	—	—	—	—	—	25	56
2011	95,908	—	—	—	—	—	—	—	—	—	—	11

(1)	Does not include proceeds from sales of receivables.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

The following table illustrates our quarterly cash collections:

Cash Collections

Quarter	2011			2010		2009		2008		2007
	Amount	%		Amount	%	Amount	%	Amount	%	Amount	%
First	$91,284,934	N/M	%	$89,215,330	27.1%	$94,116,937	28.2%	$100,264,281	27.1%	$95,853,350	25.8%
Second	89,171,558	N/M		84,214,073	25.6	87,293,577	26.1	95,192,743	25.8	95,432,021	25.7
Third	—	—		78,860,926	24.0	77,832,357	23.3	90,775,528	24.6	90,748,442	24.5
Fourth	—	—		76,528,161	23.3	74,787,726	22.4	83,345,578	22.5	89,144,650	24.0

Total cash collections	$180,456,492	100.0%		$328,818,490	100.0%	$334,030,597	100.0%	$369,578,130	100.0%	$371,178,463	100.0%

(1)	“N/M” indicates that the calculated percentage for quarterly purchases is not meaningful compared to prior years.

The following table illustrates cash collections and percentages by source:

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Call center collections	$48,338,526	54.2%	$45,493,986	54.0%	$100,063,176	55.4%	$95,955,024	55.3%
Legal collections	40,833,032	45.8	38,720,087	46.0	80,393,316	44.6	77,474,379	44.7

Total cash collections	$89,171,558	100.0%	$84,214,073	100.0%	$180,456,492	100.0%	$173,429,403	100.0%

The average collection payment size grew 16.5% to $181 during the second quarter of 2011 when compared to the same period in 2010. This increase reflects the net impact of a 21.2% and a 11.1% increase in the size of average call center collection payments and legal payments, respectively. The increase in call center payment size was a result of collections on paper with higher average balances coupled with a more effective training program, better utilization of our standardized collection methodology, targeted lettering and dialing strategies and improved analytical models and tools. The overall increase in the size of payments from the legal channel was influenced by improvements in our in-house dialing and lettering strategies offset in part by negative trends in our ability to garnish assets.

The following table categorizes our purchased receivables portfolios acquired since January 1, 2001 by major asset type:

($ and accounts in thousands) Asset Type	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
General Purpose Credit Cards	$23,269,527	52.1%	9,083	26.4%
Private Label Credit Cards	6,905,432	15.5	8,614	25.0
Telecommunications/Utility/Gas	3,156,680	7.1	7,998	23.3
Healthcare	2,465,023	5.5	4,101	11.9
Installment Loans	2,262,914	5.1	388	1.1
Health Club	1,440,887	3.2	1,141	3.3
Auto Deficiency	1,040,022	2.3	183	0.5
Other (2)	4,132,750	9.2	2,925	8.5

Total	$44,673,235	100.0%	34,433	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Other”.
(2)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order.

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

The following table categorizes our purchased receivables portfolios acquired since January 1, 2001 by major account type:

($ and accounts in thousands) Delinquency Stage	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
Fresh	$2,970,104	6.7%	1,610	4.7%
Primary	5,603,052	12.5	5,056	14.7
Secondary	11,971,145	26.8	9,109	26.4
Tertiary	24,128,934	54.0	18,658	54.2

Total	$44,673,235	100.0%	34,433	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Tertiary”.

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

($ and accounts in thousands) Geographic Location	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
Texas (2)	$6,096,713	13.6%	5,446	15.8%
California	5,706,478	12.8	3,999	11.6
Florida (2)	4,621,009	10.3	2,590	7.5
New York	2,734,236	6.1	1,517	4.4
Michigan (2)	2,232,342	5.0	2,567	7.4
Ohio (2)	1,874,036	4.2	2,336	6.8
Illinois (2)	1,755,536	3.9	1,786	5.2
Pennsylvania	1,596,634	3.6	1,076	3.1
New Jersey (2)	1,502,328	3.4	1,211	3.5
North Carolina	1,343,819	3.0	814	2.4
Georgia	1,273,421	2.9	948	2.8
Arizona (2)	924,532	2.1	649	1.9
Other (3)	13,012,151	29.1	9,494	27.6

Total	$44,673,235	100.0%	34,433	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.
(2)	Legal or non-legal collection site(s) located in this state.
(3)	Each state included in “Other” represents less than 2.0% of the face value of total charged-off receivables.

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

Borrowings

We maintain an amended credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 (the “Credit Agreement”). Under the terms of the Credit Agreement, we have a five-year $100.0 million revolving credit facility which expires in June 2012 (the “Revolving Credit Facility”), which may be limited by financial covenants, and a six-year $150.0 million term loan facility which expires in June 2013 (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 200 to 250 basis points over the bank’s prime rate depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month London Inter Bank Offer Rate (“LIBOR”) contracts at rates between 300 to 350 basis points over the respective LIBOR rates, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Credit Agreement is secured by a first priority lien on substantially all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of June 30, 2011 were:

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

The financial covenants restrict our ability to borrow against the Revolving Credit Facility. At June 30, 2011, total available borrowings on our Revolving Credit Facility were $61.5 million, however, our capacity to borrow under the terms of the financial covenants was limited to $58.1 million. The limitation is based on the Leverage Ratio, our most restrictive covenant at June 30, 2011. Our borrowing capacity will be reduced under this ratio if we experience declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings.

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

We had $171.1 million and $157.3 million of borrowings outstanding on our Credit Facilities at June 30, 2011 and December 31, 2010, respectively, of which $132.6 million and $133.4 million was outstanding on the Term Loan Facility and $38.5 million and $23.9 million was outstanding on the Revolving Credit Facility. The Term Loan Facility requires quarterly repayments totaling $1.5 million annually until expiration. The increase in total outstanding borrowings in 2011 was a result of the increased investments in purchased receivables portfolios and timing of payment of operating expenses.

In April 2011, we announced that we had engaged JPMorgan Securities to arrange funding of new senior secured credit facilities to replace our existing Credit Facilities. In May 2011, we decided to delay our pursuit of new credit facilities as we demonstrated continued improved operating performance. We expect to complete a refinancing transaction prior to the expiration of the Revolving Credit Facility in June 2012. We incurred deferred financing costs related to pursuing the new credit facilities of $0.3 million during the three months ended June 30, 2011.

We were in compliance with all covenants of the Credit Agreement as of June 30, 2011.

Cash Flows

The majority of our cash flow requirements are for purchases of receivables and payment of operating expenses. Historically, these items have been funded with internal cash flow and with borrowings against our Revolving Credit Facility. For the six months ended June 30, 2011, we invested $95.6 million in purchased receivables, net of buybacks, which was $15.9 million higher than the same period of 2010. These purchases were primarily funded by higher collections and higher net borrowings on our revolving credit facility. Our cash balance has increased from $5.6 million at December 31, 2010 to $7.3 million as of June 30, 2011.

Our operating activities provided cash of $7.4 million and $2.5 million for the six months ended June 30, 2011 and 2010, respectively. Cash provided by operating activities for these periods was generated primarily from operating income earned through cash collections as adjusted for non-cash items and the timing of payments of income taxes, accounts payable and accrued liabilities. Cash provided by operations was negatively impacted in the first half of 2011 by the funding of a contract settlement fee accrued at December 31, 2010. We rely on cash generated from our operating activities and from the principal collected on our purchased receivables, included as a component of investing activities, to allow us to fund operations and re-invest in purchased receivables.

Investing activities used cash of $19.2 million and $8.1 million for the six months ended June 30, 2011 and 2010, respectively. The change in investing cash flows was primarily the result of a $15.9 million increase in investment in purchased receivable portfolios during the first half of 2011 compared to the same period of 2010. This increase was offset in part by higher principal collected on purchased receivables, which is a function of higher cash collections. We believe that we have sufficient capacity in our Credit Facilities when combined with anticipated cash flows from operations to fund investment in purchased receivables at or above historical levels.

Financing activities provided cash of $13.5 million and $6.5 million for the six months ended June 30, 2011 and 2010, respectively. The increase in cash provided by financing activities in 2011 was driven by an increase in net borrowings on our credit facilities, which were $6.5 million higher in the first half of 2011. Cash provided by financing activities will increase in future periods to the extent we use net borrowings to fund purchases of paper or operations.

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

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance for the following reasons:

•

Adjusted EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest income, taxes, depreciation and amortization including purchased receivables amortization, and share- based compensation, which can vary substantially from company to company depending upon accounting methods and the book value of assets, capital structure and the method by which assets were acquired; and

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

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$3,658,842	$774,457	$4,744,405	$1,130,974
Adjustments:
Income tax expense	2,867,105	509,408	3,612,570	740,890
Interest expense, net	2,640,391	2,888,306	5,300,360	5,515,689
Depreciation and amortization	999,863	1,146,329	2,050,515	2,308,711
Share-based compensation	477,733	479,435	783,660	698,444
Gain (loss) on sale of assets, net	5,893	(102,483)	5,893	(319,305)
Purchased receivables amortization	34,747,104	33,587,199	75,994,329	71,715,983
FTC related charges	178,688	219,137	242,927	219,137

Adjusted EBITDA	$45,575,619	$39,501,788	$92,734,659	$82,010,523

Collections and operating expenses, net of the adjustment items, are the primary drivers of Adjusted EBITDA. During the second quarter of 2011, Adjusted EBITDA was $6.1 million higher than the same period of 2010. This increase was a result of an increase in cash collections of $5.0 million combined with a decrease in applicable operating expenses of $1.1 million. During the first half of 2011, Adjusted EBITDA was $10.7 million higher than in the same period of 2010. This increase was a result of an increase in cash collections of $7.0 million combined with a decrease in applicable operating expenses of $3.7 million.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of June 30, 2011:

	Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter
Operating lease obligations	$2,256,879	$4,241,368	$4,242,985	$4,261,212	$3,857,759	$1,555,114
Capital lease obligations	47,012	112,828	23,242	—	—	—
Purchase obligations	1,747,382	2,306,947	1,656,947	792,972	738,972	181,483
Forward flow obligations (1)	10,376,100	1,072,500	—	—	—	—
Revolving credit (2)	—	38,500,000	—	—	—	—
Term loan (3)	750,000	1,500,000	130,359,956	—	—	—
Contractual interest on derivative instruments	946,267	946,267	—	—	—	—

Total (4)	$16,123,640	$48,679,910	$136,283,130	$5,054,184	$4,596,731	$1,736,597

(1)	We have eight forward flow contracts that have terms beyond June 30, 2011 with the last contract expiring in March 2012.
(2)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is not included within the amount outstanding as of June 30, 2011.
(3)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in June 2013. The variable interest is not included within the amount outstanding as of June 30, 2011.
(4)	We have a liability of $1.1 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of the payment cannot be reliably estimated.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

We generally account for our revenues from collections on purchased receivables by using the Interest Method in accordance with U.S. GAAP, which requires making reasonable estimates of the timing and amount of future cash collections. Application of the Interest Method requires the use of estimates, primarily estimated remaining collections, to calculate a projected IRR for each pool. These estimates are based on historical cash collections, anticipated work effort and payer dynamics. If future cash collections are materially different in amount or timing from the remaining collections estimate, earnings could be affected, either positively or negatively. The estimates of remaining collections are sensitive to the inputs used and the performance of each pool. Performance is dependent on macro-economic factors and the specific demographic makeup of the debtors in the pool. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact on impairments, impairment reversals or increases in yields and revenues. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and may result in impairment of receivables balances. Impairments of purchased receivables put pressure on the financial covenants in our Credit Facilities.

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

The estimate of fair value of our goodwill is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. We base assumptions about future cash flows and growth rates on our budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. At the time of the most recent annual goodwill impairment test, November 1, 2010, market capitalization was substantially higher than book value and goodwill was considered not to be impaired.

Because market capitalization was less than book value for a sustained period during the three months ended June 30, 2011, we are performing an interim step one analysis, and if necessary, a step two analysis, to determine the amount of non-cash goodwill impairment, if any. To date there has been no indication that book value exceeds fair value of the reporting unit, which would lead to the second step of the goodwill impairment test; however, the analysis is not complete. We expect to complete this analysis during the third quarter of 2011. The non-cash goodwill impairment charge, if any, that might result from this evaluation would not impact the Company’s cash flows or debt covenants. Total goodwill at June 30, 2011 was $14.3 million. If the results of the analysis indicates an impairment is required, it will be reflected in the third quarter of 2011 financial statements.

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

Recently Issued Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies” of the accompanying consolidated financial statements for further information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. Accordingly, we may periodically enter into interest rate swap agreements for non-trading purposes to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities were $171.1 million and $157.3 million as of June 30, 2011 and December 31, 2010, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125.0 million. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25.0 million. The outstanding unhedged borrowings on our Credit Facilities were $121.1 million as of June 30, 2011. Interest rates on unhedged borrowings may be based on the prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates on the unhedged borrowings, interest expense would have increased approximately $1.1 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As previously reported, the FTC commenced an investigation into our debt collection practices under the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Federal Trade Commission Act. The Company and its counsel continue to seek to resolve this matter. We do not believe that the resolution of this matter will have a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Company’s Repurchases of Its Common Stock

The following table provides information about the Company’s common stock repurchases during the second quarter of 2011:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	—

May (1)	5,446	4.23	—	—
June	—	—	—	—

Total	5,446	$4.23	—	—

(1)	The shares were withheld for tax obligations in connection with the vesting of restricted share units. The shares were withheld at the fair market value on the vesting date of the restricted share units.

We did not sell any equity securities during the second quarter of 2011 that were not registered under the Securities Act.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2011.

ASSET ACCEPTANCE CAPITAL CORP.

Date: July 29, 2011	By:	/s/ RION B. NEEDS
Rion B. Needs
President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2011	By:	/s/ REID E. SIMPSON
Reid E. Simpson
Senior Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)