Form 10-Q
period 2011-09-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2011-11-02
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 20, 2011, 30,684,552 shares of the registrant’s common stock were outstanding.

ASSET ACCEPTANCE CAPITAL CORP.

Quarterly Report on Form 10-Q

		Page
	PART I – Financial Information
Item 1.	Financial Statements (unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	47
	PART II – Other Information
Item 1.	Legal Proceedings	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 6.	Exhibits	48

Signatures		49
Exhibits:	31.1 Rule 13a-14(a) Certification of Chief Executive Officer
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash	$7,813,332	$5,635,503
Purchased receivables, net	348,086,909	321,318,255
Income taxes receivable	351,350	3,760,731
Property and equipment, net	12,394,080	13,055,723
Goodwill	14,323,071	14,323,071
Other assets	5,741,177	5,680,237

Total assets	$388,709,919	$363,773,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$2,844,040	$2,958,214
Accrued liabilities	18,040,444	25,178,707
Income taxes payable	1,067,336	1,407,794
Notes payable	173,634,956	157,259,956
Capital lease obligations	137,232	202,479
Deferred tax liability, net	59,261,199	52,863,654

Total liabilities	254,985,207	239,870,804

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares – 33,334,281 and 33,248,915 at September 30, 2011 and December 31, 2010, respectively	333,343	332,489
Additional paid in capital	150,510,589	149,438,202
Retained earnings	24,953,092	17,138,085
Accumulated other comprehensive loss, net of tax	(640,057)	(1,680,370)
Common stock in treasury; at cost, 2,649,729 and 2,627,339 shares at September 30, 2011 and December 31, 2010, respectively	(41,432,255)	(41,325,690)

Total stockholders’ equity	133,724,712	123,902,716

Total liabilities and stockholders’ equity	$388,709,919	$363,773,520

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Purchased receivable revenues, net	$56,294,567	$47,323,277	$160,756,730	$149,036,697
Gain on sale of purchased receivables	—	532,694	—	857,542
Other revenues, net	318,965	611,847	943,210	1,043,094

Total revenues	56,613,532	48,467,818	161,699,940	150,937,333

Expenses
Salaries and benefits	16,943,855	18,452,516	51,702,960	56,618,137
Collections expense	26,089,521	23,278,032	73,828,877	70,543,422
Occupancy	1,465,568	1,722,573	4,302,259	5,171,854
Administrative	3,155,217	2,113,567	7,190,614	6,056,546
Restructuring charges	—	1,255,759	—	1,255,759
Depreciation and amortization	944,118	1,168,685	2,994,633	3,477,396
(Gain) loss on disposal of equipment and other assets	(92,075)	(1,021)	(86,182)	4,522

Total operating expenses	48,506,204	47,990,111	139,933,161	143,127,636

Income from operations	8,107,328	477,707	21,766,779	7,809,697
Other income (expense)
Interest expense	(2,631,787)	(2,997,391)	(7,932,278)	(8,514,493)
Interest income	152	60	283	1,473
Other	476	14,862	(1,640)	70,425

Income (loss) before income taxes	5,476,169	(2,504,762)	13,833,144	(632,898)
Income tax expense (benefit)	2,405,567	(6,751,024)	6,018,137	(6,010,134)

Net income	$3,070,602	$4,246,262	$7,815,007	$5,377,236

Weighted-average number of shares:
Basic	30,781,016	30,703,735	30,752,965	30,685,659
Diluted	30,843,313	30,741,207	30,834,889	30,753,953
Earnings per common share outstanding:
Basic	$0.10	$0.14	$0.25	$0.18
Diluted	$0.10	$0.14	$0.25	$0.17

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$7,815,007	$5,377,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,994,633	3,477,396
Amortization of deferred financing costs	1,062,123	931,396
Deferred income taxes	5,783,570	(2,645,451)
Share-based compensation expense	1,073,241	972,500
Net reversal of purchased receivables impairments	(3,651,900)	(1,618,489)
Non-cash revenue	(129)	(10,990)
(Gain) loss on disposal of equipment and other assets	(86,182)	57,946
Gain on sale of purchased receivables	—	(857,542)
Impairment of assets	—	812,400
Changes in assets and liabilities:
(Increase) decrease in other assets	(862,185)	37,367
(Decrease) increase in accounts payable and other accrued liabilities	(5,452,798)	586,919
Increase (decrease) in income taxes payable, net	3,068,923	(3,490,089)

Net cash provided by operating activities	11,744,303	3,630,599

Cash flows from investing activities
Investment in purchased receivables, net of buybacks	(133,906,306)	(120,871,744)
Principal collected on purchased receivables	110,789,681	104,883,111
Proceeds from sale of purchased receivables	—	1,375,736
Purchase of property and equipment	(2,491,159)	(1,956,267)
Payments made for asset acquisition	—	(793,750)
Proceeds from sale of property and equipment	99,000	5,255

Net cash used in investing activities	(25,508,784)	(17,357,659)

Cash flows from financing activities
Borrowings under notes payable	113,200,000	98,300,000
Repayments of notes payable	(96,825,000)	(83,387,558)
Payment of deferred financing costs	(260,878)	(775,808)
Payments on capital lease obligations	(65,247)	(55,706)
Purchase of treasury shares	(106,565)	(48,519)

Net cash provided by financing activities	15,942,310	14,032,409

Net increase in cash	2,177,829	305,349
Cash at beginning of period	5,635,503	4,935,248

Cash at end of period	$7,813,332	$5,240,597

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$6,909,686	$7,844,446
Net cash (received) paid for income taxes	(2,817,694)	125,406
Non-cash investing and financing activities:
Change in fair value of interest rate swap liability	1,654,289	1,303,522
Change in unrealized loss on cash flow hedge, net of tax	(1,040,313)	(765,187)
Change in purchased receivable obligations	—	(2,399,832)

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2011 and its results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. All adjustments were of a normal recurring nature. The operations of the Company for the three and nine months ended September 30, 2011 and 2010 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Reporting Entity

The accompanying consolidated financial statements include the accounts of Asset Acceptance Capital Corp. (“AACC”) and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company currently has three operating segments, one for purchased receivables, one for finance contract receivables and one for licensed software. The finance contract receivables and licensed software operating segments are not material and therefore are not disclosed separately from the purchased receivables segment.

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

Accrued Liabilities

The details of accrued liabilities were as follows:

	September 30, 2011	December 31, 2010
Accrued general and administrative expenses (1)	$6,843,971	$4,849,348
Accrued payroll, benefits and bonuses	6,581,419	6,007,874
Deferred rent	2,474,945	2,738,363
Fair value of derivative instruments	1,126,860	2,781,149
Accrued interest expense	328,160	367,974
Accrued restructuring charges (2)	335,157	2,594,245
Deferred revenue	218,116	287,127
Accrued contract termination costs (3)	—	5,280,000
Other accrued expenses	131,816	272,627

Total accrued liabilities	$18,040,444	$25,178,707

(1)	Included $2,500,000 and $1,250,000 related to a litigation contingency as of September 30, 2011 and December 31, 2010, respectively. See Note 7, “Contingencies” for more information.
(2)	Restructuring charges are related to costs associated with closing the Chicago, Illinois, Brooklyn Heights (“Cleveland”), Ohio and Deerfield Beach, Florida collection offices in 2010; refer to Note 9, “Restructuring Charges” for additional information.
(3)	The Company terminated a relationship with a third party service provider that resulted in a $5,280,000 accrual for reimbursement of court costs at December 31, 2010, which was paid in January 2011.

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

Concentrations of Risk

For the three and nine months ended September 30, 2011, the Company invested 58.1% and 57.9% (net of buybacks), respectively, in purchased receivables from its top three sellers. For the three and nine months ended September 30, 2010, the Company invested 82.7% and 71.4% (net of buybacks through September 30, 2011), respectively, in purchased receivables from its top three sellers. One seller was included in the top three in both of the three and nine month periods.

Seasonality

Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. However, revenues remain relatively level, excluding the impact of impairments or impairment reversals, due to the application of the Interest Method of revenue recognition. In addition, the Company’s operating results may be affected by the timing of purchases of charged-off consumer receivables due to the costs associated with initiating collection activities. Consequently, income and margins may fluctuate from quarter to quarter.

Collections by Third Parties

The Company regularly utilizes unaffiliated domestic and international third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected, or for a fixed fee. The Company generally receives these collection proceeds net of collection fees; however, records collections on a gross basis. Fees paid to third parties, and the reimbursement of certain legal and other costs, are recorded as a component of collections expense. The percent of gross cash collections by third parties was 45.6% and 37.7% for the three months ended September 30, 2011 and 2010, respectively, and 42.6% and 34.9% for the nine months ended September 30, 2011 and 2010, respectively.

Interest Expense

Interest expense includes interest on the Company’s credit facilities, unused facility fees, the ineffective portion of the change in fair value of the Company’s derivative financial instruments (refer to Note 5, “Derivative Financial Instruments and Risk Management”), interest payments made on the interest rate swap and amortization of deferred financing costs. Interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense	$2,277,748	$2,643,350	$6,870,155	$7,583,097
Amortization of deferred financing costs	354,039	354,041	1,062,123	931,396

Total interest expense	$2,631,787	$2,997,391	$7,932,278	$8,514,493

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

Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding. The following table provides a reconciliation between basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic weighted-average shares outstanding	30,781,016	30,703,735	30,752,965	30,685,659
Dilutive weighted-average shares (1)	62,297	37,472	81,924	68,294

Diluted weighted-average shares outstanding	30,843,313	30,741,207	30,834,889	30,753,953

(1)	Includes the dilutive effect of outstanding stock options, deferred stock units and restricted shares (collectively the “Share-Based Awards”). Share-Based Awards that are contingent upon the attainment of performance goals are not included in dilutive weighted-average shares until the performance goals are achieved.

There were 1,128,569 and 1,095,130 outstanding Share-Based Awards that were not included within the dilutive weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s common stock at September 30, 2011 and 2010, respectively, and therefore were considered anti-dilutive.

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

A summary of accumulated other comprehensive loss, net of tax was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Opening balance	$(1,034,532)	$(2,321,921)	$(1,680,370)	$(2,955,451)
Change in unrealized loss on cash flow hedge	394,475	131,657	1,040,313	765,187

Ending balance	$(640,057)	$(2,190,264)	$(640,057)	$(2,190,264)

Fair Value of Financial Instruments

The fair value of financial instruments is estimated using available market information and other valuation methods. Refer to Note 8, “Fair Value” for more information.

Recently Issued Accounting Pronouncements

The following accounting pronouncements have been issued and are effective for the Company in or after fiscal year 2011.

In September 2011, the FASB issued guidance which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Collections on each static pool are allocated to revenue and principal reduction based on an internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics and future work efforts. These estimates are influenced by both internal and external factors. Internal factors that may have an impact on estimated future cash flows include (a) revisions to initial and post-acquisition recovery scoring and modeling estimates, (b) collection strategies, (c) the components of a pool, including paper type and date since charge-off, and (d) changes in productivity related to turnover and tenure of the Company’s collection staff. External factors that may have an impact on estimated future cash flows include (a) overall market pricing for new purchases, (b) new laws or regulations relating to collection efforts or new interpretations of existing laws or regulations, and (c) the overall condition of the economy. The actual life of each pool may vary, but will generally range between 36 and 84 months depending on the expected collection period that can reasonably be predicted. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool. Monthly cash flows lower than revenue recognized will increase the carrying value of each static pool, absent the impact of impairments.

Future estimated cash collections for each static pool are reviewed at least quarterly and compared to historical trends and operational data to determine whether the static pool is performing as expected. If current cash flow estimates are greater than the original estimate, the IRR may be increased prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If current cash flow estimates are less than the original estimate, and the Company believes those estimates will not increase in future periods, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase in periods subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to increasing the IRR.

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

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had an IRR assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of September 30, 2011, the Company had seven unamortized pools on the cost recovery method with an aggregate carrying value of $259,762 or about 0.1% of the total carrying value of all purchased receivables. As of December 31, 2010, the Company had 14 unamortized pools on the cost recovery method with an aggregate carrying value of $962,461 or about 0.3% of the total carrying value of all purchased receivables.

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

Changes in purchased receivables portfolios were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$340,935,454	$325,380,271	$321,318,255	$319,772,006
Investment in purchased receivables, net of buybacks	38,294,778	41,147,638	133,906,306	118,471,912
Cost of sale of purchased receivables sold	—	(518,168)	—	(518,194)
Cash collections	(87,437,890)	(78,860,926)	(267,894,382)	(252,290,329)
Purchased receivable revenues, net	56,294,567	47,323,277	160,756,730	149,036,697

Ending balance	$348,086,909	$334,472,092	$348,086,909	$334,472,092

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash collections and the total contractual obligation outstanding, or face value, of purchased receivables. Changes in accretable yield were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance (1)	$459,858,029	$476,393,073	$427,464,854	$466,199,721
Revenue recognized on purchased receivables, net	(56,294,567)	(47,323,277)	(160,756,730)	(149,036,697)
Additions due to purchases	38,370,211	45,672,943	163,223,278	131,943,037
Reclassifications from (to) nonaccretable yield	20,468,205	(18,026,345)	32,470,476	7,610,333

Ending balance (1)	$462,401,878	$456,716,394	$462,401,878	$456,716,394

(1)	Accretable yields are a function of estimated remaining cash collections. Refer to Forward-Looking Statements on page 22 and Critical Accounting Policies on page 45 for further information regarding these estimates.

Cash collections include collections from fully amortized pools of which 100% of the collections were reported as revenue. Components of cash collections from fully amortized pools were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fully amortized before the end of their expected life	$2,499,752	$1,807,834	$8,718,064	$8,765,086
Fully amortized after the end of their expected life	7,759,421	7,032,236	23,885,174	21,806,022
Accounted under the cost recovery method	2,368,005	1,735,320	6,277,913	8,758,772

Total cash collections from fully amortized pools	$12,627,178	$10,575,390	$38,881,151	$39,329,880

Changes in purchased receivables portfolios under the cost recovery method were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$278,780	$1,118,049	$962,461	$2,271,595
Addition of portfolios	306,587	110,919	1,145,543	239,629
Buybacks, impairments and resale adjustments	(213)	(519,803)	(446)	(528,228)
Cash collections until fully amortized	(325,392)	(255,855)	(1,847,796)	(1,529,686)

Ending balance	$259,762	$453,310	$259,762	$453,310

During the three and nine months ended September 30, 2011, the Company recorded net impairment reversals of purchased receivables of $2,733,100 and $3,651,900, respectively. During the three and nine months ended September 30, 2010, the Company recorded net impairment reversals of $653,458 and $1,618,489, respectively. Impairment reversals increase revenue and the carrying value of purchased receivables in the period recorded.

Changes in the purchased receivables valuation allowance were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$71,753,600	$96,494,500	$87,323,300	$104,416,455
Impairments	—	240,042	2,838,900	623,911
Reversal of impairments	(2,733,100)	(893,500)	(6,490,800)	(2,242,400)
Deductions (1)	(6,314,900)	(3,718,842)	(20,965,800)	(10,675,766)

Ending balance	$62,705,600	$92,122,200	$62,705,600	$92,122,200

(1)	Deductions represent historical impairments of purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

4. Notes Payable

The Company’s amended credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, originated on June 5, 2007 (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company has a five-year $100,000,000 revolving credit facility which expires in June 2012 (the “Revolving Credit Facility”) and a six-year $150,000,000 term loan facility which expires in June 2013 (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 200 to 250 basis points over the bank’s prime rate depending upon the Company’s liquidity, as defined in the Credit Agreement. Alternately, at the Company’s discretion, the Company may borrow by entering into one, two, three, six or twelve-month contracts based on the London Inter Bank Offer Rate (“LIBOR”) at rates between 300 to 350 basis points over the respective LIBOR, depending on the Company’s liquidity. The Company’s Revolving Credit Facility includes an accordion loan feature that allows it to request a $25,000,000 increase as well as sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans. The Credit Agreement is secured by a first priority lien on substantially all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which, as of September 30, 2011 were:

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

The Company had $173,634,956 and $157,259,956 of borrowings outstanding on its Credit Facilities as of September 30, 2011 and December 31, 2010, respectively, of which $132,234,956 and $133,359,956 was outstanding on the Term Loan Facility, respectively, and $41,400,000 and $23,900,000 was outstanding on the Revolving Credit Facility, respectively. The Term Loan Facility requires quarterly repayments totaling $1,500,000 annually until March 2013 with the remaining balance due in June 2013.

In April 2011, the Company announced that it had engaged JPMorgan Securities to arrange funding of new senior secured credit facilities to replace its existing Credit Facilities. In May 2011, the Company decided to delay its pursuit of new credit facilities as it demonstrated continued improved operating performance. The Company expects to complete a refinancing transaction prior to the expiration of the Revolving Credit Facility in June 2012. During the three and nine months ended September 30, 2011, the Company incurred deferred financing costs related to pursuing the new credit facilities of $2,355 and $260,878, respectively. In May 2010, the Company entered into a Third Amendment to the Credit Agreement for which the Company incurred deferred financing costs of $775,808.

The Company was in compliance with all covenants of the Credit Agreement as of September 30, 2011.

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

Derivative Financial Instruments

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25,000,000. As of September 30, 2011, the notional amount was $25,000,000. This swap agreement expires on September 13, 2012.

During September 2011, the Company acquired an interest rate cap, expiring in November 2011, to mitigate the risk on the remaining amount of the principal required to be covered under the terms of the Credit Agreement. The fair value of the interest rate cap was not material at September 30, 2011.

The interest rate swap is designated and qualifies as a cash flow hedge. The effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) in the accompanying consolidated financial statements. The effective portion is recognized in income as interest expense in the period in which the related hedged cash flow is recorded in interest expense. To the extent the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative is recorded in interest expense in the period incurred. Derivatives that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as throughout the hedging period.

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

As of September 30, 2011, the Company did not have any fair value hedges.

The following table summarizes the fair value of derivative instruments:

	September 30, 2011		December 31, 2010
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Accrued liabilities	$1,126,860	Accrued liabilities	$2,781,149

Total derivatives designated as hedging instruments		$1,126,860		$2,781,149

The following tables summarize the impact of derivatives designated as hedging instruments:

Derivative	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Interest rate swap	$69,528	$(340,468)	Interest expense	$(544,663)	$(800,487)	Interest Expense	$(6,821)	$948

Total	$69,528	$(340,468)	Total	$(544,663)	$(800,487)	Total	$(6,821)	$948

Derivative	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Interest rate swap	$(60,359)	$(1,259,606)	Interest expense	$(1,714,648)	$(2,563,128)	Interest Expense	$(6,694)	$2,186

Total	$(60,359)	$(1,259,606)	Total	$(1,714,648)	$(2,563,128)	Total	$(6,694)	$2,186

6. Share-Based Compensation

The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes the use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company reserved 3,700,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan of which 1,932,016 shares remain available to be granted as of September 30, 2011. The purpose of the plan is (i) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (ii) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

Based on historical experience, the Company uses an annual forfeiture rate of 15% for associate grants. Grants made to non-associate directors vest immediately and, therefore, have no associated forfeitures.

Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation expense	$289,581	$274,056	$1,073,241	$972,500
Income tax benefits	127,849	102,831	466,860	379,275

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

The following table summarizes the assumptions used to determine the fair value of stock options granted:

Options issue year:	2011	2010
Expected volatility	59.90-63.99%	57.20-59.90%
Expected dividends	0.00%	0.00%
Expected term	4 Years	4 Years
Risk-free rate	1.89-2.25%	2.20-2.42%

As of September 30, 2011, the Company had options outstanding for 1,139,438 shares of its common stock under the Stock Incentive Plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. The options granted to key associates generally vest between one and five years from the grant date whereas the options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the vesting period.

The related compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Salaries and benefits (1)	$80,742	$100,953	$293,835	$298,856
Administrative expenses (2)	—	—	79,232	147,297

Total	$80,742	$100,953	$373,067	$446,153

(1)	Salaries and benefits include amounts for associates.
(2)	Administrative expenses include amounts for non-associate directors.

The following table summarizes all stock option transactions from January 1, 2011 through September 30, 2011:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Beginning balance	1,012,063	$11.09
Granted	137,500	5.18
Forfeited or expired	(10,125)	9.28

Outstanding at September 30, 2011	1,139,438	10.39	5.24	$—

Exercisable at September 30, 2011	867,340	$12.02	5.15	$—

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2011 and 2010 was $2.49 and $3.17, respectively.

As of September 30, 2011, there was $659,754 of total unrecognized compensation expense related to nonvested stock options granted under the Stock Incentive Plan, which includes $596,577 for options expected to vest and $63,177 for options not expected to vest. Unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 2.06 years.

Deferred Stock Units

As of September 30, 2011, the Company had granted 71,079 deferred stock units (“DSUs”) to non-associate directors under the Company’s Stock Incentive Plan. DSUs represent the Company’s obligation to deliver one share of common stock for each unit at a later date elected by the holder, such as when his or her board service ends. DSUs vest immediately upon grant and are not subject to forfeiture. DSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional DSUs. The value of each DSU is equal to the market price of the Company’s stock at the date of grant.

The fair value of the DSUs granted is expensed immediately to correspond with the vesting schedule, and is included in “Administrative expenses” in the accompanying consolidated statements of operations. The related expense for the three months ended September 30, 2011 and 2010 was $18,744 and $24,994, respectively. The related expense for the nine months ended September 30, 2011 and 2010 was $62,494 and $74,983, respectively.

The following table summarizes all DSU related transactions from January 1, 2011 through September 30, 2011:

	DSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	58,437	$7.41
Granted	12,642	4.98
Shares issued	(9,507)	5.92

Ending balance	61,572	$7.13

There was no unrecognized compensation expense for nonvested DSUs as of September 30, 2011.

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

RSUs granted to associates generally vest over two to four years, based on service or performance conditions. RSUs granted to non-associate directors generally vest when the non-associate director terminates board service. At September 30, 2011, 45,557 of the RSUs granted to associates will vest contingent on the attainment of performance conditions. When RSUs vest, participants have the option of selling a portion of vested shares to the Company in order to cover payroll tax obligations. The Company expects to repurchase approximately 23,000 shares for RSUs that are expected to vest during the next twelve months.

The fair value of RSUs granted to associates is expensed on a straight-line basis over the vesting period based on the number of RSUs expected to vest. The fair value of RSUs granted to non-associate directors is expensed immediately. For RSUs with performance conditions, if those conditions are not expected to be met, the compensation expense previously recognized is reversed.

Compensation expense for RSUs, net of reversals, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Salaries and benefits (1)	$190,095	$148,110	$584,586	$348,144
Administrative expenses (2)	—	—	53,094	103,221

Total	$190,095	$148,110	$637,680	$451,365

(1)	Salaries and benefits include amounts for associates.
(2)	Administrative expenses include amounts for non-associate directors.

The Company issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions from January 1, 2011 through September 30, 2011:

	Nonvested RSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	238,762	$7.52
Granted	239,913	5.51
Vested and issued	(75,859)	7.67
Forfeited	(65,526)	8.87

Ending balance	337,290	$5.80

As of September 30, 2011, there was $1,163,213 of total unrecognized compensation expense related to nonvested RSUs, which includes $1,012,234 for RSUs expected to vest and $150,979 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.81 years.

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

As previously reported, the Federal Trade Commission (“FTC”) commenced an investigation into the Company’s debt collection practices under the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Federal Trade Commission Act. The Company and its counsel continue to seek to resolve the matter and the Company believes it is nearing a final resolution. Although no assurances can be given as to the timing or terms of a final resolution, the Company believes it would include a consent decree that will, among other things, require additional disclosures to consumers and a monetary penalty. At September 30, 2011, the Company had an accrual of $2,500,000, which represented the best estimate of the amount of loss associated with the matter. The amount of the accrual was increased from $1,250,000 during the three months ended September 30, 2011. The final amount the Company may pay to resolve the matter could be more than the amount accrued.

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

Disclosure of the estimated fair value of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

		Fair Value Measurements at Reporting Date Using
	Total Recorded Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$1,126,860	—	$1,126,860	—

The fair value of the interest rate swap represents the amount the Company would pay to terminate or otherwise settle the contract at the financial position date, taking into consideration current unearned gains and losses. The fair value was determined using a market approach, and is based on the three-month LIBOR curve for the remaining term of the swap agreement.

There were no transfers between the levels of valuation during the three and nine months ended September 30, 2011. The Company’s policy for recording transfers between levels is to reflect those transfers at the end of the reporting period. Refer to Note 5, “Derivative Financial Instruments and Risk Management”, for additional information about the fair value of the interest rate swap.

Goodwill

Goodwill is assessed annually for impairment using fair value measurement techniques. Goodwill impairment, if applicable, is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the book value. If the book value of the reporting unit’s goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if it had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Events that could, in the future, result in impairment include, but are not limited to, sharply declining cash collections or a significant negative shift in the risk inherent in the reporting unit.

The estimate of fair value of the Company’s goodwill is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash collections, revenues, cash flows, growth rates and discount rates. The Company bases these assumptions on its budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit.

At the time of the most recent annual goodwill impairment test, November 1, 2010, market capitalization was substantially higher than book value and goodwill was not considered impaired. However, because market capitalization was less than book value during certain extended periods throughout 2011, the Company performed an interim step one analysis to further assess the fair value of goodwill of the Company’s single reporting unit. The Company prepared a discounted cash flow analysis, which resulted in fair value in excess of book value. The Company also prepared a market analysis to substantiate the value derived from the discounted cash flow analysis, which also resulted in fair value in excess of book value. The results of the fair value calculations indicate goodwill was not impaired. In addition, the Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the market valuation and book value. The Company performed a calculation of an implied control premium of the business, which supported the difference between the market valuation and book value. Based on the fair value calculations and the control premium reconciliation, the Company believes there was no impairment of Goodwill at September 30, 2011.

The following disclosures pertain to the fair value of certain assets and liabilities, which are not measured at fair value in the accompanying consolidated financial statements.

Purchased Receivables

The Company’s purchased receivables had carrying values of $348,086,909 and $321,318,255 at September 30, 2011 and December 31, 2010, respectively. The Company computes the fair value of purchased receivables by discounting total estimated future cash flows generated by its forecasting model using a weighted-average cost of capital. The fair value of purchased receivables was approximately $400,000,000 and $360,000,000 at September 30, 2011 and December 31, 2010, respectively.

Credit Facilities

The Company’s Credit Facilities had carrying amounts of $173,634,956 and $157,259,956 as of September 30, 2011 and December 31, 2010, respectively. The fair value of the Credit Facilities approximated carrying value at both September 30, 2011 and December 31, 2010, respectively. The Company computed the fair value of its Credit Facilities based on quoted market prices.

9. Restructuring Charges

On July 29, 2010, the Company announced its commitment to no longer purchase and collect healthcare accounts receivable. Subsequently, the Company sold its healthcare accounts to a third party, closed its Deerfield Beach, Florida office and dissolved its Premium Asset Recovery Corporation (“PARC”) subsidiary. In addition, on October 4, 2010 and December 30, 2010, respectively, the Company announced plans to close its call center operations in the Chicago, Illinois and Cleveland, Ohio offices.

During the three months ended September 30, 2010, the Company recorded restructuring charges of $1,255,759. These charges included employee termination benefits, contract termination costs, write-off of furniture and equipment that would no longer be used, impairment of intangible assets and other exit costs. In addition, the Company sold its healthcare receivables for $1,045,050 and recognized a gain on the sale of $526,883 during the three months ended September 30, 2010. The gain on the sale of healthcare receivables is included in “Gain on sale of purchased receivables” in the accompanying consolidated statements of operations. The Company recognized total restructuring charges of $4,224,899 during the year ended December 31, 2010.

The components of restructuring charges were as follows:

Three Months Ended September 30, 2010
Impairment of intangible assets	$812,400
Operating lease charge	186,990
Employee termination benefits	186,057
Write-off of furniture and equipment	53,424
Other exit costs	16,888

Total restructuring charges	$1,255,759

The restructuring liability as of September 30, 2011 was $335,157. The changes in the liability balance during the nine months ended September 30, 2011 were as follows:

	Employee Termination Benefits	Contract Termination Costs	Fixed Assets and Other	Total
Restructuring liability as of January 1, 2011	$1,025,429	$1,145,762	$423,054	$2,594,245
Payments	(912,866)	(1,156,853)	(31,164)	(2,100,883)
Adjustments to furniture and equipment	—	—	(158,205)	(158,205)
Other adjustments	—	11,091	(11,091)	—

Restructuring liability as of September 30, 2011	$112,563	$—	$222,594	$335,157

The restructuring activities are expected to be completed during 2011. There were no restructuring charges during the three and nine months ended September 30, 2011.

10. Income Taxes

The Company recorded income tax expense of $2,405,567 and income tax benefits of $6,751,024 for the three months ended September 30, 2011 and 2010, respectively, and income tax expense of $6,018,137 and income tax benefits of $6,010,134 for the nine months ended September 30, 2011 and 2010, respectively. The 2011 provision for income tax reflects a forecasted annualized effective income tax rate of 43.5%, which varied from the U.S. federal statutory rate due to state income taxes and non-deductible permanent differences, primarily the FTC accrual.

The effective income tax rate for the three and nine months ended September 30, 2010 was positively impacted by the PARC restructuring actions which provided a net income tax benefit of approximately $5,500,000. The benefit was the result of a worthless stock deduction for the investment in PARC and the tax recognition of a write-off of intercompany advances, partially offset by a valuation allowance related to PARC deferred tax assets.

As of September 30, 2011, the Company had a gross unrecognized tax benefit of $1,075,368 that, if recognized, would result in a net tax benefit of approximately $700,000, which would have a positive impact on net income and the effective tax rate. During the three and nine months ended September 30, 2011, there were no material changes to the unrecognized tax benefit. Since January 1, 2009, the Company has accrued interest related to unrecognized tax benefits of approximately $221,000, which has been classified as income tax expense in the accompanying consolidated financial statements.

The federal income tax returns of the Company for the years 2008 through 2010 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The state income tax returns of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years. The Company is currently under examination by the IRS for tax years 2008 through 2010. The Company does not anticipate a significant impact to its tax positions as a result of this examination.

11. Subsequent Event

On November 1, 2011, the Company announced its plan to close its San Antonio, Texas collections office. The Company will incur approximately $700,000 in restructuring charges in conjunction with this action. Those charges include employee termination benefits of approximately $100,000, contract termination costs of approximately $400,000 for the remaining lease payments, net of potential sub-lease, write-off of furniture and equipment of approximately $100,000 and other exit costs of approximately $100,000. The termination benefits, contract termination costs and other exit costs will require the outlay of cash of approximately $600,000, while the write-off of furniture and equipment represents non-cash charges. The actions to close the office are expected to be substantially complete by June 30, 2012. These estimated restructuring charges were not recorded in the accompanying consolidated financial statements as of September 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We have been purchasing and collecting charged-off accounts receivable portfolios (“paper”) from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, telecommunications and utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount. Since January 1, 2001, we purchased 1,270 consumer debt portfolios, with an original charged-off face value of $46.0 billion for an aggregate purchase price of $1.2 billion, or 2.71% of face value, net of buybacks. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits.

Macro-economic factors have impacted our results of operations both positively and negatively in recent years. Factors such as reduced availability of credit for consumers, a depressed housing market, elevated unemployment rates and other factors have had a negative impact on us by making it more difficult to collect from consumers on the paper we have acquired. We have observed recent positive trends in some of these indicators. For example, the nine-month average unemployment rate of 9.0% as of September 30, 2011 is lower than the average unemployment rate for all of 2010 and 2009. Conversely, while the supply of paper increased and prices dropped during 2009 and 2010, we have recently been observing increased competition for available paper and, depending on credit originator, the supply may be decreasing which contributes to higher pricing. These factors are most prevalent on newer stage paper. We expect these trends will continue to fluctuate based on further macro-economic shifts.

Collections for the first nine months of 2011 were significantly higher than the same period of 2010, primarily driven by higher levels of purchasing in 2011 and 2010 as compared to 2009. Collections are typically highest six to 18 months from purchase, therefore, these higher levels of purchasing have contributed to increased collections. Collections were also positively impacted by an increase in collector productivity and improved analytical tools used to create customized collection strategies. As a result, we grew collections for the year and in the current quarter even though we closed three collection offices in 2010 and have not been purchasing or collecting healthcare receivables since the third quarter of 2010.

Purchased receivable revenues for 2011 were also significantly higher than last year. This increase in revenue is primarily related to better collection strategy and analytics, higher average carrying balances of purchased receivables and increases in net impairment reversals, partially offset by a $0.4 million decrease in zero basis collections (collections on fully amortized portfolios) which are accounted for as revenue in the period collected. These fully amortized portfolios are generally at least five years old, and become more difficult to collect as they continue to age. Estimated future collections on most of our amortizing pools continued to improve throughout 2011, which lead us to increase yields on 11 portfolios during the first nine months of 2011 compared to five pools in the same period of 2010, and record net reversals of purchased receivables impairments of $3.7 million compared to $1.6 million during the same period last year.

Operating expenses during 2011 were favorable compared to the same period of 2010, primarily as a result of the actions we took in 2010 to restructure our operations. The following is a summary of the significant actions we took in 2010:

•

Exited the purchase and collection of healthcare receivables – During 2010, we exited the healthcare accounts receivable purchase and collection activities conducted by our former Premium Asset Recovery Corporation (“PARC”) subsidiary and sold substantially all of our healthcare receivables to a third party. Because of the sale, we will forego future collections on these accounts. The historical impact of these collections was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010
Collections from non-healthcare receivables	$87,437.9	$78,799.5	$267,894.4	$248,918.7
Collections from healthcare receivables	—	61.4	—	3,371.6

Total collections	$87,437.9	$78,860.9	$267,894.4	$252,290.3

•

Closed collection offices – In connection with ceasing the purchase and collection of healthcare receivables, we closed our Deerfield Beach office and dissolved our PARC subsidiary. In addition, we closed our Chicago and Cleveland call center collection operations and shifted their inventory of receivables to other collection channels. These office closures significantly reduced our account representative headcount, our call center footprint, removed redundancy and simplified our infrastructure needs.

•

Terminated third party agency relationship – We incurred a charge of $5.3 million resulting from the termination for performance of a relationship with a third party service provider. The charge related to a cash payment to reimburse the third party for court costs incurred on our behalf that they would otherwise have recovered through commissions in subsequent periods.

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

The table below shows the statement of operations impact of the actions taken in the third quarter of 2010 to exit the healthcare accounts receivable purchase and collection activities conducted by PARC, dissolve the PARC subsidiary and close the Deerfield Beach collection office. These actions include a gain on sale of healthcare receivables, restructuring charges and an income tax benefit. The income tax benefit includes a worthless stock deduction for the investment in PARC and the tax recognition of a write-off of intercompany advances, partially offset by a valuation allowance related to PARC deferred tax assets. The gain on sale of receivables and restructuring charges are not considered non-recurring, infrequent or unusual items. However, we believe this information is useful to identify the impact of charges recorded in 2010.

The statement of operations impact of the PARC actions was, as follows:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
($ in millions, except earnings per share)	Statement of Operations	PARC Impact	Adjusted Statement of Operations	Statement of Operations	PARC Impact	Adjusted Statement of Operations
Total revenue (1)	$48.5	$0.5	$48.0	$150.9	$0.5	$150.4
Operating expenses (2)	48.0	1.2	46.8	143.1	1.2	141.9

Income (loss) from operations	0.5	(0.7)	1.2	7.8	(0.7)	8.5
Other expense	(3.0)	—	(3.0)	(8.4)	—	(8.4)

(Loss) income before income taxes	(2.5)	(0.7)	(1.8)	(0.6)	(0.7)	0.1
Income tax benefit	(6.7)	(5.5)	(1.2)	(6.0)	(5.5)	(0.5)

Net income (loss)	$4.2	$4.8	$(0.6)	$5.4	$4.8	$0.6

Fully diluted earnings per share	$0.14	$0.16	$(0.02)	$0.17	$0.16	$0.01

(1)	Impact includes an adjustment for the gain on sale of healthcare receivables.
(2)	Impact includes an adjustment for restructuring charges, including a non-cash impairment of trademark and trade names of $0.8 million.

In November 2011, we announced our plan to close our San Antonio, Texas collections office. We expect to incur approximately $0.7 million in restructuring charges related to this action. Restructuring charges include employee termination costs of approximately $0.1 million, contract termination costs of approximately $0.4 million for the remaining lease payments, net of potential sub-lease, write-off of furniture and equipment of approximately $0.1 million and other exit costs of approximately $0.1 million. The termination benefits, contract termination costs and other exit costs will require the outlay of cash of approximately $0.6 million. The charges related to these actions will be recognized through the second quarter of 2012.

The closing of this office is expected to favorably impact our financial results by approximately $2.5 million annually.

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

•

a decrease in collections if changes in or enforcement of debt collection laws impair our ability to collect, including any unknown ramifications from the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

Results of Operations

The following table sets forth selected consolidated statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated:

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues
Purchased receivable revenues, net	99.4%	97.6%	99.4%	98.7%	64.4%	60.0%	60.0%	59.1%
Gain on sale of purchased receivables	0.0	1.1	0.0	0.6	0.0	0.7	0.0	0.3
Other revenues, net	0.6	1.3	0.6	0.7	0.4	0.8	0.4	0.4

Total revenues	100.0	100.0	100.0	100.0	64.8	61.5	60.4	59.8

Expenses
Salaries and benefits	29.9	38.1	32.0	37.5	19.4	23.4	19.3	22.4
Collections expense	46.1	48.0	45.7	46.8	29.8	29.5	27.5	28.0
Occupancy	2.6	3.5	2.7	3.4	1.7	2.2	1.6	2.0
Administrative	5.6	4.4	4.4	4.0	3.6	2.7	2.7	2.4
Restructuring charges	0.0	2.6	0.0	0.8	0.0	1.6	0.0	0.5
Depreciation and amortization	1.7	2.4	1.8	2.3	1.1	1.5	1.1	1.4
(Gain) loss on disposal of equipment and other assets	(0.2)	0.0	(0.1)	0.0	(0.1)	0.0	0.0	0.0

Total operating expenses	85.7	99.0	86.5	94.8	55.5	60.9	52.2	56.7

Income from operations	14.3	1.0	13.5	5.2	9.3	0.6	8.2	3.1
Other income (expense)
Interest expense	(4.6)	(6.2)	(4.9)	(5.6)	(3.0)	(3.8)	(3.0)	(3.4)
Interest income	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Other	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Income (loss) before income taxes	9.7	(5.2)	8.6	(0.4)	6.3	(3.2)	5.2	(0.3)
Income tax expense (benefit)	4.3	(14.0)	3.8	(4.0)	2.8	(8.6)	2.3	(2.4)

Net income	5.4%	8.8%	4.8%	3.6%	3.5%	5.4%	2.9%	2.1%

Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues is the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Three Months Ended September 30,				Percentage of Cash Collections Three Months Ended September 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Cash collections	$87.4	$78.9	$8.5	10.9%	100.0%	100.0%
Purchased receivable amortization	(31.1)	(31.6)	0.5	1.3	(35.6)	(40.0)

Purchased receivable revenues, net	$56.3	$47.3	$9.0	19.0%	64.4%	60.0%

The 10.9% increase in cash collections during the third quarter was a result of a combination of higher levels of recent purchasing, improved use of analytical tools and continued improvement in the utilization of our proprietary collection platform, which provided efficiencies that helped improve collector productivity, particularly in our legal channel. We invested 12.4% more in purchased receivables for all of 2010 than we did in the same period of 2009 and 22.7% more through the first six months of 2011 compared to the same period of 2010. Generally, collections are strongest on portfolios six to 18 months after purchase, therefore, these increases have had a positive impact on current collections. Cash collections included collections from fully amortized portfolios of $12.6 million and $10.6 million for the third quarter of 2011 and 2010, respectively, of which 100% was reported as revenue. The increase in these collections was a result of shifts in work strategy and discount offers on older accounts.

The amortization rate of 35.6% for the three months ended September 30, 2011 was 440 basis points lower than the amortization rate of 40.0% for the same period of 2010. The decline in the current quarter was a result of higher average yields, higher net impairment reversals and higher zero basis collections. During the quarter, we increased yields on six portfolios, from the 2006 through 2009 vintages, as a result of improvements in future expected collections. We have also increased yields on multiple portfolios since the third quarter of last year, which results in a higher percentage of cash collections being applied to purchased receivable revenue and less to amortization. We recognized $2.7 million of impairment reversals in the third quarter of 2011 compared to net impairment reversals of $0.7 million in the third quarter of 2010. These impairment reversals were also a result of increased expectations for future collections on certain portfolios from the 2005 through 2007 vintages. Zero basis collections, or fully amortized collections, were $2.1 million higher this quarter than in the same period of 2010 and increased as a percent of total collections to 14.4% from 13.4%. Higher zero basis collections reduce the amortization rate since they are recorded as revenue in the period collected. Refer to “Supplemental Performance Data” on Page 33 for a summary of purchased receivable revenues and amortization rates by year of purchase (“vintage”) and an analysis of the components of collections and amortization on Page 34.

Revenues on portfolios purchased from our top three sellers were $22.3 million and $20.0 million during the quarter ended September 30, 2011 and 2010, respectively. Two of the three sellers were the same in both three-month periods.

Investments in Purchased Receivables

We generate revenue from our investment in portfolios of charged-off consumer accounts receivable. Ongoing investments in purchased receivables are critical to continued generation of cash collections and related revenues. From period to period, we may buy charged-off receivables of varying ages, types and demographics from an often-changing mix of sellers. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next. In addition, the amount of paper we purchase in a period may be limited by market factors beyond our control, most importantly, the price, volume and mix of paper offered for sale in a period. Total purchases consisted of the following:

	Three Months Ended September 30,
($ in millions, net of buybacks)	2011	2010	Change	Percentage Change
Acquisitions of purchased receivables, at cost	$38.5	$41.1	$(2.6)	(6.5)%
Acquisitions of purchased receivables, at face value	$1,321.5	$1,172.1	$149.4	12.7%
Percentage of face value	2.91%	3.51%

Our investment in purchased receivables, measured at cost, decreased in the third quarter of 2011 as compared to the same period of 2010, as a result of lower availability of paper at attractive pricing. However, we acquired more paper as measured by face value because of a lower average cost of these purchases. The lower average cost was a result of purchasing a higher percentage of older paper versus more recently charged-off receivables. For instance, purchases of older tertiary paper in the third quarter of 2011 represented over half of total purchases, whereas, purchases of newer secondary paper in the third quarter of 2010 represented over half of total purchases. As a result of fluctuations in the mix of purchases of receivables, the cost of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired.

Forward flow purchases consisted of the following:

	Three Months Ended September 30,
($ in millions, net of buybacks)	2011	2010	Change	Percentage Change
Forward flow purchases, at cost	$13.8	$17.0	$(3.2)	(18.7)%
Forward flow purchases, at face value	$349.2	$317.8	$31.4	9.9%
Percentage of face value	3.96%	5.35%
Percentage of forward flow purchases, at cost of total purchasing	35.9%	41.3%
Percentage of forward flow purchases, at face value of total purchasing	26.4%	27.1%

Investments in forward flow contracts, measured at cost, were lower in the third quarter of 2011 than the same period of 2010, and represented a lower percentage of total purchases. The decrease in the average cost of these purchases was primarily a result of purchasing a higher percentage of older paper versus more recently charged off receivables. For instance, purchases of secondary and tertiary paper represented over half our forward flow purchases in the third quarter of 2011 compared to less than 10% in 2010. Purchases from forward flows in 2011 included 24 portfolios from 11 forward flow contracts. Purchases from forward flows in 2010 included 27 portfolios from nine forward flow contracts.

Operating Expenses

Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because amortization rates, the difference between cash collections and revenues recognized, vary from period to period. Amortization rates vary due to seasonality of collections, impairments, impairment reversals and other factors and can distort the analysis of operating expenses when measured against revenues. Additionally, we believe the majority of our operating expenses are variable in relation to cash collections.

The following table summarizes the significant components of our operating expenses:

	Three Months Ended September 30,				Percentage of Cash Collections Three Months Ended September 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Salaries and benefits	$16.9	$18.5	$(1.6)	(8.2)%	19.4%	23.4%
Collections expense	26.1	23.3	2.8	12.1	29.8	29.5
Administrative	3.2	2.1	1.1	49.3	3.6	2.7
Restructuring charges	—	1.3	(1.3)	(100.0)	—	1.6
Occupancy and other	2.3	2.8	(0.5)	(19.8)	2.7	3.7

Total operating expenses	$48.5	$48.0	$0.5	1.1%	55.5%	60.9%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Three Months Ended September 30,				Percentage of Cash Collections Three Months Ended September 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Compensation—revenue generating	$9.0	$11.2	$(2.2)	(19.2)%	10.3%	14.2%
Compensation—administrative	4.5	4.1	0.4	8.6	5.1	5.2
Benefits and other	3.4	3.2	0.2	8.9	4.0	4.0

Total salaries and benefits	$16.9	$18.5	$(1.6)	(8.2)%	19.4%	23.4%

Compensation for our revenue generating departments was lower in 2011 due to lower average headcount for in-house account representatives, partially offset by increased variable compensation resulting from increased collector productivity. We significantly reduced headcount for our collection operations in the second half of 2010 in connection with the restructuring actions to close three collection offices and transfer the inventory of purchased receivables of those offices to other collection channels. During the third quarter of 2011, we had an average of 648 in-house account representatives, including supervisors, compared to 807 in the same period of 2010. Higher compensation for our administrative departments was related to the addition of new associates from the BSI acquisition in July 2010 and the expectation of higher performance based incentive compensation for management. Benefits and other were slightly higher in 2011, primarily as a result of higher expenses for our self-insured medical programs and the reinstatement of our 401(k) plan match, which were partially offset by a decline in the number of associates.

Collections Expense. The following table summarizes the significant components of collections expense:

	Three Months Ended September 30,				Percentage of Cash Collections Three Months Ended September 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Forwarding fees	$11.8	$10.6	$1.2	11.2%	13.5%	13.5%
Court and process server costs	8.6	6.6	2.0	31.2	9.9	8.3
Lettering campaign and telecommunications costs	3.7	3.6	0.1	2.0	4.2	4.6
Data provider costs	1.2	1.3	(0.1)	(6.1)	1.4	1.6
Other	0.8	1.2	(0.4)	(36.7)	0.8	1.5

Total collections expense	$26.1	$23.3	$2.8	12.1%	29.8%	29.5%

Forwarding fees include fees paid to third parties to collect on our behalf including our agency firm in India. These fees increased in the third quarter of 2011 compared to the same period in 2010 because of higher cash collections generated by third parties, primarily driven by continued increases in non-legal accounts allocated to our agencies. The amount of accounts we forward to agencies has increased in recent quarters in response to the reduction in internal collector headcount as part of the 2010 restructuring actions and other inventory and channel management strategies. Collections generated by third parties were $39.9 million and $29.7 million, or 45.6% and 37.7% of cash collections for the third quarter of 2011 and 2010, respectively. Rates paid to forwarding agencies vary based on the age and type of paper we outsource. We offset a portion of the increase related to agency volume by reducing negotiated rates with domestic agencies. Rates also vary based on the mix of work performed by our agency firm in India, which is generally at a lower rate than on collections we outsource domestically. For the third quarter of 2011, 5.9% of our collections were through this agency compared to 4.3% in 2010.

Court and process server costs increased in the third quarter of 2011 from the same period in 2010 as a result of higher legal activity during the period driven by higher purchasing. The legal collection process requires an up-front investment in court costs and other fees, which we expense as incurred. There generally is a considerable delay before we generate collections on the accounts in the legal process. This delay can cause a change in related expenses that is disproportionate to the change in legal collections.

As a result of our improved analytical capabilities and continuous review of operational strategies, we were able to more effectively utilize variable collection activities, such as lettering campaigns and use of data provider services. The increase in these expenses during the quarter relates to the timing of investments in purchased receivables. Generally, these costs are higher in the first six months after purchase of a portfolio as we begin collection activities. We were also able to favorably renegotiate the terms of certain telecommunications contracts, which partially offset the increase in volume related expenses.

Administrative. Administrative expense during the quarter increased to $3.2 million in 2011 from $2.1 in 2010. The increase was related to a charge during the quarter of $1.25 million to increase the accrual for estimated settlement of the FTC matter, partially offset by a reduction in outside consulting fees.

Restructuring Charges. Restructuring charges were $1.3 million in the third quarter of 2010, which were a result of exiting our healthcare receivable purchase and collection activities and closing the Deerfield Beach, Florida office.

Income Taxes. We recognized income tax expense of $2.4 million and income tax benefits of $6.8 million for the three months ended September 30, 2011 and 2010, respectively. The third quarter 2011 tax expense reflects an effective tax rate of 43.9% based on a forecasted annualized effective tax rate of 43.5%. For the third quarter of 2010, the effective tax rate was 269.5%, which was significantly higher than the U.S. federal statutory rate as a result of tax benefits recognized for dissolving our PARC subsidiary. The current year variance from the statutory rate is attributable to a permanent difference for the accrual to settle the FTC matter and state income taxes, which have increased in recent periods. The overall increase in income tax expense was also driven by the increase in pre-tax income, which was $5.5 million for 2011 compared to a pre-tax loss of $2.5 million for the same period of 2010.

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues is the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Nine Months Ended September 30,				Percentage of Cash Collections Nine Months Ended September 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Cash collections	$267.9	$252.3	$15.6	6.2%	100.0%	100.0%
Purchased receivable amortization	(107.1)	(103.3)	(3.8)	(3.8)	(40.0)	(40.9)

Purchased receivable revenues, net	$160.8	$149.0	$11.8	7.9%	60.0%	59.1%

The 6.2% increase in cash collections during the first nine months of 2011 was a result of a combination of higher levels of recent purchasing, improved use of analytical tools and the continued improvement in the utilization of our proprietary collection platform, which provided efficiencies that helped improve collector productivity, particularly in our legal channel. We invested 12.4% more in purchased receivables for all of 2010 than we did in the same period of 2009 and 22.7% more through the first six months of 2011 compared to the same period of 2010. Generally, collections are strongest on portfolios six to 18 months after purchase, therefore, these increases are having a positive impact on current collections. Cash collections included collections from fully amortized portfolios of $38.9 million and $39.3 million for 2011 and 2010, respectively, of which 100% was reported as revenue.

The amortization rate of 40.0% for the nine months ended September 30, 2011 was 90 basis points lower than the amortization rate of 40.9% for the same period of 2010. The decline for the period was a result of higher net impairment reversals offset by slightly lower zero basis collections. During the year, we increased the assigned yields on 11 portfolios and recognized $3.7 million of net impairment reversals compared to $1.6 million of net impairment reversals last year. These yield increases and net impairment reversals were a result of increased expectations for future collections on certain portfolios from the 2005 through 2010 vintages. Zero basis, or fully amortized collections, declined as a percentage of total collections to 14.5% in 2011 from 15.6% in 2010. Lower zero basis collections increase the amortization rate since they are recorded as revenue in the period collected. Refer to “Supplemental Performance Data” on Page 33 for a summary of purchased receivable revenues and amortization rates by year of purchase (“vintage”) and an analysis of the components of collections and amortization on Page 34.

Revenues on portfolios purchased from our top three sellers were $64.5 million and $57.6 million during the nine months ended September 30, 2011 and 2010, respectively. The top three sellers were the same in both nine-month periods.

Investments in Purchased Receivables

We generate revenue from our investment in portfolios of charged-off consumer accounts receivable. Ongoing investments in purchased receivables are critical to continued generation of cash collections and related revenues. From period to period, we may buy charged-off receivables of varying ages, types and demographics from an often-changing mix of sellers. In addition, the amount of paper we purchase in a period may be limited by market factors beyond our control, most importantly, the price, volume and mix of paper offered for sale in a period. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next.

Total purchases consisted of the following:

	Nine Months Ended September 30,
($ in millions, net of buybacks)	2011	2010	Change	Percentage Change
Acquisitions of purchased receivables, at cost	$134.3	$119.2	$15.1	12.7%
Acquisitions of purchased receivables, at face value	$4,150.2	$3,485.8	$664.4	19.1%
Percentage of face value	3.24%	3.42%

Our investment in purchased receivables increased in 2011 compared to the prior year while the average cost of those purchases decreased. The decline in the average cost was a result of purchasing a higher percentage of older paper. For instance, purchases of fresh paper in 2011 represented less than 5% of total purchases compared to approximately 20% of total purchases in the same period in 2010. As a result of these fluctuations in the mix of purchases of receivables, the cost of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired. Forward flow purchases consisted of the following:

	Nine Months Ended September 30,
($ in millions, net of buybacks)	2011	2010	Change	Percentage Change
Forward flow purchases, at cost	$48.4	$47.4	$1.0	2.0%
Forward flow purchases, at face value	$1,156.5	$1,066.5	$90.0	8.4%
Percentage of face value	4.18%	4.45%
Percentage of forward flow purchases, at cost of total purchasing	36.0%	39.8%
Percentage of forward flow purchases, at face value of total purchasing	27.9%	30.6%

Investments in forward flow contracts were higher in 2011 than in the same period in 2010, but represented a smaller percentage of total purchases. The decrease in the average cost of these purchases was a result of purchasing a higher percentage of older paper. For instance, purchases of primary paper represented almost half of our forward flow purchases in 2011, whereas purchases of newer fresh paper represented almost half of our forward flow purchases in 2010. Purchases from forward flows in 2011 included 81 portfolios from 22 forward flow contracts. Purchases from forward flows in 2010 included 70 portfolios from 11 forward flow contracts.

Operating Expenses

Operating expenses are traditionally measured in relation to revenues. However, we measure operating expenses in relation to cash collections. We believe this is appropriate because amortization rates, the difference between cash collections and revenues recognized, vary from period to period. Amortization rates vary due to seasonality of collections, impairments, impairment reversals and other factors and can distort the analysis of operating expenses when measured against revenues. Additionally, we believe the majority of our operating expenses are variable in relation to cash collections.

The following table summarizes the significant components of our operating expenses:

	Nine Months Ended September 30,				Percentage of Cash Collections Nine Months Ended September 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Salaries and benefits	$51.7	$56.6	$(4.9)	(8.7)%	19.3%	22.4%
Collections expense	73.8	70.5	3.3	4.7	27.5	28.0
Occupancy	4.3	5.2	(0.9)	(16.8)	1.6	2.0
Administrative	7.2	6.1	1.1	18.7	2.7	2.4
Restructuring charges	—	1.3	(1.3)	(100.0)	—	0.5
Other	2.9	3.4	(0.5)	(13.9)	1.1	1.4

Total operating expenses	$139.9	$143.1	$(3.2)	(2.2)%	52.2%	56.7%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Nine Months Ended September 30,				Percentage of Cash Collections Nine Months Ended September 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Compensation—revenue generating	$28.4	$34.5	$(6.1)	(17.5)%	10.6%	13.6%
Compensation—administrative	13.5	12.0	1.5	12.5	5.1	4.8
Benefits and other	9.8	10.1	(0.3)	(3.9)	3.6	4.0

Total salaries and benefits	$51.7	$56.6	$(4.9)	(8.7)%	19.3%	22.4%

Compensation for our revenue generating departments was lower in 2011 due to lower average headcount for in-house account representatives, partially offset by increased variable compensation resulting from increased collector productivity. We significantly reduced headcount for our collection operations starting in the second half of 2010 in connection with the restructuring actions to close three collection offices and transfer the inventory of purchased receivables of those offices to other collection channels. During 2011 we had an average of 682 in-house account representatives, including supervisors, compared to 926 in the same period of 2010. Higher compensation for our administrative departments in 2011 was a result of the addition of new associates from the BSI acquisition in July 2010 and the expectation of higher performance based incentive compensation for management. Benefits and other were slightly lower in 2011, primarily as a result of a decline in the number of associates, offset in part by higher expenses for our self-insured medical programs and the reinstatement of our 401(k) plan match in the third quarter.

Collections Expense. The following table summarizes the significant components of collections expense:

	Nine Months Ended September 30,				Percentage of Cash Collections Nine Months Ended September 30,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Forwarding fees	$33.8	$30.7	$3.1	10.1%	12.6%	12.2%
Court and process server costs	21.9	19.4	2.5	13.0	8.2	7.7
Lettering campaign and telecommunications costs	11.3	12.0	(0.7)	(5.7)	4.2	4.8
Data provider costs	3.7	4.5	(0.8)	(19.5)	1.4	1.8
Other	3.1	3.9	(0.8)	(19.7)	1.1	1.5

Total collections expense	$73.8	$70.5	$3.3	4.7%	27.5%	28.0%

Forwarding fees include fees paid to third parties to collect on our behalf including our agency firm in India. These fees increased in 2011 compared to the same period in 2010 because of higher cash collections generated by third parties, primarily driven by continued increases in non-legal accounts allocated to our agencies. The amount of accounts we forward to agencies has increased in recent quarters in response to the reduction in internal collector headcount as part of the 2010 restructuring actions and other inventory and channel management strategies. Collections generated by third parties were $114.2 million and $87.9 million, or 42.6% and 34.9% of cash collections, for 2011 and 2010, respectively. Rates paid to forwarding agencies vary based on the age and type of paper we outsource. We offset a portion of the increase related to agency volume by reducing negotiated rates on collections by domestic agencies. Rates also vary based on the mix of work performed by our agency firm in India, which is generally at a lower rate than on collections we outsource domestically. During 2011, 5.7% of our collections were through this agency compared to 3.7% in 2010.

Court and process server costs increased in 2011 from the same period in 2010 as a result of higher legal activity during the period driven by higher purchasing. The legal collection process requires an up-front investment in court costs and other fees, which we expense as incurred. There generally is a considerable delay before we generate collections on the accounts in the legal process. This delay can cause a change in related expenses that is disproportionate to the change in legal collections.

As a result of our improved analytical capabilities and continuous review of operational strategies, we were able to more effectively utilize variable collection activities, such as lettering campaigns, and use of data provider services, resulting in reductions in the related expenses. Generally, these costs are higher in the first six months after purchase of a portfolio as we begin collection activities. We were also able to favorably renegotiate the terms of certain telecommunications contracts, which helped reduce the volume related expenses.

Occupancy. Occupancy expense declined to $4.3 million in 2011 from $5.2 million in 2010 as a result of the restructuring actions to close three collection offices during the second half of 2010.

Administrative. Administrative expense increased to $7.2 million in 2011 from $6.1 in 2010. The increase was related to a charge during the third quarter of $1.25 million to increase the accrual for settlement of the FTC matter, partially offset by a reduction in outside consulting fees.

Restructuring Charges. Restructuring charges were $1.3 million for 2010 as a result of exiting our healthcare receivable purchase and collection activities and closing our Deerfield Beach, Florida office.

Income Taxes. We recognized income tax expense of $6.0 million and income tax benefits of $6.0 million for the nine months ended September 30, 2011 and 2010, respectively. The 2011 tax expense reflects a forecasted annualized effective tax rate of 43.5%. For 2010, the effective tax rate was 949.6%, which was significantly higher than the U.S. federal statutory rate as a result of tax benefits recognized for dissolving our PARC subsidiary. The current year variance from the statutory rate is attributable to a permanent difference for the accrual to settle the FTC matter and state income taxes, which have increased in recent periods. The overall increase in income tax expense was also driven by the increase in the pre-tax income, which was $13.8 million for 2011 compared to a pre-tax loss of $0.6 million for the same period of 2010.

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

The primary factor in determining purchased receivable revenue is the IRR assigned to the carrying value of portfolios. When carrying balances go down or assigned IRRs are lower than historical levels, revenue will generally be lower. When carrying balances increase or assigned IRRs go up, revenue will generally be higher. Purchased receivables revenue also depends on the amount of impairments or impairment reversals recognized. When collections fall short of expectations or future expectations decline, impairments may be recognized in order to write-down a portfolio’s balance to reflect lower estimated total collections. When collections exceed expectations or the future forecast improves we may reverse previously recognized impairments or increase assigned IRRs when there are no previous impairments to reverse. Zero basis collections are collections on portfolios that no longer have a carrying balance and therefore do not generate revenue by applying an assigned IRR. Collections on these portfolios are recognized as purchased receivables revenue in the period collected.

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase:

($ in thousands) Year of Purchase	Number of Portfolios	Purchase Price (1)	Cash Collections	Estimated Remaining Collections (2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
2003	76	$87,147	$450,414	$—	$450,414	517%
2004	106	86,536	277,982	946	278,928	322
2005	104	100,746	216,452	8,237	224,689	223
2006	154	142,230	323,745	30,213	353,958	249
2007	158	169,327	277,500	57,246	334,746	198
2008	164	153,518	225,806	87,906	313,712	204
2009	123	120,916	163,826	153,053	316,879	262
2010	122	135,966	93,957	198,472	292,429	215
2011(4)	107	134,262	23,784	274,416	298,200	222

Total	1,114	$1,130,648	$2,053,466	$810,489	$2,863,955	253%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks.
(2)	Estimated remaining collections are based in part on historical cash collections. Refer to Forward-Looking Statements on page 22 and Critical Accounting Policies on page 45 for further information regarding these estimates.
(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase. Collections are often received after a portfolio reaches the end of its expected 84 month amortization period; however, these collections are not included in the estimated remaining collections table. Estimated remaining collections for pools on the cost recovery method for revenue recognition purposes are equal to the carrying value. There are no estimated remaining collections for pools on the cost recovery method that are fully amortized.
(4)	Includes nine months of activity through September 30, 2011.

The following table summarizes our quarterly portfolio purchasing since January 1, 2009:

($ in thousands) Quarter of Purchase	Number of Portfolios	Purchase Price (1)	Face Value
Q1 2009	31	$21,753	$736,846
Q2 2009	22	19,628	716,008
Q3 2009	33	36,912	1,585,047
Q4 2009	37	42,623	1,378,195
Q1 2010	28	29,615	818,620
Q2 2010	41	48,424	1,495,045
Q3 2010	34	41,142	1,172,119
Q4 2010	19	16,785	297,232
Q1 2011	37	46,379	1,227,838
Q2 2011	39	49,403	1,600,822
Q3 2011	31	38,480	1,321,492

Total	352	$391,144	$12,349,264

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase:

($ in thousands) Year of Purchase	Unamortized Balance	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2003	$—	$87,147	0.0%	0.0%
2004	349	86,536	0.4	0.1
2005	2,614	100,746	2.6	0.7
2006	10,336	142,230	7.3	3.0
2007	25,034	169,327	14.8	7.2
2008	35,455	153,518	23.1	10.2
2009	51,786	120,916	42.8	14.9
2010	93,594	135,966	68.8	26.9
2011(2)	128,919	134,262	96.0	37.0

Total	$348,087	$1,130,648	30.8%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks.
(2)	Includes nine months of activity through September 30, 2011.

The following table summarizes purchased receivable revenues and amortization rates by year of purchase:

	Three months ended September 30, 2011
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2005 and prior	$12,851,763	$12,121,177	N/M	N/M	$(1,228,100)	$10,282,392
2006	6,458,530	4,176,153	35.3%	11.27%	(1,155,000)	634,018
2007	8,804,890	4,353,546	50.6	5.14	(350,000)	250,263
2008	11,593,862	6,374,200	45.0	5.45	—	1,448,771
2009	16,156,896	9,550,306	40.9	5.67	—	11,734
2010	18,249,572	9,280,467	49.1	3.11	—	—
2011	13,322,377	10,438,718	21.6	3.26	—	—

Totals	$87,437,890	$56,294,567	35.6%	5.42%	$(2,733,100)	$12,627,178

	Three months ended September 30, 2010
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2004 and prior	$11,434,838	$10,052,273	N/M	N/M	$120,942	$8,794,343
2005	2,940,541	2,022,671	31.2%	12.58%	(514,400)	645,031
2006	7,661,203	4,602,803	39.9	6.84	(260,000)	800,988
2007	11,043,083	5,894,024	46.6	4.02	—	318,613
2008	14,650,321	6,553,089	55.3	3.30	—	16,415
2009	19,690,261	10,728,208	45.5	3.94	—	—
2010	11,440,679	7,470,209	34.7	2.77	—	—

Totals	$78,860,926	$47,323,277	40.0%	4.79%	$(653,458)	$10,575,390

	Nine months ended September 30, 2011
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2005 and prior	$41,869,974	$37,104,776	N/M	N/M	$(3,367,100)	$31,083,506
2006	20,279,215	12,713,065	37.3%	9.61%	(2,705,800)	2,109,765
2007	29,072,113	13,449,001	53.7	4.49	117,000	863,639
2008	37,871,244	19,602,641	48.2	4.84	—	4,812,507
2009	54,729,671	29,209,017	46.6	5.04	2,304,000	11,734
2010	60,288,455	30,236,967	49.8	3.06	—	—
2011	23,783,710	18,441,263	22.5	3.30	—	—

Totals	$267,894,382	$160,756,730	40.0%	5.33%	$(3,651,900)	$38,881,151

	Nine months ended September 30, 2010
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2004 and prior	$41,640,745	$35,665,226	N/M	N/M	$258,711	$30,279,570
2005	12,194,237	7,510,169	38.4%	12.20%	(1,668,200)	2,548,443
2006	29,280,864	16,460,687	43.8	6.80	(209,000)	3,455,446
2007	39,139,208	20,415,995	47.8	4.10	—	2,056,216
2008	49,656,047	22,895,100	53.9	3.37	—	228,077
2009	62,999,170	34,128,022	45.8	3.76	—	762,128
2010	17,380,058	11,961,498	31.2	2.77	—	—

Totals	$252,290,329	$149,036,697	40.9%	5.16%	$(1,618,489)	$39,329,880

(1)	“N/M” indicates that the calculated percentage is not meaningful.
(2)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

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

The following factors contributed to the change in amortization rates from the prior year:

•

total amortization remained relatively flat during the third quarter compared to the same period in 2010 while total amortization as a percentage of collections decreased. The decrease is primarily attributable to the increase in purchased receivable impairment reversals and higher collections from fully amortized pools. Total amortization was higher while the amortization rate declined for the first nine months of 2011 compared to the same period in 2010. The decline in the amortization rate was the result of higher net impairment reversals offset in part by slightly lower zero basis collections. Portfolio balances that amortize too slowly in relation to current or expected collections may lead to impairments. If portfolio balances amortize too quickly and we expect collections to continue to exceed expectations, previously recognized impairments may be reversed, or if there are no impairments to reverse, assigned yields may increase;

•

amortization of receivable balances increased in both the third quarter and first nine months of 2011 as compared to the same periods of 2010. The increases are a result of higher average balances of purchased receivables and higher collections on amortizing pools;

•

higher zero basis collections in the third quarter of 2011 compared to the same period in 2010, reduced the amortization rate because 100% of these collections are recorded as revenue and do not contribute towards portfolio amortization. The nine month period in 2011 had lower zero basis collections compared to the same period in 2010, which increased the amortization rate; and

•

net impairment reversals are recorded as a reduction to amortization, and decrease the amortization rate, while net impairments have the opposite effect. Higher net impairment reversals for the three and nine month periods of 2011 decreased total amortization and the amortization rate compared to the prior year periods.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash collections:
Collections on amortizing pools	$74.8	$68.3	$229.0	$213.0
Zero basis collections	12.6	10.6	38.9	39.3

Total collections	$87.4	$78.9	$267.9	$252.3

Amortization:
Amortization of receivables balances	$33.5	$32.0	$109.0	$103.4
Reversals of impairments	(2.7)	(0.9)	(6.5)	(2.2)
Impairments	—	0.2	2.8	0.6
Cost recovery amortization	0.3	0.3	1.8	1.5

Total amortization	$31.1	$31.6	$107.1	$103.3

Purchased receivable revenues, net	$56.3	$47.3	$160.8	$149.0

Amortization rate	35.6%	40.0%	40.0%	40.9%

Core amortization rate (1)	41.6%	46.2%	46.8%	48.5%

(1)	The core amortization rate is calculated as total amortization divided by collections on non-fully amortized portfolios.

Account Representative Tenure and Productivity

We measure in-house call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following tables display the experience of our account representatives and off-shore account representatives:

In-House Account Representatives, including Supervisors, by Experience

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2011	2010	2011	2010	2010	2009
One year or more (1)	348	502	383	535	516	587
Less than one year (2)	300	305	299	391	365	422

Total	648	807	682	926	881	1,009

(1)	Based on number of average in-house call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.
(2)	Based on number of average in-house call center FTE account representatives and supervisors with less than one year of service, including new associates in training.

Off-Shore Account Representatives (1)

	Three months ended September 30,		Nine months ended September 30,		Years ended December 31,
	2011	2010	2011	2010	2010	2009(2)
Number of account representatives	250	250	250	211	227	17

(1)	Based on number of average off-shore account representatives staffed by a third party agency measured on a per seat basis.
(2)	Includes activity beginning in November 2009 averaged over the 12-month period.

The following table displays our account representative productivity:

Overall Account Representative Collection Averages

	Three months ended September 30,		Nine months ended September 30,		Years ended December 31,
	2011	2010(1)	2011	2010(1)	2010	2009
Overall collection averages	$42,135	$41,217	$134,237	$121,933	$164,206	$156,391

(1)	Prior year amounts were adjusted to remove supervisors from the collection average which is consistent with the current presentation. Supervisors do not have collection goals; therefore, we believe this presentation better represents our collection averages.

In-house account representative average collections per FTE increased for the three and nine months ended September 30, 2011 by 2.2% and 10.1%, respectively, compared to the prior year periods. Account representative productivity improved as a result of a 12.4% increase in purchasing in 2010 as compared to 2009, coupled with a more effective training program, better utilization of our standardized collection methodology, targeted lettering and dialing strategies and improved analytical models and tools, including improved channel management strategies. Account representative productivity is generally lower in the third and fourth quarters compared to the first and second quarters as a result of the seasonality of our cash collections.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis:

Historical Collections (1)

($ in thousands) Year of	Purchase	Years Ended December 31,										Nine Months Ended September 30,
Purchase	Price (2)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Pre-2001		$53,438	$47,874	$39,973	$32,262	$26,349	$19,898	$14,564	$10,283	$7,200	$5,167	$3,647
2001	$43,029	17,630	50,327	50,967	45,713	39,865	30,472	21,714	13,351	8,738	5,610	3,858
2002	72,255	—	22,339	70,813	72,024	67,649	55,373	39,839	24,529	15,957	11,367	7,379
2003	87,147	—	—	36,067	94,564	94,234	79,423	58,359	38,408	23,842	15,774	9,743
2004	86,536	—	—	—	23,365	68,354	62,673	48,093	32,276	21,082	13,731	8,408
2005	100,746	—	—	—	—	23,459	60,280	50,811	35,638	22,726	14,703	8,835
2006	142,230	—	—	—	—	—	32,751	101,529	79,953	53,239	35,994	20,279
2007	169,327	—	—	—	—	—	—	36,269	93,183	69,891	49,085	29,072
2008	153,518	—	—	—	—	—	—	—	41,957	83,430	62,548	37,871
2009	120,916	—	—	—	—	—	—	—	—	27,926	81,170	54,730
2010	135,966	—	—	—	—	—	—	—	—	—	33,669	60,288
2011	134,262	—	—	—	—	—	—	—	—	—	—	23,784

Total		$71,068	$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$334,031	$328,818	$267,894

Cumulative Collections (1)

($ in thousands) Year of	Purchase	Total Through December 31,										Total Through September 30,
Purchase	Price (2)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
2001	$43,029	$17,630	$67,957	$118,924	$164,637	$204,502	$234,974	$256,688	$270,039	$278,777	$284,387	$288,245
2002	72,255	—	22,339	93,152	165,176	232,825	288,198	328,037	352,566	368,523	379,890	387,269
2003	87,147	—	—	36,067	130,631	224,865	304,288	362,647	401,055	424,897	440,671	450,414
2004	86,536	—	—	—	23,365	91,719	154,392	202,485	234,761	255,843	269,574	277,982
2005	100,746	—	—	—	—	23,459	83,739	134,550	170,188	192,914	207,617	216,452
2006	142,230	—	—	—	—	—	32,751	134,280	214,233	267,472	303,466	323,745
2007	169,327	—	—	—	—	—	—	36,269	129,452	199,343	248,428	277,500
2008	153,518	—	—	—	—	—	—	—	41,957	125,387	187,935	225,806
2009	120,916	—	—	—	—	—	—	—	—	27,926	109,096	163,826
2010	135,966	—	—	—	—	—	—	—	—	—	33,669	93,957
2011	134,262	—	—	—	—	—	—	—	—	—	—	23,784

Cumulative Collections as Percentage of Purchase Price (1)
Year of	Purchase Price (2)	Total Through December 31,										Total Through September 30,
Purchase		2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
2001	$43,029	41%	158%	276%	383%	475%	546%	597%	628%	648%	661%	670%
2002	72,255	—	31	129	229	322	399	454	488	510	526	536
2003	87,147	—	—	41	150	258	349	416	460	488	506	517
2004	86,536	—	—	—	27	106	178	234	271	296	312	321
2005	100,746	—	—	—	—	23	83	134	169	191	206	215
2006	142,230	—	—	—	—	—	23	94	151	188	213	228
2007	169,327	—	—	—	—	—	—	21	76	118	147	164
2008	153,518	—	—	—	—	—	—	—	27	82	122	147
2009	120,916	—	—	—	—	—	—	—	—	23	90	135
2010	135,966	—	—	—	—	—	—	—	—	—	25	69
2011	134,262	—	—	—	—	—	—	—	—	—	—	18

(1)	Does not include proceeds from sales of receivables.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks.

Seasonality

The success of our business depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. These fluctuations are also impacted by the timing and volume of purchases. However, revenue recognized is relatively level, excluding the impact of impairments or impairment reversals, due to the application of the provisions prescribed by the Interest Method of accounting. In addition, our operating results may be affected by the timing of purchases of charged-off consumer receivables due to the costs associated with initiating collection activities. Consequently, income and margins may fluctuate from quarter to quarter.

The following table illustrates our quarterly cash collections:

Cash Collections

Quarter	2011			2010		2009		2008		2007
	Amount	%(1)		Amount	%	Amount	%	Amount	%	Amount	%
First	$91,284,934	N/M	%	$89,215,330	27.1%	$94,116,937	28.2%	$100,264,281	27.1%	$95,853,350	25.8%
Second	89,171,558	N/M		84,214,073	25.6	87,293,577	26.1	95,192,743	25.8	95,432,021	25.7
Third	87,437,890	N/M		78,860,926	24.0	77,832,357	23.3	90,775,528	24.6	90,748,442	24.5
Fourth	—	—		76,528,161	23.3	74,787,726	22.4	83,345,578	22.5	89,144,650	24.0

Total cash collections	$267,894,382	100.0%		$328,818,490	100.0%	$334,030,597	100.0%	$369,578,130	100.0%	$371,178,463	100.0%

(1)	“N/M” indicates that the calculated percentage for quarterly collections is not meaningful compared to prior years.

We segregate our collection operations into two primary channels, call center collections and legal collections. Our call center collections include our in-house call center operations and third party collection agencies, including an agency in India. Our legal collections include our in-house legal operations and call centers, bankruptcy and probate teams and our legal forwarding network. The following table illustrates cash collections and percentages by source:

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Call center collections	$48,177,986	55.1%	$43,715,130	55.4%	$148,241,162	55.3%	$139,670,154	55.4%
Legal collections	39,259,904	44.9	35,145,796	44.6	119,653,220	44.7	112,620,175	44.6

Total cash collections	$87,437,890	100.0%	$78,860,926	100.0%	$267,894,382	100.0%	$252,290,329	100.0%

The average payment size of collections grew 11.6% to $172 during the third quarter of 2011 when compared to the same period in 2010. This increase reflects the net impact of an 8.9% and a 15.2% increase in the size of average call center collection payments and legal payments, respectively. The increase in call center payment size was a result of collections on paper with higher average balances coupled with more effective training programs, better utilization of our standardized collection methodology, targeted lettering and dialing strategies and improved analytical models and tools. The overall increase in the size of payments from the legal channel was influenced by improvements in our in-house dialing and lettering strategies as well as increases in our average garnishment payments.

The following table categorizes our purchased receivables portfolios acquired since January 1, 2001 by major asset type:

($ and accounts in thousands) Asset Type	Face Value of Charged-off Receivables(1)%		No. of Accounts	%
General Purpose Credit Cards	$24,169,603	52.5%	9,341	26.8%
Private Label Credit Cards	7,112,875	15.5	8,725	25.0
Telecommunications/Utility/Gas	3,156,679	6.9	7,998	23.0
Installment Loans	2,466,518	5.4	413	1.2
Healthcare	2,465,023	5.3	4,101	11.8
Health Club	1,445,929	3.1	1,145	3.3
Auto Deficiency	1,040,021	2.3	183	0.5
Other (2)	4,132,736	9.0	2,925	8.4

Total	$45,989,384	100.0%	34,831	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Other”.
(2)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order.

The age of a charged-off consumer receivables portfolio, the time since an account has been charged-off by the credit originator and the number of times a portfolio has been placed with third parties for collection purposes are important factors in determining the price at which we will offer to purchase a portfolio and the collection strategies we employ. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase it. This relationship is due to the fact that older receivables are typically more difficult to collect. The consumer debt collection industry places receivables into the fresh, primary, secondary or tertiary categories depending on the age and number of third parties that have previously attempted to collect on the receivables. We will purchase accounts at any point in the delinquency cycle. We deploy our capital within these delinquency stages based upon the relative values of the available debt portfolios.

The following table categorizes our purchased receivables portfolios acquired since January 1, 2001 by major account type:

($ and accounts in thousands) Delinquency Stage	Face Value of Charged-off Receivables(1)%		No. of Accounts	%
Fresh	$2,993,587	6.5%	1,618	4.7%
Primary	5,671,975	12.3	5,097	14.6
Secondary	12,178,323	26.5	9,302	26.7
Tertiary	25,145,499	54.7	18,814	54.0

Total	$45,989,384	100.0%	34,831	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Tertiary”.

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

($ and accounts in thousands) Geographic Location	Face Value of Charged-off Receivables(1)%		No. of Accounts	%
Texas	$6,197,822	13.5%	5,478	15.7%
California	5,941,201	12.9	4,047	11.6
Florida	4,838,757	10.5	2,637	7.6
New York	2,801,437	6.1	1,536	4.4
Michigan	2,287,830	5.0	2,581	7.4
Ohio	1,926,298	4.2	2,302	6.6
Illinois	1,820,172	4.0	1,802	5.2
Pennsylvania	1,627,277	3.5	1,087	3.1
New Jersey	1,521,433	3.3	1,218	3.5
North Carolina	1,373,894	3.0	824	2.4
Georgia	1,307,019	2.8	958	2.7
Arizona	956,674	2.1	657	1.9
Other (2)	13,389,570	29.1	9,704	27.9

Total	$45,989,384	100.0%	34,831	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.
(2)	Each state included in “Other” represents less than 2.0% of the face value of total charged-off receivables.

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

Borrowings

We maintain an amended credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, that originated on June 5, 2007 (the “Credit Agreement”). Under the terms of the Credit Agreement, we have a five-year $100.0 million revolving credit facility which expires in June 2012 (the “Revolving Credit Facility”), which may be limited by financial covenants, and a six-year $150.0 million term loan facility which expires in June 2013 (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Facilities bear interest at 200 to 250 basis points over the bank’s prime rate depending upon our liquidity, as defined in the Credit Agreement. Alternately, at our discretion, we may borrow by entering into one, two, three, six or twelve-month London Inter Bank Offer Rate (“LIBOR”) contracts at rates between 300 to 350 basis points over the respective LIBOR rates, depending on our liquidity. Our Revolving Credit Facility includes an accordion loan feature that allows us to request a $25.0 million increase as well as sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Credit Agreement is secured by a first priority lien on substantially all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of September 30, 2011 were:

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

The financial covenants may restrict our ability to borrow against the Revolving Credit Facility. At September 30, 2011, total available borrowings on our Revolving Credit Facility were $58.6 million, which were not limited by the financial covenants. However, borrowing levels in future periods may be restricted by our financial covenants. In addition, our borrowing capacity may be reduced under the terms of the financial covenants if we experience declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings.

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

The Credit Agreement requires us to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the Term Loan Facility. At September 30, 2011, we had an interest rate swap and an interest rate cap that hedge the required portion of the interest on the Term Loan Facility. Refer to Note 5 of the consolidated financial statements, “Derivative Financial Instruments and Risk Management” for additional information.

We had $173.6 million and $157.3 million of borrowings outstanding on our Credit Facilities at September 30, 2011 and December 31, 2010, respectively, of which $132.2 million and $133.4 million was outstanding on the Term Loan Facility and $41.4 million and $23.9 million was outstanding on the Revolving Credit Facility. The Term Loan Facility requires quarterly repayments totaling $1.5 million annually until expiration. The increase in total outstanding borrowings in 2011 was a result of the increased investments in purchased receivables portfolios and timing of payments for operating expenses.

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

We were in compliance with all covenants of the Credit Agreement as of September 30, 2011.

Cash Flows

The majority of our cash flow requirements are for purchases of receivables and payment of operating expenses. Historically, these items have been funded with internal cash flow and with borrowings against our Revolving Credit Facility. For the nine months ended September 30, 2011, we invested $133.9 million in purchased receivables, net of buybacks, which was $13.0 million higher than the same period of 2010. These purchases were primarily funded by higher collections and higher net borrowings on our revolving credit facility. Our cash balance increased from $5.6 million at December 31, 2010 to $7.8 million as of September 30, 2011. At September 30, 2011, we had the ability to increase the borrowings on our Revolving Credit Facility by $58.6 million.

Our operating activities provided cash of $11.7 million and $3.6 million for the nine months ended September 30, 2011 and 2010, respectively. Cash provided by operating activities for these periods was generated primarily from operating income earned through cash collections as adjusted for non-cash items and the timing of payments of income taxes, accounts payable and accrued liabilities. Cash provided by operations was negatively impacted in 2011 by the payment of a contract settlement fee accrued at December 31, 2010. We rely on cash generated from our operating activities and from the principal collected on our purchased receivables, included as a component of investing activities, to allow us to fund operations and re-invest in purchased receivables.

Investing activities used cash of $25.5 million and $17.4 million for the nine months ended September 30, 2011 and 2010, respectively. The change in investing cash flows was primarily the result of a $13.0 million increase in investment in purchased receivable portfolios during the first nine months of 2011 compared to the same period of 2010. This increase was offset in part by higher principal collected on purchased receivables, which is a function of higher cash collections. We believe that we have sufficient capacity in our Credit Facilities when combined with anticipated cash flows from operations to fund investment in purchased receivables at or above historical levels.

Financing activities provided cash of $15.9 million and $14.0 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cash provided by financing activities in 2011 was driven by a $1.5 million increase in net borrowings on our credit facilities for the first nine months of 2011 from the same period last year. Cash provided by financing activities will increase in future periods to the extent we use net borrowings to fund purchases of paper or operations.

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

•

as a measure of operating performance for the financial covenants in our Credit Agreement, because it provides information related to our ability to provide cash flows for investments in purchased receivables, capital expenditures, acquisitions and working capital requirements.

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$3,070,602	$4,246,262	$7,815,007	$5,377,236
Adjustments:
Income tax expense (benefit)	2,405,567	(6,751,024)	6,018,137	(6,010,134)
Interest expense, net	2,631,635	2,997,331	7,931,995	8,513,020
Depreciation and amortization	944,118	1,168,685	2,994,633	3,477,396
Share-based compensation	289,581	274,056	1,073,241	972,500
Gain on sale of assets, net	(92,075)	(480,291)	(86,182)	(799,596)
Impairment of assets	—	812,400	—	812,400
Purchased receivables amortization	31,143,323	31,537,649	107,137,652	103,253,632
FTC related charges	1,354,633	84,452	1,597,560	303,589

Adjusted EBITDA	$41,747,384	$33,889,520	$134,482,043	$115,900,043

Collections and operating expenses, net of the adjustment items, are the primary drivers of Adjusted EBITDA. During the third quarter of 2011, Adjusted EBITDA was $7.9 million, or 23.2%, higher than the same period of 2010. This increase was a result of an increase in cash collections of $8.6 million offset by a decrease in operating expenses of $0.4 million related to the restructuring charges discussed above. Excluding those charges, Adjusted EBITDA for the third quarter would have been higher than 2010 by $7.5 million, or 21.8%. During the first nine months of 2011, Adjusted EBITDA was $18.6 million, or 16.0%, higher than in the same period of 2010. This increase was a result of an increase in cash collections of $15.6 million combined with a decrease in applicable operating expenses of $3.1 million. For 2010, applicable operating expenses included $0.4 million related to the restructuring actions discussed above. Excluding those charges, Adjusted EBITDA for the first nine months of 2011 would have been higher than 2010 by $18.2 million, or 15.6%.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of September 30, 2011:

	Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter
Operating lease obligations	$1,101,177	$4,241,368	$4,242,985	$4,261,212	$3,857,759	$1,555,114
Capital lease obligations	18,805	112,828	23,242	—	—	—
Purchase obligations	757,146	2,367,523	1,717,523	853,548	799,548	145,960
Forward flow obligations (1)	3,265,650	5,007,000	—	—	—	—
Revolving credit (2)	—	41,400,000	—	—	—	—
Term loan (3)	375,000	1,500,000	130,359,956	—	—	—
Contractual interest on derivative instruments	313,128	946,267	—	—	—	—

Total (4)	$5,830,906	$55,574,986	$136,343,706	$5,114,760	$4,657,307	$1,701,074

(1)	We have four forward flow contracts that have terms beyond September 30, 2011 with the last contract expiring in July 2012.
(2)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in June 2012 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is not included within the amount outstanding as of September 30, 2011.

(3)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in June 2013. The variable interest is not included within the amount outstanding as of September 30, 2011.
(4)	We have a liability of $1.1 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of the payment cannot be reliably estimated.

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

Goodwill impairment is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the book value. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

At the time of the most recent annual goodwill impairment test, November 1, 2010, market capitalization was 31.1% higher than book value and goodwill was not considered impaired. However, because market capitalization was less than book value during certain extended periods throughout 2011, we performed an interim step one analysis to assess the fair value of our single reporting unit. The estimate of fair value of our goodwill reporting unit, the purchased receivables operating segment, is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. We performed a discounted cash flow analysis which resulted in fair value in excess of book value by 3.1%, which indicated goodwill was not impaired. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash collections, revenues, cash flows, growth rates, and discount rates which we base on our budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit, which we calculated to be 17.5%. A discount rate of 19.6% was used in the prior year for a similar discounted cash flow analysis. The decrease in the discount rate in the current period was a result of decreases in the risk free rate and the beta rate, offset in part by increases in risk premiums. A 25 basis point increase in the discount rate or a decrease in cash flow of approximately $600 thousand in each year of the analysis would have resulted in an excess of book value over fair value.

In order to corroborate the discounted cash flow results, we also prepared a market analysis to calculate the fair value of our reporting unit. This market analysis took into consideration the fair value of our assets and liabilities utilizing our own assessment, and publicly available industry information, on sale multiples. This analysis also resulted in fair value in excess of book value and in excess of the results of the discounted cash flow analysis, which provided additional step one support that indicated goodwill was not impaired. In addition, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our market valuation and book value. We performed a calculation of an implied control premium of our business, which supported the difference between the market valuation and book value. Based on the fair value calculations and the control premium reconciliation, we believe there was no impairment of Goodwill at September 30, 2011.

The assessment of fair value of goodwill will change in future periods based on a mix of the results of operations, changes in forecasted profitability and cash flows, assumptions used in our fair value models and other market factors that may change the risk inherent in the reporting unit, most importantly factors impacting our cost of equity and the regulatory environment. We will continue to monitor these factors and related changes, which may require us to prepare an interim analysis prior to the next required annual assessment. At September 30, 2011, the carrying value of goodwill was $14.3 million. If there is an impairment in future periods, it is likely all or portion of the carrying value of goodwill would be recorded as an impairment of assets in the consolidated statements of operations. This charge would be a non-cash event, and therefore as such, would not have a material impact on our business, operations or ability to borrow on our Credit Facilities. In addition, the non-cash charge would not impact the covenants in our Credit Facilities or other contractual commitments.

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

We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to recover deferred tax assets fully. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. We account for uncertain tax positions using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Recently Issued Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies” of the accompanying consolidated financial statements for further information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. Accordingly, we may periodically enter into interest rate swap agreements for non-trading purposes to mitigate the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities were $173.6 million and $157.3 million as of September 30, 2011 and December 31, 2010, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125.0 million. Every year thereafter, on the anniversary of the swap agreement the notional amount decreases by $25.0 million. The outstanding unhedged borrowings on our Credit Facilities were $139.6 million as of September 30, 2011. During September 2011, the Company acquired an interest rate cap, expiring in November 2011, to mitigate the risk on the remaining amount of the principal required to be covered under the terms of the Credit Agreement. Interest rates on unhedged borrowings may be based on the prime rate or LIBOR, at our discretion. Assuming a 200 basis point increase in interest rates on the unhedged borrowings, interest expense would have increased approximately $1.7 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

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

As previously reported, the FTC commenced an investigation into our debt collection practices under the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Federal Trade Commission Act. The Company and its counsel continue to seek to resolve this matter and we believe it is nearing a final resolution. Although no assurances can be given as to the timing or terms of a final resolution, we believe it would include a consent decree that will, among other things, require additional disclosures to consumers and a monetary penalty. We do not believe that the resolution of this matter will have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company’s Repurchases of Its Common Stock

The following table provides information about the Company’s common stock repurchases during the third quarter of 2011:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July (1)	1,310	$4.94	—	—
August (1)	10,759	4.50	—	—
September	—	—	—	—

Total	12,069	$4.55	—	—

(1)	The shares were withheld for tax obligations in connection with the vesting of restricted share units. The shares were withheld at the fair market value on the vesting date of the restricted share units.

We did not sell any equity securities during the third quarter of 2011 that were not registered under the Securities Act.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2011.

ASSET ACCEPTANCE CAPITAL CORP.

Date: November 2, 2011	By:	/s/ RION B. NEEDS
Rion B. Needs
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2011	By:	/s/ REID E. SIMPSON
Reid E. Simpson
Senior Vice President—Finance and
Chief Financial Officer (Principal Financial and Accounting Officer)