Form 10-K
period 2011-12-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2012-03-06
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 Commission file number 000-50552

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2011 (based on the June 30, 2011 closing sales price of $4.04 of the registrant’s Common Stock, as reported on The NASDAQ Global Select Market on such date) was $64,052,996.

Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, at February 16, 2012:

30,684,552 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be held on May 10, 2012 are incorporated by reference into Part III of this Report.

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

General

We have been purchasing and collecting defaulted or charged-off accounts receivable portfolios from consumer credit originators since 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, retail merchants, telecommunications and other utility providers. Since these receivables are delinquent or past due, we are able to purchase them at a substantial discount. We purchase and pursue collections on charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize collections. From January 1, 2002 through December 31, 2011, we purchased 1,234 consumer debt portfolios, with an original charged-off face value of $44.6 billion for an aggregate purchase price of $1.2 billion, or 2.76% of face value, net of buybacks.

When considering whether to purchase a portfolio, we conduct a quantitative and qualitative analysis to appropriately price the debt. This analysis includes the use of our proprietary pricing and collection probability model and draws upon our extensive experience in the industry. We have developed experience across a wide range of asset types at various stages of delinquency, having made purchases across more than 20 different asset types from over 150 different debt sellers since 2002. The delinquency stage refers to the date the debt was charged-off and the number of agencies that previously attempted to collect the debt. We selectively deploy our capital in the fresh, primary, secondary and tertiary delinquency stages, defined as:

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

We have a long-standing history in the industry, have built relationships with debt sellers and provide post-sale service. Unlike some third party collection agencies that do not own the debt and attempt collections for a period of only six to twelve months, we generally take a long-term approach to the collection effort as we are the owners of the debt. We apply an approach that encourages cooperation with the debtors to make a lump sum payment in full or to formulate a repayment plan, thereby converting debtors into paying customers. In addition, for debtors who we believe have the ability to repay their debt but do not do so voluntarily, we may proceed with legal remedies to obtain collections. Our long-term approach allows us to invest in various collection management and analysis tools that may be too costly for short-term oriented collection agencies. In many cases, we continue to receive collections on individual portfolios for more than ten years from the date of purchase.

In addition, we finance the sales of consumer product retailers through our Consumer Credit, LLC subsidiary and license our collection software through our Legal Recovery Solutions, LLC (“LRS”) subsidiary.

History

Our business originated in 1962 for the purpose of purchasing and collecting charged-off accounts receivable and became a publicly traded company in February 2004.

On April 28, 2006, the Company completed a stock purchase transaction of 100% of the outstanding shares of Premium Asset Recovery Corporation (“PARC”) to expand its existing healthcare receivable portfolio collection activities. During 2010, the Company committed to exit healthcare accounts receivable purchase and collection activities, and, on December 15, 2010, dissolved our PARC subsidiary.

In July 2010, the Company formed LRS as a new wholly-owned subsidiary. On July 21, 2010, LRS completed an acquisition of substantially all of the assets of BSI eSolutions, LLC (“BSI”), which was a software technology company providing products and services to the debt collection industry, including the collection software we were implementing to replace our legacy system. LRS continues to provide services and license the software to other entities. The results of operations for LRS since the acquisition have not been material.

The diagram below depicts our organizational structure, including our principle operating subsidiaries:

As used in this Annual Report, all references to us mean Asset Acceptance Capital Corp. (“AACC”), a Delaware corporation, and all wholly-owned subsidiaries (referred to in our financial statements as the “Company”).

Purchasing

Typically, we purchase portfolios in response to a request to bid received from a prospective seller. Our portfolio acquisitions team cultivates relationships with known and prospective sellers. We have purchased portfolios from over 150 different debt sellers since 2002, including many of the largest consumer lenders in the United States. While we have no policy limiting purchases from a single debt seller, we purchase from a diverse set of sellers and base purchasing decisions on constantly changing economic and competitive conditions as opposed to long-term relationships with any particular seller. Depending on market conditions and opportunities presented by certain sellers, we may enter into forward flow contracts. Forward flow contracts commit a seller to sell charged-off receivables to us for a fixed percentage of the face value over a specified time period, which typically ranges between three and twelve months. Forward flow contracts may be attractive to us because the account demographics are similar from month-to-month, which provides us with operational predictability and consistency.

We purchase our portfolios through a variety of sources, including consumer credit originators, private brokers and debt resellers. Debt resellers are debt purchasers that sell accounts at some point in time after purchase. Generally, portfolios are purchased either competitively, through a mix of sealed bids or on-line auctions, or through privately-negotiated transactions between the credit originator or other holders of consumer debt and us.

Each potential acquisition begins with a quantitative and qualitative analysis of the portfolio. In the initial stages of this due diligence process, we review basic data on the portfolio’s accounts. This data typically includes the account number, the consumer’s name, address, social security number, phone numbers, outstanding balance, date of charge-off, date of last payment and date of account origination, to the extent debt sellers provide this data. We analyze this information and cross reference it with data on our existing accounts, focusing on certain key metrics, such as the state of the debtor’s last known residence, type of debt, balance ranges, time remaining on the credit bureaus, time remaining within the statute of limitations, and debtor prior payment history with us. In addition, we generally obtain certain qualitative factors relating to the portfolio from the sellers, primarily related to their origination and collection practices.

As part of our due diligence, we evaluate each portfolio to develop a bid range utilizing our proprietary pricing model. This analytically driven model considers certain characteristics of the prospective portfolio, historical analysis of similar portfolios, estimated potential recoveries and estimated collection expenses. In addition, we also consult with our collections management to help ascertain collectability and potential collection and legal strategies.

Once we have compiled and analyzed available data, we consider market conditions and determine an appropriate bid price or bid range. The recommended bid price or bid range, along with a summary of our due diligence, is submitted to our investment committee for approval. After approval, and acceptance of our offer by the seller, a purchase agreement is negotiated. Buyback provisions are generally incorporated into the purchase agreement for bankrupt, fraudulent, paid prior or deceased accounts and, typically, the credit originator either agrees to repurchase these accounts or replace them with acceptable accounts within certain time frames, generally within 90 to 180 days. Upon execution of the purchase agreement, we receive title to the accounts and the transaction is funded.

The following table categorizes our purchased receivables portfolios acquired from January 1, 2002 through December 31, 2011 by major asset type:

($ and accounts in thousands) Asset Type	Face Value of Charged-off Receivables(1)%		No. of Accounts	%
General Purpose Credit Cards	$23,473,120	52.7%	8,868	26.9%
Private Label Credit Cards	6,565,214	14.7	7,739	23.4
Telecommunications/Utility/Gas	3,116,527	7.0	7,907	24.0
Installment Loans	2,709,238	6.1	437	1.3
Healthcare	2,463,853	5.5	4,098	12.4
Health Club	1,365,396	3.1	1,057	3.2
Auto Deficiency	595,301	1.3	105	0.3
Other(2)	4,262,956	9.6	2,794	8.5

Total	$44,551,605	100.0%	33,005	100.0%

(1)

Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resales, payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Other”.

(2)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order.

The age of a charged-off consumer receivables portfolio, the time since an account has been charged-off by the credit originator and the number of times a portfolio has been placed with third parties for collection purposes are important factors in determining the price at which we will offer to purchase a portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase it, due to the fact that older receivables are typically more difficult to collect, and generally closer to the expiration of credit bureau reporting and the statute of limitations for legal actions. The consumer debt collection industry generally places receivables into the fresh, primary, secondary or tertiary categories depending on the age and number of third parties that have previously attempted to collect the receivables. We will purchase accounts at any point in the delinquency cycle. We deploy our capital within these delinquency stages based upon availability and the relative value of the available debt portfolios.

The following table categorizes our purchased receivables portfolios acquired from January 1, 2002 through December 31, 2011 by delinquency stage:

($ and accounts in thousands) Delinquency Stage	Face Value of Charged-off Receivables(1)%		No. of Accounts	%
Fresh	$2,821,501	6.3%	1,510	4.6%
Primary	5,101,042	11.4	4,846	14.7
Secondary	11,877,417	26.7	9,135	27.7
Tertiary	24,751,645	55.6	17,514	53.0

Total	$44,551,605	100.0%	33,005	100.0%

(1)

Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resales, payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Tertiary”.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state and therefore may impact cost and collectability. In addition, economic factors vary regionally and are factored into our purchasing analysis.

The following table illustrates our purchased receivables portfolios acquired from January 1, 2002 through December 31, 2011 based on geographic location of the debtor at the time of the purchase:

($ and accounts in thousands) Geographic Location	Face Value of Charged-off Receivables(1)%		No. of Accounts	%
Texas	$5,952,351	13.4%	5,231	15.9%
California	5,879,223	13.2	3,848	11.7
Florida	4,686,495	10.5	2,424	7.3
New York	2,738,461	6.1	1,467	4.5
Michigan	2,165,428	4.9	2,416	7.3
Ohio	1,791,584	4.0	2,108	6.4
Illinois	1,727,678	3.9	1,722	5.2
Pennsylvania	1,560,609	3.5	1,037	3.1
New Jersey	1,480,861	3.3	1,188	3.6
North Carolina	1,318,170	3.0	774	2.4
Georgia	1,248,506	2.8	903	2.7
Arizona	942,508	2.1	631	1.9
Other(2)	13,059,731	29.3	9,256	28.0

Total	$44,551,605	100.0%	33,005	100.0%

(1)

Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resales, payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.

(2)	Each state included in “Other” represents less than 2.0% of the face value of total charged-off receivables.

Collection Operations

Our collection operations seek to maximize the recovery of our purchased receivables in a cost-effective manner. We have organized our collection operations into two channels; call center collections and legal collections. Within each of these channels we have specialized teams that handle certain types of collection activities and we utilize third parties to supplement internal capacity or expertise. We also utilize a network of data providers to periodically obtain updated account information to facilitate our collection activities.

Once a portfolio is purchased, we send notification letters to the debtors and analyze portfolio data to develop an effective collection strategy. This analysis includes a series of data preparation and information acquisition steps intended to ensure the accuracy of account information and help determine our collection efforts. Accounts are sorted and prioritized based on account type, status, balance size and various other demographics, as well as external collectability indicators. We segment inventory between our call center and legal collections channels, as well as our third party network, based on portfolio characteristics and analytics we use to manage capacity and overall inventory, allowing us to deploy unique collection strategies to each segment.

Call Center Collections Channel

Our call center account representatives handle substantially all collection activity related to the accounts they service. These activities include calling debtors manually and using our automated outbound dialer, inbound call management, providing required debtor notifications, skip tracing or debtor location efforts and negotiating settlements or payment plans. We utilize a standard call model that allows our account representatives to manage communications with debtors effectively. These activities are tracked and measured on an individual account representative basis and regular coaching and call monitoring occurs to improve performance and ensure compliance with regulatory requirements and internal procedures. Our performance-based model is driven by a bonus program that allows account representatives to increase their compensation based on their achievement of collection goals.

When initial telephone contact is made with a debtor, our account representatives are trained to go through a series of questions in an effort to ensure proper identification of the debtor, provide required disclosures, obtain accurate location and financial information, understand the reason the debtor may have defaulted on the account, assess the debtor’s willingness to pay and gather other relevant information that may be helpful in securing payment. If full payment is not available, the account representative will attempt to negotiate a settlement or arrange a payment plan. In an effort to maximize recoveries, we maintain settlement guidelines that account representatives, supervisors and managers must follow. Exceptions are handled by management on an account-by-account basis. If the debtor is unable to pay the balance in full or settle within allowed guidelines, monthly installment plans are encouraged in order to have the debtor resume a regular payment habit. Our experience has shown that debtors often respond favorably to this approach, which can result in settlement in full in the future.

We also utilize lettering strategies that correlate with our collector-initiated activities. Our lettering strategies are based on our analytics and often contain settlement offers to maximize collections in a cost efficient manner.

We periodically undertake skip tracing procedures to locate debtors. Skip tracing efforts are performed individually at the account representative level and in a batch process by third party information providers. The information received is either manually or systematically validated and is used in our efforts to locate debtors. Using these methods, we periodically refresh and supply updated account information to our account representatives to increase contact with the appropriate parties. The updated account information is stored within the collection platform and facilitates account segmentation and inventory modeling activities. Account segmentation and inventory modeling allow us to tailor our collection efforts based on a variety of account characteristics.

In addition to our internal call center collections operations, we have developed an extensive network of third party collection agencies to service accounts that exceed our internal capacity or that have specific skills we believe will yield a better outcome than working the accounts internally. For example, we may consider outsourcing small balance or aged segments of accounts while our account representatives focus on other populations of accounts. These third parties include both domestic and off-shore agencies, including an agency in India which we engaged to collect on our behalf utilizing our collection platform. These varying collection channels allow us to pursue what we believe is the most effective collection strategy for each account while managing capacity.

Legal Collections Channel

We analyze purchased accounts to identify those eligible for our legal process at both the time of purchase and throughout the collection cycle. Accounts are analyzed using a proprietary suit selection model to determine whether we believe the debtor has the ability but not the willingness to pay. Our suit selection model considers various attributes including the applicable statute of limitations, credit score, employment status and the state in which the debtor resides, together with other proprietary factors we believe help us assess the debtors’ ability to satisfy their obligations. Once accounts are selected, we transfer them into our legal collections channel.

Once in the legal collections channel, we generally attempt to contact the debtors in an effort to resolve the debt through settlement or payment plans. If we are unable to resolve the accounts and we believe that the debtor has the ability to pay, we may pursue legal action through our network of third party law firms. This process generally involves pursuing a legal judgment against the debtor. Once a judgment is obtained, our legal network utilizes various collection strategies to secure payment. If we ultimately determine the accounts are not eligible for suit, or if we are unable to secure a judgment, we transfer the accounts to our call center collections channel.

Our legal forwarding department consists of account representatives, support staff and associates monitoring activities with third party law firms who perform legal activities. We have engaged a preferred, third party law firm to perform the legal recovery function in 12 key states (including nine states previously serviced with in-house collection attorneys). We also work with a network of independent law firms throughout the country who collect for us on a contingent fee basis.

Our legal collections channel also includes our bankruptcy and probate departments. The bankruptcy department files proofs of claims for receivables that are included in consumer bankruptcies filed under Chapter 7 (resulting in liquidation and discharge of a debtor’s debts) and Chapter 13 (resulting in repayment plans based on the financial wherewithal of the debtor) of the U.S. Bankruptcy Code. The probate department and our network of third party law firms submit claims against estates involving deceased debtors having assets that may become available to us through a probate claim.

We have designed our legal policies and procedures to maintain compliance with debt collection standards and applicable state and federal laws while pursuing available legal options. We monitor our associates and our third party law firms for compliance with those requirements.

Seasonality

Refer to Part II. Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for the effect of seasonality on our business.

Competition

The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators that manage their own consumer receivables. Some of these companies may have substantially greater numbers of associates, more financial resources, more favorable operating structures and may experience lower account representative turnover rates than we do. Furthermore, some of our competitors may obtain alternative sources of financing, the proceeds from which may be used to fund expansion and to increase their number of charged-off portfolio purchases. Barriers to entry into the consumer debt collection industry are low. Companies with greater financial resources may elect at a future date to enter the consumer debt collection business. Furthermore, current debt sellers may change strategies and cease selling debt portfolios in the future.

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

We face bidding competition in our acquisition of charged-off consumer receivables. We believe successful bids are predominantly awarded based on price, but also are awarded based on service and relationships with the individual debt sellers, and the debt buyer’s ability to fund the deal. Some of our competitors may require increasing amounts of charged-off receivables to fund their operations, which could lead to increased competition for portfolios and higher prices. In addition, there has been consolidation of issuers of credit cards in recent years, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market and could eventually give the remaining sellers increasing market strength on the price and terms of the sale of charged-off accounts.

Technology Platform

We believe that information technology is critical to our success. Our key systems have been purchased from outside vendors and, with our input, have been tailored to meet our particular business needs. During 2010, we acquired the assets of BSI, the vendor that developed our collection application, including the software source code. We believe this acquisition allows us to further enhance features and functionality of our collection software and improve productivity in an efficient and cost effective manner. We maintain a full-time staff of technology professionals who monitor and maintain our information technology and communications structure. We utilize a centralized data center model, which leverages economies of scale in providing distributed computing capabilities.

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

•	integrate with our automated dialer to increase the number of contacts with our debtors;

•	integrate the scrub processes for data cleansing;

•	automate workflow standards to maximize system data output and user productivity;

•	connect to a document imaging system to allow our associates, with appropriate responsibilities, to view scanned account documents from their workstations;

•	automate management of third party networks;

•	limit an associate’s ability to work outside of Company guidelines;

•	query the appropriate database for any purpose which may be used for collection, compliance, reporting or other business matters;

•	establish parameters to comply with federal and state laws; and

•	provide comprehensive data feeds to our business intelligence application.

In order to minimize the potential impact of a disaster or other interruption of data or telephone communications that are critical to our business, we have:

•	a diesel generator sufficient in size to power our entire Warren, Michigan headquarters, including our centralized systems;

•	a back-up server sufficient in size to handle our collection platform located in a separate data center;

•	replication of data from the primary system to the backup system;

•	an ability to have inbound phone calls rerouted to other offices;

•	fire suppression systems in our primary and back-up data centers;

•	redundant data paths to each of our call center offices and data centers; and

•	daily back-up of all of our critical applications with the tapes transported offsite to a secure data storage facility.

In addition, we have dialer systems for incoming and outgoing calls that include call recording technology. We continuously review emerging technologies and will upgrade or replace our systems as needed to remain competitive.

Regulation and Legal Compliance—Collection Activities

We have a robust Compliance Department under the oversight of our Office of the General Counsel. Our Compliance Department assists with training our staff in relevant areas including extensive training on the Fair Debt Collection Practices Act and other relevant laws and regulations. Our Office of the General Counsel distributes guidelines and procedures for collection personnel to follow when communicating with customers, customers’ agents, attorneys and other parties during our collection efforts. They are also responsible for approving all written communications to debtors. In addition, our Office of the General Counsel regularly researches, and provides collections personnel and our training department with summaries and updates of changes in federal and state statutes and relevant case law so that they are aware of, and maintain compliance with, changing laws and judicial decisions. Our collection platform allows for integration of these guidelines and procedures which helps ensure associate compliance.

Federal, state and local statutes establish specific guidelines and procedures, which debt collection account representatives must follow when collecting on consumer accounts. It is our policy to comply with the provisions of all applicable federal, state and local laws in all of our collection activities, and, therefore, we have established comprehensive procedures for compliance. Failure to comply with these laws could lead to fines, lawsuits and disruption of our collection activities that could have a material adverse effect on us.

Our recent settlement of an FTC investigation into our debt collection practices, as discussed below under the caption “Legal Proceedings,” imposes additional disclosure and other obligations in connection with our collection of consumer debt. We have incorporated these additional obligations into our standard operating practices and procedures.

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

•

Dodd-Frank Wall Street Reform and Consumer Protection Act. This act authorized the creation of the Consumer Financial Protection Bureau (“CFPB”). The CFPB will have authority to regulate and examine the Company. While the CFPB will have wide ranging authority over the Company it is not yet possible to know what its specific impact will be. The CFPB recently proposed a rule that would authorize it to supervise the Company’s subsidiary, Asset Acceptance, LLC, as a larger participant in the market for consumer debt collections;

•

The Financial Privacy Rule. Promulgated under the Gramm-Leach-Bliley Act, this rule requires that financial institutions, including collection agencies, develop policies to protect the privacy of consumers’ private financial information and provide notices to consumers advising them of their privacy policies. It also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as allowed by the rule in connection with our collection efforts, our consumers are not entitled to any opt out rights under this rule. Both this rule and the Safeguards Rule described below are enforced by the Federal Trade Commission, which has retained exclusive jurisdiction over enforcement of them. Consumers do not have a private cause of action for violations of the Gramm-Leach-Bliley Act;

•

The Safeguards Rule. Also promulgated under the Gramm-Leach-Bliley Act, this rule specifies that we must safeguard financial information of consumers and have a written security plan setting forth information technology safeguards and the ongoing monitoring of the storage and safeguarding of electronic information;

•

NACHA—The Electronic Payments Association. This association regulates the use of the Automated Clearing House (“ACH”) system to make electronic funds transfers. All ACH transactions must comply with Federal Reserve Regulation E and the rules of the association. This association and Regulation E give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction;

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

It is possible that some of the receivables we have purchased were originated as a result of identity theft or unauthorized use. In such cases, we would not be able to recover the amount of the receivables. As a purchaser of charged-off consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. Most of our account purchase contracts allow us to return to the credit originators (within an agreed upon amount of time) certain accounts that may not be collectible at the time of purchase, due to these and other circumstances. Upon return, the credit originators or debt sellers are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit, to some extent, our losses on such accounts.

Associates

As of December 31, 2011, we employed 1,128 associates, including 1,090 associates on a full-time basis and 38 associates on a part-time basis.

Training

We have a comprehensive training program, primarily targeted at new account representatives. Our program emphasizes quality in collection activities, including compliance with laws and regulations, and contains a structured call model that is used to enhance communication skills and collection activities. We have updated our training program to include the obligations imposed on us by our recent settlement of the FTC investigation into our debt collection practices, as discussed below under the caption “Legal Proceedings.” Our training includes a blended learning approach, including classroom, interactive activities, computer-based training, e-learning and on-the-job training.

New call center collection account representatives are required to complete an eight-week training program. The program is divided into two four-week modules. The initial four-week module has weekly objectives using various learning activities, call certifications and tests. The first week includes federal, state and local collection laws (with particular emphasis on the FDCPA and the FACT Act), core Company policies and procedures and structured learning of our collection software. The second week includes training on our call model and effective call management techniques. During weeks three and four, new hires form a collection team and make supervised collection calls. Instruction and guidance is shared with new associates to improve productivity. Training includes discussion of challenges faced by associates while making collection calls. Based on those discussions, interactive activities are used to enhance collection and organization skills.

The second four-week training module starts the transition of the new hire collection team to the collection floor, where they are assigned collection and productivity goals and work under the direction of a transition supervisor. This team of new hires continues to enhance their knowledge of federal, state and local collection laws, the call model and policies and procedures. The team is closely monitored during this time and evaluated based on set criteria, which is used as part of the training process.

New legal collection account representatives are required to complete a two-week training program. The first week is the same for legal account representatives as is for non-legal collection account representatives. The second week of training focuses on our legal processes and procedures, collection software and job shadowing. After completing base level training, their training continues with their assigned leader who provides on-the-job monitoring and additional instruction on standard operating procedures for their department.

All account representatives are required to attend annual FDCPA/Compliance training and are tested on their knowledge of the FDCPA and other applicable laws. Account representatives who are not achieving our minimum standards are required to complete a FDCPA review session and are then retested. In addition, ongoing monitoring of our collection activities and changes in applicable laws and regulations helps to ensure compliance.

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

Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business and the imposition of financial penalties or cause other significant expenditures.

The collections industry is regulated under various federal and state laws and regulations. Many states and several cities require that we be licensed as a debt collection company. The Federal Trade Commission, state Attorneys General and other regulatory bodies have the ability to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. Failure to comply with applicable laws and regulations could result in significant penalties or the suspension or termination of our ability to conduct collection operations, which could materially adversely affect us. Our recent settlement of the FTC investigation into our debt collection practices does not preclude other investigations or actions by various state agencies or attorneys general that could result in additional fines or sanctions which could materially adversely affect us.

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

New federal, state or local laws or regulations, such as regulations adopted by the Consumer Financial Protection Bureau under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future or significantly increase the cost of regulatory compliance. The Consumer Financial Protection Bureau recently proposed a rule that would authorize it to supervise our subsidiary, Asset Acceptance, LLC, as a larger participant in the market for consumer debt collection, which may increase our cost of regulatory compliance or require changes in the way we conduct business. Any new laws, such as the Credit CARD Act of 2009 that limits fees and interest charges on credit card holders, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our charged-off consumer receivable portfolios and may have a material adverse effect on our business and results of operations. In addition, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of consumer receivables. The FTC has proposed amendments to the Fair Debt Collection Practices Act that, if enacted, may adversely affect our business and results of operations. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our charged-off consumer receivable portfolios, which could reduce our profitability and harm our business.

In addition to the possibility of new laws being enacted, it is possible that regulators and litigants may attempt to extend debtors’ rights beyond the current interpretations placed on existing statutes. These attempts could cause us to (i) expend significant financial and human resources in either litigating these new interpretations, or (ii) alter our existing methods of conducting business to comply with these interpretations, either of which could reduce our profitability and harm our business.

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

If we are unable to purchase charged-off consumer receivables from credit originators in sufficient face value amounts at appropriate prices, our business may be harmed. The availability of portfolios of consumer receivables at prices which generate an appropriate return on our investment depends on a number of factors, both within and outside of our control, including:

•	our ability to borrow to fund purchases;

•	the absence of significant contraction in the levels of credit being extended by credit originators;

•	the absence of significant contraction in the levels of consumer obligations;

•	charge-off rates;

•	continued growth in the number of industries selling charged-off consumer receivable portfolios;

•	continued sales of charged-off consumer receivable portfolios by credit originators;

•	debt sellers’ willingness to sell portfolios to us;

•	our ability to operate at a cost that permits us to be competitive in bidding for charged-off consumer receivable portfolios; and

•

competitive factors affecting potential purchasers and credit originators of charged-off receivables, including the number of firms engaged in the collection business and the capitalization of those firms, as well as new entrants seeking returns, that may cause an increase in the price we are willing to pay for portfolios of charged-off consumer receivables or cause us to overpay.

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

The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators and other owners of debt that manage their own charged-off consumer receivables. Some of these companies may have substantially greater numbers of associates, more financial resources and may experience lower account representative turnover rates than we do. Furthermore, some of our competitors may obtain alternative sources of financing, the proceeds from which may be used to fund expansion and to increase their number of charged-off portfolio purchases. Barriers to entry into the consumer debt collection industry are low. Companies with greater financial resources than we have may elect at a future date to enter the consumer debt collection business. Competitive pressures affect the availability and pricing of receivable portfolios as well as the availability and cost of qualified debt collection account representatives. In addition, some of our competitors have signed forward flow contracts under which consumer credit originators have agreed to transfer a steady flow of charged-off receivables to them in the future, which could restrict those credit originators from selling receivables to us.

We face bidding competition in our acquisition of charged-off consumer receivable portfolios. We believe successful bids generally are awarded based predominantly on price and to a lesser extent based on service and relationships with debt sellers. Some of our current competitors, and possible new competitors, may have more effective pricing and collection models, more efficient operating structures, greater adaptability to changing market needs and more established relationships in our industry than we have. Moreover, our competitors may elect to pay prices for portfolios that we determine are not reasonable and, in that event, our volume of portfolio purchases may be diminished. There can be no assurance that our existing or potential sources will continue to sell their charged-off consumer receivables at recent levels or at all, or that we will continue to offer competitive bids for charged-off consumer receivable portfolios. In addition, there continues to be a consolidation of issuers of credit cards, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market and, consequently, could over time, give the remaining sellers increasing market strength in the price and terms of the sale of charged-off credit card accounts and could cause us to accept lower returns on our investment in that paper than we have historically achieved.

If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to portfolios of charged-off consumer receivables in sufficient face value amounts at appropriate prices. As a result, we may experience reduced profitability which, in turn, may impair our ability to achieve our goals.

Instability in the financial markets, economic weakness or recession may affect our access to capital, our ability to purchase and collect receivables and our operating results.

Our success depends on our continued ability to purchase and collect charged-off consumer receivables. An elevated unemployment rate, increased inflation levels, depressed residential real estate values, tight availability of credit for consumers and other economic factors could negatively affect consumers’ ability to pay debts. We have experienced the impact of these economic factors on our collections in recent years. Continued depression or further declines in real estate values, high levels of unemployment and continuing credit and liquidity concerns could further reduce our ability to collect on our purchased consumer receivable portfolios and would adversely affect their value. Financial pressure on the distressed consumer may lead to regulatory restrictions on our collections and increased litigation filed against us.

In addition, instability in the financial markets may reduce our access to capital, which could lead to constraints on our ability to purchase receivables and support our operations. We may be unable to predict the likely duration or severity of any adverse economic conditions and the effects they may have on our business, financial condition, results of operations, and cash flows.

Our access to capital through our credit agreement is critical to our ability to continue to grow. If our available credit is materially reduced or the credit agreement is terminated and we are unable to replace it on favorable terms or at all, our ability to purchase charged-off receivables and our results of operations may be materially and adversely affected.

We believe that access to capital through our credit agreement has been critical to our ability to maintain our operations. Our inability to obtain financing and capital as needed or on terms acceptable to us would limit our ability to acquire additional receivable portfolios and to operate our business. In our continuing effort to maintain adequate access to funds to facilitate operations, we entered into an amended and restated credit agreement in 2011 which replaced our previous credit agreement. Under the amended and restated credit agreement, we have a $95.5 million revolving line of credit that expires November 14, 2016 and a $175.0 million term loan facility that matures on November 14, 2017. If our available credit is materially reduced or the credit agreement is terminated as a result of noncompliance with a covenant or other event of default, and if we are unable to replace it on relatively favorable terms or at all, our ability to purchase charged-off receivables to generate collections and cash flow would be limited and our results of operations may be materially and adversely affected.

All of our receivable portfolios are pledged to secure amounts owed to our lenders under our credit agreement. In addition, our credit agreement imposes a number of restrictive covenants on how we operate our business. These include financial covenants. As of December 31, 2011, we had the ability to borrow an additional $75.9 million on our revolving line of credit under the most restrictive of these financial covenants. Our ability to meet these financial covenants is predicated on our ability to continue to generate collections, revenues and other financial results at levels sufficient to satisfy the requirements of our credit agreement. Failure to satisfy any one of these covenants could result in all or any of the following consequences, each of which could have a material adverse effect on our ability to conduct business:

•	acceleration of outstanding indebtedness;

•	our inability to continue to purchase charged-off receivables needed to operate our business; or

•	our inability to secure alternative financing on favorable terms, if at all.

In addition, our credit agreement contains limitations and restrictions as to our ability to seek additional credit from other lenders, and requires that a portion of proceeds from issuance of our stock, or sales of assets be used to pay down our term loan facility.

A significant portion of our collections depend on our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor.

We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against debtors. A decrease in the willingness of courts to grant such judgments, a change in the requirements for filing such cases or obtaining such judgments, or a decrease in our ability to collect on such judgments could have a material and adverse effect on our results of operations. The FTC has issued a report encouraging states to impose specific, greater restrictions on litigation to collect consumer debt. As we increase our use of our legal channel for collections, our short-term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may not be able to collect on certain aged accounts because of applicable statutes of limitations. We may be unable to obtain account documents for some of the accounts we purchase which may negatively impact our ability to collect those accounts. Courts in some jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against the account debtors. If we are unable to produce account documents, these courts will deny our claims. We may be subject to adverse effects of regulatory changes that we cannot predict.

A significant portion of our collections are obtained from third parties.

We are dependent on third parties, primarily attorneys and other contingent collection agencies, to service our receivables. Significant changes in our relationships with these third parties or significant increases in costs associated with these third parties could adversely impact our financial position, results of operations and cash flows.

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

Our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty or operating malfunction (including outside influences such as computer viruses), could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately. Any failure of our information systems or software and their backup systems would interrupt our operations and harm our business. Computer and telecommunications technologies evolve rapidly. We may not be successful in anticipating, managing or adapting technological changes on a timely basis, which could reduce our profitability or disrupt our operations and harm our business. In addition, we rely significantly on various outside vendors for the software used in our operations. Our business would be disrupted and financial performance may be harmed if they were to cease operations or significantly reduce their support to us.

We are subject to examinations and challenges by tax authorities.

Our industry is relatively new and unique and, as a result, there are not well-defined laws, regulations or case law for us to follow that match our particular facts and circumstances for some tax positions. Therefore, certain tax positions we take are based on industry practice, tax advice and drawing similarities of our facts and circumstances to those in case law relating to other industries. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base and apportionment. Challenges made by tax authorities to our application of tax rules may result in adjustments to the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions, as well as inconsistent positions between different jurisdictions on similar matters. If any such challenges are made and are not resolved in our favor, they could have an adverse effect on our financial condition and results of operations.

We are dependent on our management team and key associates for the adoption and implementation of our strategies and the loss of their services could have a material adverse effect on our business.

Our future success depends on the continued ability to recruit, hire, retain and motivate highly skilled management and associates. The continued growth and success of our business is particularly dependent upon the continued services of our Chief Executive Officer and other executive officers. The loss of the services of one or more of our executive officers or other key associates could disrupt our operations and impair our ability to continue to acquire or collect on portfolios of charged-off consumer receivables and to manage our business. We do not maintain key person life insurance policies for our executive officers or key associates.

We generally account for purchased receivable revenues using the interest method of accounting in accordance with generally accepted accounting principles, which requires making reasonable estimates of the timing and amount of future cash collections. If the timing is delayed or the actual amount recovered by us is materially lower than our estimates, it could cause us to recognize impairments and negatively impact our earnings.

The estimates used in the interest method of revenue recognition (“Interest Method”) to calculate the projected internal rate of return (“IRR”) on our portfolios are primarily based on historical cash collections and payer dynamics. If actual future cash collections are materially different in amount or timing than the remaining collections estimate, earnings could be affected, either positively or negatively. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact to revenue in the form of yield increases or impairment reversals. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and may result in an impairment of the purchased receivable balance. Impairments cause reduced earnings and volatility in earnings which could have the effect of depressing the price per share of our common stock, reducing our consolidated tangible net worth and putting pressure on the financial covenants in our credit facilities. Refer to “Critical Accounting Policies—Revenue Recognition” on page 50 for further information regarding the Interest Method and estimates.

We may not be able to collect sufficient amounts on our charged-off consumer receivables, which would adversely affect our results of operations, our ability to satisfy debt obligations, our purchase of new portfolios and our future growth.

Our business consists of acquiring and collecting receivables that consumers have failed to pay and that the credit originator has deemed uncollectible and has charged-off. The credit originators or other debt sellers generally have attempted to recover on their charged-off consumer receivables before we purchase such receivables, often using a combination of in-house recovery and third party collection efforts. Because there generally have been multiple efforts to collect on these portfolios of charged-off consumer receivables before we attempt to collect on them, our attempts to collect may not be successful. Therefore, we may not collect a sufficient amount to cover our investment associated with purchasing the charged-off consumer receivable portfolios and the costs of running our business, which would adversely affect our results of operations. In addition, if cash flows from operations are less than anticipated, our ability to satisfy our debt obligations, purchase new portfolios and maintain profitability may be materially and adversely affected.

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

We are required to perform an impairment test on our goodwill annually or at any time when events occur which could affect the fair value of this asset. Our determination of whether an impairment has occurred is based on a comparison of the asset’s fair value with its book value. Several factors are considered when calculating fair value, some of which involve significant management estimates. Significant and unanticipated changes in circumstances, such as adverse changes in business climate, declining expectations of cash flows or operating results, adverse actions by regulators, unanticipated competition, or changes in technology or markets, could require an impairment in a future period that could substantially affect our reported earnings and reduce our consolidated net worth and shareholders’ equity.

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

Borrowings under our credit agreement bear interest at variable rates, with a floor of 150 basis points on London Inter Bank Offer Rate (“LIBOR”) denominated borrowings under our term loan facility. Although a portion of our outstanding borrowings have a fixed rate of interest as a result of an interest rate swap agreement, the interest rates for the majority of our borrowings are not fixed. In the future, we may amend or replace our credit agreement, which could significantly impact the rates of interest we pay. As a result, fluctuations in interest rates may adversely impact our financial position, results of operations and cash flows.

We may acquire charged-off receivable portfolios in industries in which we may have little or no experience. If we do not successfully collect on these portfolios, revenue may decline and our results of operations may be materially and adversely affected.

We may acquire portfolios of charged-off consumer receivables in industries in which we have limited experience, some which may have specific regulatory restrictions with which we have no experience. Our limited experience in these industries may impair our ability to effectively and efficiently collect on these portfolios. Furthermore, we need to develop appropriate pricing models for these markets, and there is no assurance that we will do so effectively. When pricing charged-off consumer receivables for industries in which we have limited experience, we attempt to adjust our models for expected or known differences from our traditional models. However, our pricing models are primarily based on historical data for industries in which we do have experience. This may cause us to overpay for these portfolios, and consequently, our profitability may suffer as a result of these portfolio acquisitions.

Negative attention and news regarding the debt collection industry and individual debt collectors may have a negative impact on a debtor’s willingness to pay the debt we acquire.

The following factors may cause consumers to be more reluctant to pay their debts or to pursue legal actions against us:

•

annually the FTC submits a report to Congress, which summarizes the complaints it has received regarding debt collection practices. The report contains the total number of complaints filed, the percentage of increases or decreases from the previous year in addition to an outline of key types of complaints;

•

print and television media publish stories about the debt collection industry which cite specific examples of abusive collection practices. These stories are also published on websites, which can lead to the rapid dissemination of the story adding to the level of exposure to negative publicity about our industry;

•	the Internet has websites where consumers list their concerns about the activities of debt collectors and seek guidance from other website posters on how to handle various situations; and

•	advertisements by “anti-collections” attorneys and credit counseling centers are becoming more common and add to the negative attention given to our industry.

As a result of this negative publicity, debtors may be more reluctant to pay their debts or could pursue legal action against us regardless of whether those actions are warranted. These actions could impact our ability to collect on the receivables we acquire and impact our ability to operate profitably.

Our operating results and cash collections may vary from quarter to quarter.

Our business depends on the ability to collect on our portfolios of charged-off consumer receivables. Collections tend to be seasonally higher in the first and second quarters of the year, due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year, due to consumers’ spending in connection with summer vacations, the holiday season and other factors. Operating expenses are seasonally higher during the first and second quarters of the year due to expenses necessary to process the increase in cash collections. Operating expenses also may fluctuate from quarter to quarter depending on our investment in court costs through our legal collection channel. However, revenue recognized is relatively level due to our application of the Interest Method of revenue recognition. In addition, our operating results may be affected to a lesser extent by the timing of purchases of portfolios of charged-off consumer receivables due to the initial costs associated with purchasing and integrating these receivables into our collection platform. Consequently, income and margins may fluctuate from quarter to quarter.

If our computer systems or third-party computer systems containing consumer information are compromised, we may be subject to liability and damage to our reputation.

Our computer systems, and systems of our third-party network, contain confidential consumer information. Any compromise of the security of these computer systems that results in the disclosure of personally identifiable customer information could damage our reputation, expose us to litigation, increase regulatory scrutiny and require us to incur significant technical, legal and other expenses.

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

The majority of our shares of common stock are held by relatively few shareholders. As of February 3, 2012, our directors, executive officers and beneficial owners of 5% or more of our common stock controlled approximately 79.2% in total of our outstanding shares. A sale of shares of the Company’s common stock by any of our significant holders may have the effect of depressing the price per share of our common stock because of the relatively low trading volume of our shares.

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

Item 1B.	Unresolved Staff Comments

We do not have any unresolved staff comments.

Item 2.	Properties

The following table provides information relating to our operating facilities:

Location	Approximate Square Footage	Lease Expiration Date	Use
Warren, Michigan	200,000	May 31, 2016	Principal executive offices, administrative departments and call center, with collections and legal channel support

Riverview, Florida	40,390	May 31, 2016	Call center, with collections and legal channel support

Tempe, Arizona	24,960	May 31, 2015	Call center

Sparks, Maryland	5,100	August 31, 2012	Software development and support

Prior to December 31, 2011, we announced the closing of the call center collection operations in our San Antonio, Texas office, effective January 6, 2012. Refer to Note 9, “Restructuring Charges” in the accompanying financial statements for additional information related to our office closures. We intend to sublease or settle this lease prior to its normal termination on November 30, 2014. We also exited four small legal collection offices as we shifted from using in-house attorneys to using a preferred third party law firm for certain legal channel collections. We believe our existing facilities are sufficient to meet our current needs and that suitable additional or alternative space will be available on a commercially reasonable basis.

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

On January 30, 2012, we announced a settlement of the FTC’s investigation of our debt collection practices with the filing of a consent decree in the United States District Court for the Middle District of Florida. The consent decree ended an FTC investigation that began in February 2006 under the Federal Trade Commission Act, Fair Debt Collection Practices Act and Fair Credit Reporting Act. As part of the consent decree, we agreed to undertake industry-leading consumer protection practices, including, among other things, furnishing additional disclosures when collecting debt past the statute of limitations. We also agreed to pay a civil penalty of $2.5 million. We do not expect our compliance with the consent decree to have a material adverse effect on our business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “AACC”. The following table sets forth the high and low closing sales prices for our common stock, as reported by The NASDAQ Global Select Market, for the periods indicated:

	2011		2010
	High	Low	High	Low
Fourth Quarter	$4.32	$2.80	$6.35	$4.77
Third Quarter	5.46	3.26	5.44	3.55
Second Quarter	5.97	3.13	8.16	4.12
First Quarter	7.21	5.26	7.41	5.14

On February 16, 2012, the last reported sale price of our common stock on The NASDAQ Global Select Market was $4.45 per share. As of that date, there were 34 record holders of our common stock.

We have not paid regular dividends on our common stock. Our Board of Directors will determine whether to pay any dividends in the future. This determination may depend on a variety of factors that our Board of Directors considers relevant, including our financial condition, results of operations, contractual restrictions, capital requirements and business prospects. In addition, our credit agreement limits the aggregate amount of dividends and other restricted payments to $15.0 million plus 50% of Consolidated Net Income for the period after December 31, 2011, as defined in the credit agreement, provided that we are able to borrow at least $15.0 million under the credit agreement before and after the payment. Our former credit agreement contained a similar requirement.

The information contained in the Equity Compensation table under “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report is incorporated herein by reference.

We did not sell any equity securities during 2011 that were not registered under the Securities Act.

Stock Performance Graph

The following graph compares the cumulative total return of our common stock from December 31, 2006 through December 31, 2011 against the NASDAQ Composite-Total Returns Index and the Morningstar Credit Services Index, which is our industry index. The graph assumes that $100 was invested in our common stock on December 31, 2006, as well as in each of the indices, and dividends, if any, were reinvested.

Total Return Date	AACC	NASDAQ Composite- Total Returns	Morningstar Credit Services
12/31/2006	$100.00	$100.00	$100.00
12/31/2007	72.03	110.66	72.02
12/31/2008	35.36	66.41	48.87
12/31/2009	46.91	96.54	76.99
12/31/2010	41.03	114.06	74.25
12/31/2011	27.05	113.16	98.43

Item 6.	Selected Financial Data

The following selected consolidated statements of financial position data as of December 31, 2007, 2008, 2009, 2010 and 2011 and related selected consolidated statements of operations data for each of the years then ended have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP (2007) and Grant Thornton, LLP (2008-2011), both independent registered public accounting firms. The data should be read in connection with the accompanying consolidated financial statements, related notes and other information included herein.

For more detailed information about our corporate history, see “Item 1. Business—History”.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands, except per share and dividend data)
STATEMENT OF OPERATIONS DATA:
Revenues
Purchased receivable revenues, net	$216,920	$195,794	$171,275	$232,901	$245,692
Gain on sale of purchased receivables	—	1,212	399	165	840
Other revenues, net	1,156	1,394	813	1,146	1,466

Total revenues	218,076	198,400	172,487	234,212	247,998

Expenses
Salaries and benefits	67,476	72,389	77,666	83,348	82,917
Collections expense	98,705	99,298	89,095	89,459	99,387
Occupancy	5,722	6,730	7,588	7,727	9,138
Administrative	9,025	9,818	8,694	10,511	10,529
Depreciation and amortization	4,166	4,666	4,107	3,955	4,275
Restructuring charges	75	4,225	—	—	906
Impairment of assets	—	—	1,168	616	267
(Gain) loss on disposal of equipment and other assets	(4)	214	355	222	137

Total operating expenses	185,165	197,340	188,673	195,838	207,556

Income (loss) from operations	32,911	1,060	(16,186)	38,374	40,442
Other income (expense)
Interest expense	(11,760)	(11,204)	(10,169)	(13,024)	(8,146)
Interest income	—	8	34	32	471
Loss on extinguishment of debt	(1,111)	—	—	—	—
Other	(32)	68	130	22	151

Income (loss) before income taxes	20,008	(10,068)	(26,191)	25,404	32,918
Income tax expense (benefit)	7,983	(8,452)	(9,757)	9,681	12,512

Net income (loss)	$12,025	$(1,616)	$(16,434)	$15,723	$20,406

Net income (loss) per share basic	$0.39	$(0.05)	$(0.54)	$0.51	$0.63
Net income (loss) per share diluted	$0.39	$(0.05)	$(0.54)	$0.51	$0.63
Weighted-average shares basic	30,763	30,693	30,634	30,566	32,517
Weighted-average shares diluted	30,834	30,693	30,634	30,592	32,604
Dividends per common share	$—	$—	$—	$—	$2.45

	December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
FINANCIAL POSITION DATA:
Cash	$6,991	$5,636	$4,935	$6,043	$10,474
Purchased receivables, net	348,711	321,318	319,772	361,809	346,199
Total assets	396,040	363,774	366,416	408,171	395,409
Deferred tax liability, net	60,474	52,864	57,525	64,470	60,165
Total debt, including capital lease obligations	172,344	157,462	160,301	181,550	191,268
Total stockholders’ equity	137,981	123,903	123,097	136,628	122,419

	Years Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
OPERATING AND OTHER FINANCIAL DATA:
Cash collections	$349,998	$328,818	$334,031	$369,578	$371,178
Operating expenses to cash collections	52.9%	60.0%	56.5%	53.0%	55.9%
Acquisitions of purchased receivables, at cost(1)	$160,939	$135,957	$120,887	$153,478	$169,298
Acquisitions of purchased receivables, at face value	$5,329,440	$3,782,610	$4,415,106	$3,759,299	$5,196,805
Acquisitions of purchased receivables cost as a percentage of face value	3.02%	3.59%	2.74%	4.08%	3.26%

(1)	Amount of purchased receivables at cost refers to the cash paid to a seller to acquire a portfolio less buybacks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to the differences include those discussed in “Item 1A. Risk Factors”, as well as those discussed elsewhere in this Annual Report. The references in this Annual Report to the U.S. Federal Reserve Board are to the Federal Reserve Statistical Release, dated February 7, 2012, and the Federal Reserve Consumer Credit Historical Data website (www.federalreserve.gov/releases/g19/hist/) or the Federal Reserve Charge-Off and Delinquency Rates on Loans and Leases at Commercial Banks website (www.federalreserve.gov/releases/chargeoff/).

Company Overview

We have been purchasing and collecting charged-off accounts receivable portfolios (“paper”) from consumer credit originators since 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, telecommunications and utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount. Over the last ten years, we purchased 1,234 consumer debt portfolios, with an original charged-off face value of $44.6 billion for an aggregate purchase price of $1.2 billion, or 2.76% of face value, net of buybacks. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize collections.

Macro-economic factors have impacted our results of operations both positively and negatively in recent years. Factors such as reduced availability of credit for consumers, a depressed housing market, elevated unemployment rates and other factors have had a negative impact on us by making it more difficult to collect from consumers on the paper we have acquired. We have observed recent positive trends in some of these indicators. For example, the average unemployment rate of 9.0% for 2011 is lower than the average unemployment rate for both 2009 and 2010. Conversely, while the supply of paper increased and prices dropped during 2009 and 2010, we have recently observed increased competition for available paper as well as a reduction in the supply of paper from certain credit originators. These factors contributed to the higher pricing we experienced during 2011, and are likely to impact pricing of paper in 2012. We expect macro-economic trends to continue to impact portfolio acquisition and collection results.

Higher prices for paper are likely to continue in the near term, which will put additional pressure on our ability to be profitable. One of our measures of our ability to be profitable is cost as a percent of collections of charged-off receivables, referred to as cost to collect. We have been reviewing our operating model in recent years, including our facilities, and making changes in order to reduce our cost to collect. Recent changes are described in more detail below. Those actions allowed us to reduce our cost to collect to 52.9% in 2011 from 56.5% in 2009. However, some of our competitors have significantly lower levels of costs as a percent of collections, which may allow them to offer higher amounts for purchasing paper. We expect to continue to review our operations and collection activities to identify additional opportunities to reduce our cost structure in order to remain competitive.

Our levels of purchasing showed year-over-year growth in both 2011 and 2010. During 2011, we purchased 18.4% more paper than in 2010 with a higher percentage of older paper than the previous year. During 2010, we purchased 12.5% more paper than in 2009. These increased levels of purchases contributed to increased collections in 2011. We saw an increase in pricing of paper in 2011, primarily in the newer stages of delinquency. We deploy our capital within the stages of delinquency based upon availability and our perception of the relative value of the available debt.

We executed an amended and restated credit agreement in the fourth quarter of 2011 which replaced our previous credit facilities that would have expired beginning in June 2012. Although the rates of interest in the new agreement are higher than in our prior agreement, the financial covenants are more favorable and we believe the refinancing will allow us to continue to purchase paper at or above prior levels without disruption to our operating plans.

Collections during 2011 increased 6.4% as compared to 2010 and each fiscal quarter of 2011 showed year-over-year growth. Improved collection results were driven by higher levels of purchasing in 2011 and 2010, as collections on portfolios are typically highest six to 18 months after purchase. Collections were also positively impacted by a combination of improved analytical tools used to create customized collection strategies and continued improvement in the utilization of our proprietary collection platform, which led to an increase in collector productivity. We grew collections for the year even though we closed three collection offices in 2010 and have not been purchasing or collecting healthcare receivables since the third quarter of 2010.

Purchased receivable revenues for 2011 were significantly higher than last year. This increase in revenue is primarily related to higher collections driven by improved collection strategies and analytics, higher average carrying balances of purchased receivables, increases in net impairment reversals and greater zero basis collections (collections on fully amortized portfolios). During 2011, we exceeded collection forecasts for certain portfolios allowing us to recognize yield increases and reverse certain previously recorded impairments. If collections continue to exceed our expectations, we may further increase yields or reverse additional impairments. However, if collections do not continue to meet expectations, we may be required to record impairments. The increase in revenue from zero basis collections directly impacted purchased receivable revenues, as collections on fully amortized pools are recognized as revenue in the period collected. Fully amortized portfolios are generally at least five years old, and become more difficult to collect as they continue to age.

In January 2012 we settled the FTC’s investigation into our debt collection practices, which has resulted in some changes to our practices and procedures in collecting consumer debt. Refer to “Legal Proceedings” for additional information of the FTC investigation.

In addition to the items discussed above, our results of operations are influenced by certain industry and economic trends, including:

•

Levels of outstanding consumer credit—According to the U.S. Federal Reserve Board, the amount of outstanding revolving and non-revolving consumer credit was $2.5 trillion in December 2011, which is consistent with the level of outstanding consumer credit in recent years. The level of consumer debt obligations indicates potential future charge-offs and availability of paper. Tightening credit standards or other factors in the future may result in lower consumer credit outstanding.

•

Charge-off rates—According to the U.S. Federal Reserve Board, the charge-off rate, the rate at which accounts are charged-off measured as a percentage of total outstanding consumer credit, decreased during 2011. In addition, the average charge-off rate for 2011 was lower than the average charge-off rate for 2010. If other factors remain constant, lower charge-off rates could result in fewer accounts available for purchase in the market, and may result in higher pricing.

•

Supply and pricing environment for purchased receivables—The supply and pricing of purchased receivables available in the market is influenced by the levels of outstanding consumer credit, charge-off rates and competition among buyers, among other factors. In general, prices increased in 2011 for paper in all stages of delinquency, with the most significant change in the fresh and primary segments.

•

Impact of macro-economic factors—Macro-economic factors affect consumers’ ability to satisfy outstanding debt. The residential real estate market in the United States began to experience a significant downturn in the second half of 2007 and real estate values generally remained depressed during 2011. The unemployment rate and the number of individual bankruptcy filings showed improvement during 2011, but remained elevated compared to historical levels, leaving individual consumers with fewer resources available to satisfy their debts and contributed to a continuing challenging collection environment.

Operating expenses during 2011 were favorable compared to 2010, primarily as a result of actions we took in 2010 to restructure our operations. The following is a summary of those actions:

•

Exited the purchase and collection of healthcare receivables—During 2010, we exited the healthcare accounts receivable purchase and collection activities conducted by our former PARC subsidiary and sold substantially all of our healthcare receivables to a third party. Because of the sale, we will forego future collections on these accounts. The historical impact of these collections was as follows:

	Twelve Months Ended December 31,
($ in thousands)	2011	2010
Collections from non-healthcare receivables	$349,998.3	$325,361.2
Collections from healthcare receivables	—	3,457.3

Total collections	$349,998.3	$328,818.5

•

Closed collection offices—In connection with ceasing the purchase and collection of healthcare receivables, we closed our Deerfield Beach office and dissolved our PARC subsidiary. In addition, we closed our Chicago and Cleveland call center collection operations and shifted their inventory of receivables to other collection channels. These office closures significantly reduced our account representative headcount and our call center footprint, removed redundancy and simplified our infrastructure needs.

•

Terminated third party agency relationship—We incurred a charge of $5.3 million in 2010 resulting from the termination for performance of a relationship with a third party service provider (“Third Party Charge”). The charge related to a cash payment to reimburse the third party for court costs incurred on our behalf that they would otherwise have recovered through commissions in subsequent periods.

•

Acquisition—In July of 2010, we completed the purchase of substantially all of the assets of BSI eSolutions, LLC (“BSI”), a software vendor, including the collection software it developed, which we had been implementing to replace our legacy collection platform. We made the acquisition to protect our investment in the software acquired and to enhance our ability to successfully complete implementation. In addition, we believe this acquisition allows us to further enhance our collection platform in an efficient and cost effective manner.

In 2011 we completed the follow action:

•

Announced the closure of our San Antonio office—We closed our San Antonio call center collection operation in January 2012 and shifted its inventory of receivables to other collection channels. In conjunction with closing this office, we incurred restructuring charges of $0.3 million during the fourth quarter of 2011 and anticipate $0.4 million in the first half of 2012. We expect this restructuring action to improve future annual Adjusted EBITDA by approximately $2.5 million per year.

We continually review our business and operations and look for opportunities to become more efficient.

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated:

	Percent of Total Revenues			Percent of Cash Collections
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Revenues
Purchased receivable revenues	99.5%	98.7%	99.3%	62.0%	59.5%	51.3%
Gain on sale of purchased receivables	0.0	0.6	0.2	0.0	0.4	0.1
Other revenues	0.5	0.7	0.5	0.3	0.4	0.2

Total revenues	100.0	100.0	100.0	62.3	60.3	51.6

Expenses
Salaries and benefits	31.0	36.5	45.0	19.3	22.0	23.3
Collections expense	45.3	50.0	51.7	28.2	30.2	26.7
Occupancy	2.6	3.4	4.4	1.6	2.0	2.3
Administrative	4.1	5.0	5.0	2.6	3.0	2.6
Depreciation and amortization	1.9	2.4	2.4	1.2	1.4	1.2
Restructuring charges	0.0	2.1	0.0	0.0	1.3	0.0
Impairment of assets	0.0	0.0	0.7	0.0	0.0	0.3
Loss on disposal of equipment and other assets	0.0	0.1	0.2	0.0	0.1	0.1

Total operating expense	84.9	99.5	109.4	52.9	60.0	56.5

Income (loss) from operations	15.1	0.5	(9.4)	9.4	0.3	(4.9)
Other income (expense)
Interest expense	(5.4)	(5.6)	(5.9)	(3.4)	(3.4)	(3.0)
Interest income	0.0	0.0	0.0	0.0	0.0	0.0
Loss on extinguishment of debt	(0.5)	0.0	0.0	(0.3)	0.0	0.0
Other	0.0	0.0	0.1	0.0	0.0	0.0

Income (loss) before income taxes	9.2	(5.1)	(15.2)	5.7	(3.1)	(7.9)
Income tax expense (benefit)	3.7	(4.3)	(5.7)	2.3	(2.6)	(3.0)

Net income (loss)	5.5%	(0.8)%	(9.5)%	3.4%	(0.5)%	(4.9)%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues is the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Cash collections	$350.0	$328.8	$21.2	6.4%	100.0%	100.0%
Purchased receivable amortization	(133.1)	(133.0)	(0.1)	0.0	(38.0)	(40.5)

Purchased receivable revenues	$216.9	$195.8	$21.1	10.8%	62.0%	59.5%

The 6.4% increase in cash collections for the year ended December 31, 2011 was a result of a combination of higher levels of recent purchasing, improved use of analytical tools and continued improvement in the utilization of our proprietary collection platform, which provided efficiencies that helped improve collector productivity, particularly in our legal collections channel. Refer to the “Cash Collections” tables on page 44 for additional information on collections by channel. Although the overall collection environment remained challenging, we saw some improvement in general macro-economic factors, which improved debtor’s ability to repay their obligations. Compared to prior year results, investment in purchased receivables increased by 18.4% in 2011 and 12.5% in 2010. Generally, collections are strongest on portfolios six to 18 months after purchase, therefore, these increases have had a positive impact on current collections. Cash collections included collections from fully amortized portfolios, or zero basis collections, of $50.7 million and $49.4 million for 2011 and 2010, respectively, of which 100% was reported as revenue. The increase in these collections was a result of shifts in our work strategy and other initiatives.

The amortization rate of 38.0% for the year ended December 31, 2011 was 250 basis points lower than the amortization rate of 40.5% for the same period of 2010. The decline in the amortization rate was a result of higher weighted-average yields, higher net impairment reversals and higher zero basis collections. During 2011, we increased yields on multiple portfolios from the 2006 through 2010 vintages, which results in a higher percentage of cash collections being applied to purchased receivable revenue and less to amortization. Increases in assigned yields are generally a result of increases in expected future collections. We recognized net impairment reversals of $6.2 million during the year compared to net impairment reversals of $2.3 million in 2010. These impairment reversals were also a result of increased expectations for future collections on certain portfolios from the 2005 through 2010 vintages. The increase in zero basis collections in 2011 also reduced the amortization rate since those collections are recorded as revenue in the period collected. Refer to “Supplemental Performance Data” on Pages 40 and 41 for a summary of purchased receivable revenues and amortization rates by year of purchase and an analysis of the components of collections and amortization.

Revenues on portfolios purchased from our top three sellers were $85.4 million and $78.0 million during 2011 and 2010, respectively. The top three sellers were the same in both twelve-month periods.

Investments in Purchased Receivables

We generate revenue from our investments in portfolios of charged-off consumer accounts receivable. Ongoing investments in purchased receivables are critical to continued generation of revenues. From period to period, we may buy charged-off receivables of varying age, type and demographics. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next. Total purchases consisted of the following:

	Years Ended December 31,
($ in millions, net of buybacks)	2011	2010	Change	Percent
Acquisitions of purchased receivables, at cost	$160.9	$136.0	$24.9	18.4%
Acquisitions of purchased receivables, at face value	$5,329.4	$3,782.6	$1,546.8	40.9%
Percentage of face value	3.02%	3.59%
Percentage of forward flow purchases, at cost of total purchasing	32.6%	46.0%
Percentage of forward flow purchases, at face value of total purchasing	23.0%	35.0%

Our investment in purchased receivables increased in 2011 compared to the prior year, which was consistent with our strategy to increase purchasing levels over those in 2010. The face value of purchased receivables increased by a greater percentage than the amount paid as a result of a lower average cost of purchases in 2011 because we purchased a higher percentage of older paper during the year. For instance, we purchased less than 25% of paper in the fresh and primary stages of delinquency in 2011 compared to over 40% in 2010. Fresh and primary paper generally have a higher purchase price than paper in the other stages of delinquency. As a result of fluctuations in the mix of purchases of receivables, the costs of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Forward flow contracts commit a seller to sell charged-off receivables to us for a fixed percentage of the face value over a specified time period. Purchases from forward flows in 2011 included 99 portfolios from 25 forward flow contracts. Purchases from forward flows in 2010 included 87 portfolios from 17 forward flow contracts. We bid on forward flow contracts based on their availability in the market and our evaluation of the relative value of the accounts. As a result, our investment in purchased receivables through these agreements fluctuates from period to period.

Operating Expenses

Operating expenses are traditionally measured in relation to revenues; however, we measure operating expenses in relation to cash collections. We believe this is appropriate because amortization rates, the difference between cash collections and revenues recognized, vary from year to year. Amortization rates vary due to seasonality of collections, impairments, impairment reversals and other factors and can distort the analysis of operating expenses when measured against revenues. Additionally, we believe a substantial portion of our operating expenses are variable in relation to cash collections.

The following table summarizes the significant components of our operating expenses:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Salaries and benefits	$67.5	$72.4	$(4.9)	(6.8)%	19.3%	22.0%
Collections expense	98.7	99.3	(0.6)	(0.6)	28.2	30.2
Occupancy	5.7	6.7	(1.0)	(15.0)	1.6	2.0
Administrative	9.0	9.8	(0.8)	(8.1)	2.6	3.0
Restructuring and impairment of assets	0.1	4.2	(4.1)	(98.2)	—	1.3
Other	4.2	4.9	(0.7)	(14.7)	1.2	1.5

Total operating expenses	$185.2	$197.3	$(12.1)	(6.2)%	52.9%	60.0%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Compensation—revenue generating	$37.1	$44.5	$(7.4)	(16.6)%	10.6%	13.5%
Compensation—administrative	18.1	15.4	2.7	17.6	5.2	4.7
Benefits and other	12.3	12.5	(0.2)	(1.7)	3.5	3.8

Total salaries and benefits	$67.5	$72.4	$(4.9)	(6.8)%	19.3%	22.0%

Compensation for our revenue generating departments was lower in 2011 due to lower average headcount of in-house account representatives. We significantly reduced headcount for our collection operations starting in the second half of 2010 in connection with our restructuring actions to close three collection offices. During 2011, we had an average of 659 in-house account representatives, including supervisors, compared to an average of 879 in 2010. Higher compensation for our administrative departments in 2011 was a result of the addition of new associates from the BSI acquisition in July 2010 and higher performance-based incentive compensation for management. Benefits and other expenses related to compensation were slightly lower in 2011, primarily as a result of a decline in the number of associates, offset in part by higher expenses for Company contributions to our 401(k) plan, which were reinstated in the third quarter of 2011, and our self-insured medical programs.

Collections Expense. The following table summarizes the significant components of collections expense:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2011	2010	Change	Percentage Change	2011	2010
Forwarding fees	$45.7	$40.8	$4.9	12.0%	13.1%	12.4%
Court and process server costs	29.1	31.7	(2.6)	(8.0)	8.3	9.6
Lettering campaigns and telecommunications costs	14.8	15.5	(0.7)	(4.5)	4.2	4.7
Data provider costs	5.0	6.1	(1.1)	(18.0)	1.4	1.9
Other	4.1	5.2	(1.1)	(21.8)	1.2	1.6

Total collections expense	$98.7	$99.3	$(0.6)	(0.6)%	28.2%	30.2%

Forwarding fees include fees paid to third parties to collect on our behalf, including our agency firm in India. These fees increased in 2011 compared to 2010 as a result of an increase in accounts placed with third party agencies and higher cash collections generated by third parties, primarily in our non-legal channel. Collections from third party relationships were $152.8 million and $117.9 million, or 43.6% and 35.9% of cash collections, for 2011 and 2010, respectively. Fees paid to agencies are typically a percentage of collections generated, with rates that vary based on the age and type of paper that we outsource. Our agency firm in India is paid a fixed rate per representative, along with certain performance incentives, so overall forwarding rates will vary based on the relative performance of this firm.

Court costs related to our legal collections decreased year over year primarily as a result of a charge of $5.3 million in 2010 resulting from the termination for performance of a relationship with a third party service provider. Excluding this charge, court costs increased in 2011 compared to 2010 as a result of higher legal activity driven by higher purchasing in 2011 and an increase in the number of accounts in the legal collection channel. The legal collection model requires an up-front investment in court costs and other fees, which we expense as incurred. There generally is a considerable delay before we generate collections on the accounts in the legal process. This delay can cause a change in court costs that is disproportionate to the change in legal collections.

As a result of our improved analytical capabilities and continuous review of operational strategies, we were able to more effectively utilize variable collection activities, such as dialing, lettering campaigns and use of data provider services, resulting in reductions in the related expenses. Generally, these costs are higher in the first six months after purchase of a portfolio as we initiate collection activities. We were also able to favorably renegotiate the terms of certain telecommunications contracts, which helped reduce volume related expenses. Other collection expenses were lower in 2011 compared to 2010 as a result of actions taken to reduce technical and software support costs.

Occupancy. Occupancy expenses declined to $5.7 million in 2011 from $6.7 million in 2010, primarily as a result of the restructuring actions to close our Deerfield Beach, Chicago and Cleveland collection offices during the second half of 2010. We continue to review our capacity to ensure we are utilizing all of our space effectively.

Administrative. Administrative expenses decreased to $9.0 million in 2011 from $9.8 million for 2010. The decrease was primarily related to reductions in legal fees related to the FTC investigation and consulting fees. Total FTC charges were $1.7 million and $2.0 million in 2011 and 2010, respectively. Each year included $1.25 million of charges for an estimated civil penalty as part of the consent decree settlement.

Restructuring and Impairment of Assets. Restructuring charges were $0.1 million in 2011 compared to $4.2 million in 2010. Charges during 2011 were related to closing our San Antonio, Texas collection office. Charges during 2010 were related to closing three collection offices and exiting healthcare receivable purchase and collection activities.

Interest Expense. Interest expense was $11.8 million for 2011, an increase of $0.6 million compared to $11.2 million during 2010. During the fourth quarter of 2011, we entered into a new amended and restated credit agreement, which resulted in higher interest and additional deferred financing costs, including an original issue discount of $11.4 million that will be amortized over the remaining term of the credit agreement. In addition, the increase in interest expense was due to an increase in average borrowings, which were $167.4 million during 2011 compared to $160.8 million in 2010. As a result of entering into the new credit agreement, interest expense, including amortization of deferred financing costs and amortization of the original issue discount, will be higher in future periods than it would have been under the terms of the former credit agreement. Refer to “Liquidity and Capital Resources” for additional information.

Loss on extinguishment of debt. Loss on extinguishment of debt was $1.1 million in 2011. The loss related to the write-off of the unamortized portion of deferred financing costs related to our prior term loan.

Income Taxes. We recognized income tax expense of $8.0 million for 2011 and a tax benefit of $8.5 million for 2010. The current year tax expense reflects a federal tax rate of 37.4% and a state tax rate of 2.5% (net of federal tax effect). For 2010, the federal tax rate was 81.0% and state tax rate was 2.9% (net of federal tax effect).

The 2011 rate differed from the expected federal statutory rate of 35% primarily due to the additional accrual for the FTC non-deductible civil penalty of $1.25 million. The 2010 rate differed from the expected federal statutory rate of 35% primarily due to our decision to dissolve PARC, which resulted in (i) a benefit of $5.2 million related to a worthless stock deduction to be claimed for our disposition of PARC, (ii) a benefit of $2.2 million related to the write-off of intercompany advances to PARC, (iii) an expense of $0.3 million related to the write-off of intangible assets associated with PARC, and (iv) an expense of $1.8 million related to the write-off of PARC’s prior net operating losses that will no longer be recognizable in future periods.

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

The amortization rate of 40.5% for the year ended December 31, 2010 was 820 basis points lower than the amortization rate of 48.7% for the same period of 2009. The improvement in the amortization rate was primarily a result of net impairments of $49.5 million recorded in 2009. The impairments were a result of significant declines in expectations for future collections on certain portfolios, particularly in the 2004 to 2007 vintage years. By contrast, results for 2010 included net impairment reversals of $2.3 million. Even though amortization as a percent of collections was more favorable in 2010 compared to the prior year, revenues, absent the effect of impairments, were lower as a result of a decrease in collections on fully amortized portfolios, a lower average carrying value of purchased receivables as a result of the impairments recognized in the fourth quarter of 2009, and lower average IRRs on recent purchases. Refer to “Supplemental Performance Data” on Page 40 and 41 for a summary of purchased receivable revenues and amortization rates by year of purchase and an analysis of the components of collections and amortization.

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

	Years Ended December 31,
($ in millions, net of buybacks)	2010	2009	Change	Percent
Acquisitions of purchased receivables, at cost	$136.0	$120.9	$15.1	12.5%
Acquisitions of purchased receivables, at face value	$3,782.6	$4,415.1	$(632.5)	(14.3)%
Percentage of face value	3.59%	2.74%

Our investment in purchased receivables increased in 2010 compared to the prior year, which was consistent with our strategy to increase purchasing levels over those in 2009. We purchased 41.8% of paper in the fresh and primary stages of delinquency in 2010 compared to 15.5% during 2009. Fresh and primary papers generally have a higher purchase price than paper in the other stages of delinquency. As a result of fluctuations in the mix of purchases of receivables, the costs of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Investments under Forward Flow Contracts

Forward flow contracts commit a debt seller to sell charged-off receivables to us, and commit us to purchase receivables for a fixed percentage of the face value. Forward flow contracts may be attractive to us because they provide operational advantages from the consistent amount and type of accounts acquired. Forward flow purchases consisted of the following:

	Years Ended December 31,
($ in millions, net of buybacks)	2010	2009	Change	Percent
Forward flow purchases, at cost	$62.6	$59.4	$3.2	5.2%
Forward flow purchases, at face value	$1,325.3	$1,827.1	$(501.8)	(27.5)%
Percentage of face value	4.72%	3.25%
Percentage of forward flow purchases, at cost of total purchasing	46.0%	49.2%
Percentage of forward flow purchases, at face value of total purchasing	35.0%	41.4%

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

Operating Expenses

Operating expenses are traditionally measured in relation to revenues, however, we measure operating expenses in relation to cash collections. We believe this is appropriate because amortization rates, the difference between cash collections and revenues recognized, vary from year to year. Amortization rates vary due to seasonality of collections, impairments and other factors and can distort the analysis of operating expenses when measured against revenues. Additionally, we believe that the majority of our operating expenses are variable in relation to cash collections.

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

Compensation for our revenue generating departments was lower in 2010 due to lower average headcount of in-house account representatives, partially offset by increased incentive compensation. Benefits were favorable to the prior year due to the suspension of the Company matching component of our 401(k) plan and favorable healthcare benefit expenses, in part a result of increased associate contributions for these benefits.

Collections Expense. The following table summarizes the significant components of collections expense:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2010	2009	Change	Percentage Change	2010	2009
Forwarding fees	$40.8	$37.5	$3.3	8.8%	12.4%	11.2%
Court and process server costs	31.7	22.8	8.9	39.0	9.6	6.8
Lettering campaigns and telecommunications costs	15.5	17.6	(2.1)	(11.9)	4.7	5.3
Data provider costs	6.1	5.8	0.3	5.2	1.9	1.7
Other	5.2	5.4	(0.2)	(3.7)	1.6	1.7

Total collections expense	$99.3	$89.1	$10.2	11.5%	30.2%	26.7%

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

Administrative. Administrative expenses increased to $9.8 million in 2010 from $8.7 million for 2009. The increase is primarily related to defense charges for the FTC investigation, including an accrual for estimated settlement of $1.25 million, partially offset by a reduction in outside consulting fees.

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

The 2010 rate differed from the expected federal statutory rate of 35% primarily due to our decision to dissolve PARC, which resulted in (i) a benefit of $5.2 million related to a worthless stock deduction to be claimed for our disposition of PARC, (ii) a benefit of $2.2 million related to the write-off of intercompany advances to PARC, (iii) an expense of $0.3 million related to the write-off of intangible assets associated with PARC, and (iv) an expense of $1.8 million related to the write-off of PARC’s prior net operating losses that will no longer be recognizable in future periods.

Supplemental Performance Data

The following tables and analysis show select data related to our purchased receivables portfolios including purchase price, account volume and mix, historical collections, cumulative and estimated remaining collections, productivity and certain other data that we believe is important to understanding our business. Total estimated collections as a percentage of purchase price provides a view of how acquired portfolios are expected to perform in relation to initial purchase price. This percentage reflects how well we expect our paper to perform, regardless of the underlying mix. Also included is a summary of our purchased receivable revenues by year of purchase, which provides additional vintage level detail of collections, net impairments or reversals and zero basis collections.

The primary factor in determining purchased receivable revenue is the IRR assigned to the carrying value of portfolios. When carrying balances go down or assigned IRRs are lower than historical levels, revenue will generally be lower. When carrying balances increase or assigned IRRs go up, revenue will generally be higher. Purchased receivable revenue also depends on the amount of impairments or impairment reversals recognized. When collections fall short of expectations or future expectations decline, impairments may be recognized in order to write-down a portfolio’s balance to reflect lower estimated total collections. When collections exceed expectations or the future forecast improves, we may reverse previously recognized impairments or increase assigned IRRs when there are no previous impairments to reverse. Zero basis collections are collections on portfolios that no longer have a carrying balance and therefore do not generate revenue by applying an assigned IRR. Collections on these portfolios are recognized as purchased receivables revenue in the period collected.

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase as of December 31, 2011:

Year of Purchase	Number of Portfolios	Purchase Price(1)	Cash Collections	Estimated Remaining Collections(2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	($ in thousands)
2004	106	$86,536	$280,454	$184	$280,638	324%
2005	104	100,746	219,045	6,656	225,701	224
2006	154	142,227	329,120	28,889	358,009	252
2007	158	169,298	285,039	48,660	333,699	197
2008	164	153,478	235,603	81,310	316,913	206
2009	123	120,887	178,218	148,691	326,909	270
2010	122	135,956	110,299	178,005	288,304	212
2011	133	160,939	40,462	334,546	375,008	233

Total	1,064	$1,070,067	$1,678,240	$826,941	$2,505,181	234%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

(2)

Estimated remaining collections are based in part on historical cash collections. Please refer to forward-looking statements within Item 1A. “Risk Factors” on page 13 and “Critical Accounting Policies” on page 50 for further information regarding these estimates.

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

The following table summarizes our quarterly portfolio purchases since January 1, 2009:

($ in thousands)
Quarter of Purchase	Number of Portfolios	Purchase Price(1)	Face Value
Q1 2009	31	$21,746	$736,632
Q2 2009	22	19,622	715,804
Q3 2009	33	36,903	1,584,750
Q4 2009	37	42,616	1,377,920
Q1 2010	28	29,609	818,400
Q2 2010	41	48,420	1,494,859
Q3 2010	34	41,143	1,172,119
Q4 2010	19	16,785	297,232
Q1 2011	37	46,374	1,227,703
Q2 2011	39	49,382	1,600,261
Q3 2011	31	38,419	1,320,253
Q4 2011	26	26,764	1,181,223

Total	378	$417,783	$13,527,156

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of December 31, 2011:

($ in thousands)
Year of Purchase	Unamortized Balance	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2004	$184	$86,536	0.2%	0.1%
2005	2,199	100,746	2.2	0.6
2006	8,809	142,227	6.2	2.5
2007	21,278	169,298	12.6	6.1
2008	31,481	153,478	20.5	9.0
2009	46,680	120,887	38.6	13.4
2010	85,994	135,956	63.3	24.7
2011	152,086	160,939	94.5	43.6

Total	$348,711	$1,070,067	32.6%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.

The following table summarizes purchased receivable revenues and amortization rates by year of purchase:

	Year ended December 31, 2011
Year of Purchase	Collections	Revenue	Amortization Rate(1)	Monthly Yield(2)	Net Impairments (Reversals)	Zero Basis Collections
2006 and prior	$79,506,740	$65,073,002	N/M	N/M	$(8,344,400)	$43,649,643
2007	36,610,606	17,261,410	52.9%	4.65%	(170,000)	1,037,961
2008	47,668,069	25,465,249	46.6	5.02	—	5,965,147
2009	69,121,427	38,523,502	44.3	5.28	2,304,000	36,428
2010	76,629,430	38,987,433	49.1	3.09	—	—
2011	40,462,024	31,609,322	21.9	3.25	—	—

Totals	$349,998,296	$216,919,918	38.0%	5.34%	$(6,210,400)	$50,689,179

	Year ended December 31, 2010
Year of Purchase	Collections	Revenue	Amortization Rate(1)	Monthly Yield(2)	Net Impairments (Reversals)	Zero Basis Collections
2005 and prior	$66,351,793	$53,860,550	N/M	N/M	$(1,852,856)	$41,245,515
2006	35,935,075	20,699,103	42.4%	6.88%	(588,054)	4,132,956
2007	49,142,614	25,669,601	47.8	4.08	105,467	2,375,440
2008	62,549,786	29,168,202	53.4	3.42	—	849,701
2009	81,170,136	45,049,351	44.5	3.91	—	825,894
2010	33,669,086	21,346,794	36.6	2.73	—	—

Totals	$328,818,490	$195,793,601	40.5%	5.05%	$(2,335,443)	$49,429,506

	Year ended December 31, 2009
Year of Purchase	Collections	Revenue	Amortization Rate(1)	Monthly Yield(2)	Net Impairments (Reversals)	Zero Basis Collections
2004 and prior	$76,818,620	$59,351,726	N/M	N/M	$9,916,500	$51,005,995
2005	22,725,619	2,276,130	90.0%	0.88%	11,770,000	1,968,651
2006	53,239,336	19,573,500	63.2	3.00	19,855,000	6,523,756
2007	69,890,696	31,214,488	55.3	3.05	6,994,000	3,204,897
2008	83,430,138	38,422,017	53.9	2.91	969,254	332,543
2009	27,926,188	20,437,420	26.8	3.98	—	124,996

Totals	$334,030,597	$171,275,281	48.7%	4.27%	$49,504,754	$63,160,838

(1)	“N/M” indicates that the calculated percentage is not meaningful.

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

The following factors contributed to the change in amortization rates from prior years:

•

Total amortization was higher while the amortization rate declined for 2011 compared to prior years. The decline in the amortization rate was the result of higher net impairment reversals and higher zero basis collections. The increase in total amortization was primarily a result of higher average portfolio balances and collections. Portfolio balances that amortize too slowly in relation to current or expected collections may lead to impairments. If portfolio balances amortize too quickly and we expect collections to continue to exceed expectations, previously recognized impairments may be reversed, or if there are no impairments to reverse, we may increase assigned yields;

•	amortization of receivables balances for 2011 increased compared to prior years as a result of higher average balances of purchased receivables and higher collections on amortizing pools;

•

net impairments are recorded as additional amortization, and increase the amortization rate, while net reversals have the opposite effect. Higher net impairment reversals during 2011 reduced total amortization compared to prior years; and

•	higher zero basis collections in 2011 compared to 2010 reduced the amortization rate because 100% of these collections are recorded as revenue and do not contribute towards portfolio amortization.

	Years Ended December 31,
($ in millions)	2011	2010	2009
Cash collections:
Collections on amortizing pools	$299.3	$279.4	$270.8
Zero basis collections	50.7	49.4	63.2

Total collections	$350.0	$328.8	$334.0

Amortization:
Amortization of receivables balances	$137.3	$133.5	$105.9
Impairments	2.8	1.1	50.3
Reversals of impairments	(9.0)	(3.5)	(0.8)
Cost recovery amortization	2.0	1.9	7.3

Total amortization	$133.1	$133.0	$162.7

Purchased receivable revenues, net	$216.9	$195.8	$171.3

Amortization rate	38.0%	40.5%	48.7%
Core amortization rate(1)	44.5%	47.6%	60.1%

(1)	The core amortization rate is calculated as total amortization divided by collections on amortizing portfolios.

Account Representative Tenure and Productivity

We measure traditional call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays the experience of our account representatives:

In-House Account Representatives, including Supervisors, by Experience

	Years Ended December 31,
	2011	2010	2009
One year or more(1)	369	514	587
Less than one year(2)	290	365	422

Total	659	879	1,009

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.

(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new associates in training.

Off-Shore Account Representatives(1)

	Years Ended December 31,
	2011	2010	2009(2)
Number of account representatives	250	227	17

(1)	Based on number of average off-shore account representatives staffed by a third party agency measured on a per seat basis.

(2)	Includes activity beginning in November 2009 averaged over the 12-month period.

The following table displays our account representative productivity:

Overall Account Representative Collection Averages

	Years Ended December 31,
	2011	2010	2009(1)
Overall collection averages	$176,779	$164,206	$156,391

(1)

Amounts for 2009 were adjusted to remove supervisors from the collection average which is consistent with the current presentation. Supervisors do not have collection goals; therefore, we believe this presentation better represents our collection averages.

In-house account representative average collections per FTE increased during 2011 by 7.7% as compared to 2010. Account representative productivity improved as a result of increased purchasing during 2011 over 2010 and 2010 over 2009, coupled with more effective training programs, better utilization of our standardized collection methodology, targeted lettering and dialing strategies and improved analytical models and tools, including improved channel management strategies. In-house account representative average collections per FTE increased in 2010 by 5.0% as compared to 2009, as a result of the increase in purchasing in 2010 coupled with more effective training programs and better utilization of our standardized collection methodology.

Cash Collections

The following tables provide further detailed vintage collection information on an annual and a cumulative basis:

Historical Collections(1)

($ in thousands)
Year of Purchase	Purchase Price(2)	Years Ended December 31,
		2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Pre-2002		$98,201	$90,940	$77,975	$66,214	$50,370	$36,278	$23,634	$15,938	$10,777	$9,568
2002	$72,255	22,339	70,813	72,024	67,649	55,373	39,839	24,529	15,957	11,367	9,536
2003	87,146	—	36,067	94,564	94,234	79,423	58,359	38,408	23,842	15,774	12,440
2004	86,536	—	—	23,365	68,354	62,673	48,093	32,276	21,082	13,731	10,881
2005	100,746	—	—	—	23,459	60,280	50,811	35,638	22,726	14,703	11,428
2006	142,227	—	—	—	—	32,751	101,529	79,953	53,239	35,994	25,654
2007	169,298	—	—	—	—	—	36,269	93,183	69,891	49,085	36,611
2008	153,478	—	—	—	—	—	—	41,957	83,430	62,548	47,668
2009	120,887	—	—	—	—	—	—	—	27,926	81,170	69,121
2010	135,956	—	—	—	—	—	—	—	—	33,669	76,629
2011	160,939	—	—	—	—	—	—	—	—	—	40,462

Total		$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$334,031	$328,818	$349,998

Cumulative Collections(1)
($ in thousands)
Year of Purchase	Purchase Price(2)	Total Through December 31,
		2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
2002	$72,255	$22,339	$93,152	$165,176	$232,825	$288,198	$328,037	$352,566	$368,523	$379,890	$389,426
2003	87,146	—	36,067	130,631	224,865	304,288	362,647	401,055	424,897	440,671	453,111
2004	86,536	—	—	23,365	91,719	154,392	202,485	234,761	255,843	269,574	280,455
2005	100,746	—	—	—	23,459	83,739	134,550	170,188	192,914	207,617	219,045
2006	142,227	—	—	—	—	32,751	134,280	214,233	267,472	303,466	329,120
2007	169,298	—	—	—	—	—	36,269	129,452	199,343	248,428	285,039
2008	153,478	—	—	—	—	—	—	41,957	125,387	187,935	235,603
2009	120,887	—	—	—	—	—	—	—	27,926	109,096	178,217
2010	135,956	—	—	—	—	—	—	—	—	33,669	110,298
2011	160,939	—	—	—	—	—	—	—	—	—	40,462

Cumulative Collections as Percentage of Purchase Price(1)
Year of Purchase	Purchase Price(2)	Total Through December 31,
		2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
2002	$72,255	31%	129%	229%	322%	399%	454%	488%	510%	526%	539%
2003	87,146	—	41	150	258	349	416	460	488	506	520
2004	86,536	—	—	27	106	178	234	271	296	312	324
2005	100,746	—	—	—	23	83	134	169	191	206	217
2006	142,227	—	—	—	—	23	94	151	188	213	231
2007	169,298	—	—	—	—	—	21	76	118	147	168
2008	153,478	—	—	—	—	—	—	27	82	122	154
2009	120,887	—	—	—	—	—	—	—	23	90	147
2010	135,956	—	—	—	—	—	—	—	—	25	81
2011	160,939	—	—	—	—	—	—	—	—	—	25

(1)	Does not include proceeds from sales of receivables.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Seasonality

The success of our business depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. Operating expenses are seasonally higher during the first and second quarters of the year due to expenses necessary to process the increase in cash collections. Operating expenses also may fluctuate from quarter to quarter depending on our investment in court costs through our legal collection channel. However, revenue recognized is relatively level, excluding the impact of impairments, due to the application of the Interest Method of revenue recognition. In addition, our operating results may be affected to a lesser extent by the timing of purchases of portfolios of charged-off consumer receivables due to the initial costs associated with initiating collection activities and integrating these receivables into our collection platform. Consequently, income and margins may fluctuate from quarter to quarter.

The following table summarizes our quarterly cash collections:

Cash Collections

Quarter	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
First	$91,284,934	26.1%	$89,215,330	27.1%	$94,116,937	28.2%	$100,264,281	27.1%	$95,853,350	25.8%
Second	89,171,558	25.5	84,214,073	25.6	87,293,577	26.1	95,192,743	25.8	95,432,021	25.7
Third	87,437,890	25.0	78,860,926	24.0	77,832,357	23.3	90,775,528	24.6	90,748,442	24.5
Fourth	82,103,914	23.4	76,528,161	23.3	74,787,726	22.4	83,345,578	22.5	89,144,650	24.0

Total cash collections	$349,998,296	100.0%	$328,818,490	100.0%	$334,030,597	100.0%	$369,578,130	100.0%	$371,178,463	100.0%

We segregate our collection operations into two primary channels, call center collections and legal collections. Our call center collections include our in-house call center operations and third party collection agencies, including an agency in India. Our legal collections include our call centers, legal support staff, bankruptcy and probate teams and our legal forwarding network. The following table illustrates cash collections and percentages by source:

	Years ended December 31,
	2011		2010		2009		2008		2007(1)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Call center collections	$192,907,463	55.1%	$181,415,069	55.2%	$180,469,613	54.0%	$205,536,988	55.6%	$208,500,875	56.2%
Legal collections	157,090,833	44.9	147,403,421	44.8	153,560,984	46.0	164,041,142	44.4	162,677,588	43.8

Total cash collections	$349,998,296	100.0%	$328,818,490	100.0%	$334,030,597	100.0%	$369,578,130	100.0%	$371,178,463	100.0%

(1)	Certain cash collections have been reclassified to conform to the current period presentation.

The average collection payment size grew 12.2% to $174 during 2011. This increase reflects the net impact of a 12.7% increase in the size of average call center collection payments and an increase of 11.5% in the size of average legal payments when compared to 2010. The increase in call center payment size was a result of continued improvement in targeted collections strategies which we began to implement in 2010. The overall increase in the size of payments from the legal channel was due to continued improvements in our dialing and lettering strategies, increases in average garnishment payments and efficiencies provided by utilization of our proprietary collection platform.

The average payment size of collections grew 4.5% to $155 during 2010. This increase reflects the net impact of an 11.0% increase in the size of average call center collection payments and a decrease of 3.1% in the size of average legal payments when compared to 2009. The increase in call center payment size was a result of collections on paper with higher average balances coupled with a more effective training program, better utilization of our standardized collection methodology, and more targeted lettering and dialing strategies. The overall decrease in the size of payments from the legal channel was influenced by improvements in our dialing and lettering strategies offset by negative trends in our ability to garnish assets.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings, purchasing property and equipment and working capital to support growth. We believe that cash generated from operations combined with borrowings currently available under our credit facilities will be sufficient to fund our operations for the next twelve months, although no assurance can be given in this regard. In the future, if we need additional capital for investment in purchased receivables or working capital to grow our business or acquire other businesses, we may seek to sell additional equity or debt securities or increase the availability under our revolving credit facility.

Borrowings

We entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, effective November 14, 2011 (the “Credit Agreement”). Under the terms of the Credit Agreement, we have a five-year $95.5 million revolving credit facility which expires in November 2016 (the “Revolving Credit Facility”), which may be limited by financial covenants, and a six-year $175.0 million term loan facility which expires in November 2017 (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Agreement replaced a similar credit agreement with JPMorgan Chase Bank, N.A entered into during June 2007. The prior agreement allowed for a $100.0 million revolving credit facility and a $150.0 million term loan facility expiring in June 2012 and 2013, respectively.

We incurred $5.5 million in deferred financing costs and $11.4 million of original issue discount related to the Term Loan Facility as a result of entering into the new Credit Agreement. We also incurred deferred financing costs of $0.8 million and $1.8 million during the years ended December 31, 2010 and 2009, respectively, to amend the former credit agreement. We expensed the unamortized portion of deferred financing costs related to the former term loan of $1.1 million during the year ended December 31, 2011, which is included in “Loss on extinguishment of debt”, in the accompanying consolidated statements of operations.

The Credit Facilities bear interest at a rate per annum equal to, at our option, either:

•

a base rate equal to the higher of (a) the Federal Funds Rate plus 0.5%, and (b) the prime commercial lending rate as set forth by the administrative agent’s prime rate, plus an applicable margin which (1) for the Revolving Credit Facility, will range from 3.0% to 3.5% per annum based on the Leverage Ratio (as defined), and (2) for the Term Loan Facility is 6.25%; or

•

a LIBOR rate, not to be less than 1.5% for the Term Loan Facility, plus an applicable margin which (1) for the Revolving Credit Facility, will range from 4.0% to 4.5% per annum based on the Leverage Ratio, and (2) for the Term Loan Facility is 7.25%.

The Credit Agreement includes an accordion loan feature that allows us to request an aggregate $75.0 million increase in the Revolving Credit Facility and/or the Term Loan Facility. The Credit Facilities also include sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans (which bear interest at the bank’s alternative rate, which was 4.25% at December 31, 2011). The Credit Agreement is secured by substantially all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of December 31, 2011 were:

•	Leverage Ratio (as defined) cannot exceed 1.5 to 1.0 at any time; and

•

Ratio of Consolidated Total Liabilities (as defined) to Consolidated Tangible Net Worth (as defined) cannot exceed (i) 2.5 to 1.0 at any time prior to June 30, 2014, or (ii) 2.25 to 1.0 at any time thereafter; and

•

Ratio of Cash Collections (as defined) to Estimated Quarterly Collections (as defined) must equal or exceed 0.80 to 1.0 for any fiscal quarter, and if not achieved, must then equal or exceed 0.85 to 1.0 for the following fiscal quarter for any period of two consecutive fiscal quarters.

The financial covenants may restrict our ability to borrow against the Revolving Credit Facility. At December 31, 2011, total available borrowings on the Revolving Credit Facility were $87.3 million; however, capacity to borrow under the terms of the financial covenants was limited to approximately $75.9 million. The limitation is based on the Leverage Ratio, which was the most restrictive financial covenant at December 31, 2011. Borrowing capacity may be reduced under this ratio in the future if there are significant declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings.

The Credit Agreement contains a provision that requires us to repay Excess Cash Flow (as defined) to reduce the indebtedness outstanding under the Term Loan Facility. The Excess Cash Flow repayment provisions are:

•	75% of the Excess Cash Flow for such fiscal year if the Leverage Ratio was greater than 1.25 to 1.0 as of the end of such fiscal year;

•	50% of the Excess Cash Flow for such fiscal year if the Leverage Ratio was less than or equal to 1.25 to 1.0 but greater than 1.0 to 1.0 as of the end of such fiscal year; or

•	0% if the Leverage Ratio is less than or equal to 1.0 to 1.0 as of the end of such fiscal year.

We were not required to make an Excess Cash Flow payment based on the results of operations for the years ended December 31, 2011 and 2010. We made Excess Cash Flow payments on the former term loan facility of $9.0 million and $2.4 million in March 2010 and 2009, respectively, based on the provisions of the former credit agreement.

The Term Loan Facility requires quarterly repayments over the term of the agreement, with the remaining principal balance due on the maturity date. The following table details required repayment amounts:

Year Ending December 31,	Amount
2012	$8,750,000
2013	8,750,000
2014	14,000,000
2015	22,748,000
2016	22,748,000
2017(1)	98,004,000

(1)	Includes three quarterly principal payments with the remaining balance due on the maturity date.

Voluntary prepayments are permitted on the Term Loan Facility subject, in some cases, to certain breakfunding fees. If a voluntary prepayment is made on or prior to November 14, 2012, we must pay a premium of 2.0% of the amount prepaid, and if such prepayment is made after November 14, 2012 but on or before November 14, 2013, we must pay a prepayment premium of 1.0% of the amount prepaid. There are no premiums for voluntary prepayments made after November 14, 2013.

Commitment fees on the unused portion of the Revolving Credit Facility are paid quarterly, in arrears, and are calculated as an amount equal to a margin of 0.50% on the average amount available on the Revolving Credit Facility.

The Credit Agreement requires us to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the Term Loan Facility. This requirement is effective 90 days after the effective date of the new Credit Agreement. Refer to Note 5 of the consolidated financial statements, “Derivative Financial Instruments and Risk Management”, for additional information on our derivative financial instruments that satisfy this requirement.

Outstanding borrowings on notes payable were as follows:

	December 31,
	2011	2010
Term Loan Facility	$175,000,000	$133,359,956
Revolving Credit Facility	8,200,000	23,900,000
Original issue discount on Term Loan	(11,077,130)	—

Total Notes Payable	$172,122,870	$157,259,956

Weighted average interest rate on total outstanding borrowings	8.56%	5.30%
Weighted average interest rate on revolving credit facility	4.57%	3.88%

Total outstanding borrowings in 2011, net of the original issue discount on the Term Loan Facility, increased by $25.9 million. The increase resulted from borrowings of $16.9 million in order to fund upfront fees related to the new Credit Facilities and borrowings to fund higher portfolio purchases during the year. The increase in interest rates and fee amortization resulting from the amended and restated Credit Agreement will have the effect of increasing interest expense by approximately $10.0 million in 2012, if our borrowing levels remain consistent.

We were in compliance with all covenants of the Credit Agreement as of December 31, 2011.

Cash Flows

The majority of our cash flow requirements are for purchases of receivables and payment of operating expenses. Historically, these items have been funded with internal cash flow and with borrowings against our Revolving Credit Facility. For the year ended December 31, 2011, we invested $160.5 million in purchased receivables primarily by using internal cash flow. Our cash balance increased from $5.6 million at December 31, 2010 to $7.0 million as of December 31, 2011. We also made net borrowings on our Credit Facilities of $25.9 million during 2011. At December 31, 2011, we had the ability to increase the borrowings on our Revolving Credit Facility by approximately $75.9 million.

Our operating activities provided cash of $19.4 million, $7.9 million and $31.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash provided by operating activities is generated primarily from operating income earned through cash collections as adjusted for non-cash items and the timing of payments of income taxes, timing of payments for accounts payable and changes to accrued liabilities. We rely on cash generated from our operating activities and from the principal collected on our purchased receivables, included as a component of investing activities, to allow us to fund operations and re-invest in purchased receivables. Cash provided by operations increased as a result of lower operating expenses and higher deferred income taxes. We recorded net impairment reversals of $6.2 million and $2.3 million for the years ended December 31, 2011 and 2010, respectively, which resulted in negative non-cash adjustments to net income when determining cash flow from operating activities. In 2009, we recorded $49.5 million of net impairment charges, which was a positive non-cash adjustment to net income when determining cash flow from operating activities. Declines in cash collections, if not offset by reductions in operating expenses, will decrease cash provided by operating activities in future periods.

Investing activities used cash of $26.9 million, $3.5 million and $9.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The change in cash used by investing activities in 2011 is a result of $160.5 million invested in purchased receivables in 2011 as compared to $137.5 million and $118.3 million in 2010 and 2009, respectively. The increase in purchasing has been partially offset by increases in principal collected on purchased receivables balances of $139.3 million for 2011, compared to $135.4 million and $114.8 million in 2010 and 2009, respectively. We believe that we have sufficient capacity in our amended and restated Credit Facilities when combined with anticipated cash flows from operations to fund investment in purchased receivables at or above historical levels.

We acquired $5.8 million, $2.3 million and $6.0 million in property and equipment in 2011, 2010 and 2009, respectively, primarily related to software and computer equipment for our collection platform and improvements to our telecommunications systems. Implementation of the collection platform has been funded through cash flow from operating activities and borrowings under our Revolving Credit Facility. We also acquired substantially all of the assets of our collection platform software provider during 2010 for $0.8 million.

Financing activities provided cash of $8.8 million in 2011, and used cash of $3.7 million and $23.5 million for 2010 and 2009, respectively. This was primarily due to net borrowings on our Revolving Credit Facility and Term Loan Facility in 2011 of $14.6 million, net of $11.4 million of original issue discount, and repayments of $2.8 million and $21.5 million in 2010 and 2009, respectively. In addition, we made payments for deferred financing costs of $5.5 million associated with the new Credit Agreement in 2011. We also made payments for deferred financing costs of $0.8 million and $1.8 million in 2010 and 2009, respectively, which were associated with amendments to the former credit agreement. Cash provided by financing activities would increase in future periods to the extent we use additional net borrowings on our Revolving Credit Facility to fund purchases of paper.

Adjusted EBITDA

We define Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted EBITDA”) as net income or loss plus (a) the provision for income taxes, (b) interest expense, (c) depreciation and amortization, (d) share-based compensation, (e) gain or loss on sale of assets, net, (f) non-cash restructuring charges and impairment of assets, (g) purchased receivables amortization, (h) loss on extinguishment of debt, and (i) in accordance with our Credit Agreement, certain FTC related charges, cash restructuring charges (not to exceed $2.25 million for any period of four consecutive fiscal quarters) and the Third Party Charge (as defined in our Credit Agreement) incurred during 2010. Adjusted EBITDA is not a measure of liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and should not be considered an alternative to, or more meaningful than, net income prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in our statements of cash flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

The following table reconciles net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Years Ended December 31,
	2011	2010(1)	2009(1)
Net income (loss)	$12,024,560	$(1,616,132)	$(16,434,097)
Adjustments:
Income tax expense (benefit)	7,983,828	(8,451,668)	(9,757,449)
Interest expense	11,760,564	11,203,730	10,168,671
Loss on extinguishment of debt	1,110,850	—	—
Depreciation and amortization	4,166,279	4,665,775	4,107,635
Share-based compensation	1,012,272	1,194,802	1,328,402
Gain on sale of assets, net	(4,066)	(998,248)	(44,739)
Non-cash restructuring charges and impairment of assets	11,982	1,189,900	1,167,600
Purchased receivables amortization	133,078,378	133,024,889	162,755,316
2010 Third Party Charge	—	5,300,000	—
Cash restructuring charges	62,682	2,250,000	—
FTC related charges	1,700,573	1,966,468	—

Adjusted EBITDA	$172,907,902	$149,729,516	$153,291,339

(1)

Adjusted EBITDA as reported for 2010 and 2009 has been restated to be consistent with the current presentation. The definition of Adjusted EBITDA was updated during 2011 in order to be consistent with a similar definition in our amended and restated Credit Agreement. The restatement increased the amounts previously disclosed by $7,557,598 and $33,765 for 2010 and 2009, respectively. We believe the revised definition of Adjusted EBITDA better matches the uses as described above.

Collections, other revenue and operating expenses, net of the adjustment items, are the primary drivers of Adjusted EBITDA. During 2011, Adjusted EBITDA was $23.2 million higher than 2010. This increase was a result of an increase in cash collections of $21.2 million combined with a decrease in applicable operating expenses of $2.3 million. During 2010, Adjusted EBITDA was $3.6 million lower than 2009. This decline was primarily a result of a decline in cash collections of $5.2 million offset in part by a decrease in applicable operating expenses of $1.2 million.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2011:

	Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter
Operating lease obligations	$4,258,080	$4,242,985	$4,261,212	$3,857,759	$1,555,114	$—
Capital lease obligations	142,195	62,011	21,940	18,575	3,096	—
Purchase obligations	7,829,336	1,717,523	853,548	799,548	145,960	—
Forward flow obligations(1)	10,256,050	—	—	—	—	—
Revolving credit(2)	—	—	—	—	8,200,000	—
Term loan(3)	8,750,000	8,750,000	14,000,000	22,748,000	22,748,000	98,004,000
Contractual interest on derivative instruments	946,267	—	—	—	—	—

Total(4)	$32,181,928	$14,772,519	$19,136,700	$27,423,882	$32,652,170	$98,004,000

(1)	We have six forward flow contracts that have terms beyond December 31, 2011 with the last contract expiring in July 2012.

(2)

To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in November 2016 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is not included within the amount outstanding as of December 31, 2011.

(3)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in November 2017. The variable interest is not included within the amount outstanding as of December 31, 2011.

(4)	We have a liability of $0.9 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of the payment cannot be reliably estimated.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

We generally account for our revenues from collections on purchased receivables by using the Interest Method in accordance with U.S. GAAP, which requires making reasonable estimates of the timing and amount of future cash collections. Application of the Interest Method requires the use of estimates, primarily estimated remaining collections, to calculate a projected IRR for each pool. These estimates are based on historical cash collections, anticipated work effort and payer dynamics. If future cash collections are materially different in amount or timing from the remaining collections estimate, earnings could be affected, either positively or negatively. The estimates of remaining collections are sensitive to the inputs used and the performance of each pool. Performance is dependent on macro-economic factors and the specific demographic makeup of the debtors in the pool. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact on revenue by allowing us to reverse previously recognized impairments or increase yields. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and may result in impairments of receivables balances. Reductions in future collection estimates and impairments of purchased receivables balances put pressure on certain financial covenants in our Credit Facilities.

We use the cost recovery method when collections on a particular portfolio cannot be reasonably predicted. The cost recovery method may be used for pools that previously had an IRR assigned. Under the cost recovery method, no revenue is recognized until we have fully collected the pool’s balance.

We purchase pools of homogenous accounts receivable and record each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are generally assumed to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. We therefore aggregate most pools purchased within each quarter. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An IRR is calculated for each static pool of receivables based on projected cash flows. The IRR is applied to the remaining balance of each static pool to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess actual performance compared to expected performance. This review includes an assessment of the actual results of cash collections, the work effort used and expected to be used in future periods, the components of the static pool including type of paper, the average age of purchased receivables, certain demographics and other factors that help us understand how a pool may perform in future periods. Generally, to the extent the differences in actual performance versus expected performance are favorable and the results of the review of pool demographics is also favorable, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the review of actual performance results in revised cash flow estimates that are less than the original estimates, and if the results of the review lead us to believe the decline in performance is not temporary, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

These periodic reviews, and any adjustments or impairments, are shared with our Audit Committee.

Goodwill

We periodically review the carrying value of goodwill to determine whether impairment exists. U.S. GAAP requires goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.

Goodwill impairment is determined using a two-step test. The first step of the test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Market capitalization was lower than book value at the time of the annual goodwill impairment test on November 1, 2011, and during other periods throughout 2011. As a result, we performed a step one analysis to assess the fair value of our single reporting unit. The estimate of fair value of our goodwill reporting unit, the purchased receivables operating segment, is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. We performed a discounted cash flow analysis, as of the testing date, which resulted in fair value in excess of book value by 6.7%, which indicated goodwill was not impaired. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash collections, revenues, cash flows, growth rates and discount rates which we base on our budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit, which we calculated to be 18.5%. A discount rate of 17.5% was used in a similar discounted cash flow analysis performed during interim periods in 2011. The increase in the discount rate in the current test was a result of an increase in the equity market risk premium used, offset in part by a decrease in the expected risk-free rate. A 50 basis point increase in the discount rate, or a decrease in cash flow of approximately $1.2 million in each year of the analysis would have resulted in an excess of book value over fair value.

In order to corroborate the discounted cash flow results, we also prepared a market analysis to calculate the fair value of our reporting unit. This market analysis took into consideration the fair value of our assets and liabilities utilizing our own assessment, and publicly available industry information on sale multiples. This analysis also resulted in fair value in excess of book value and in excess of the results of the discounted cash flow analysis, which provided additional step one support that goodwill was not impaired. In addition, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our market valuation and book value. We performed a calculation of an implied control premium of our business, which supported the difference between the market valuation and book value. Based on the fair value calculations and the control premium reconciliation, we believe there was no impairment of goodwill as of November 1, 2011. No events occurred subsequent to the annual testing that would imply goodwill impairment exists, and therefore, additional testing was not performed.

The assessment of the fair value of goodwill will change in future periods based on a mix of the results of operations, changes in forecasted profitability and cash flows, assumptions used in our fair value models and other market factors that may change the risk inherent in the reporting unit, most importantly factors impacting our cost of equity and the regulatory environment. We will continue to monitor these factors and related changes, which may require us to prepare an interim analysis prior to the next required annual assessment. At December 31, 2011, the carrying value of goodwill was $14.3 million. If there is an impairment in future periods, all or a portion of the carrying value of goodwill would be recorded as an impairment of assets in the consolidated statements of operations. This charge would be a non-cash event, and as such, would not have a material impact on our business, operations or ability to borrow on our Credit Facilities. In addition, the non-cash charge would not impact the covenants in our Credit Facilities or other contractual commitments.

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

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. Accordingly, we may periodically enter into interest rate swap agreements for non-trading purposes to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities, not including the unamortized original issue discount on the Term Loan Facility, were $183.2 million, $157.3 million and $160.0 million as of December 31, 2011, 2010 and 2009, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on an original notional amount of $125.0 million. Every year thereafter, on the anniversary of the swap agreement, the notional amount decreased by $25.0 million. The outstanding unhedged borrowings on our Credit Facilities were $158.2 million as of December 31, 2011. Interest rates on unhedged borrowings may be based on the prime rate or LIBOR, at our discretion, however, LIBOR based borrowings are subject to a 1.5% floor. Assuming a 200 basis point increase in interest rates on the unhedged borrowings, interest expense would have increased by approximately $2.2 million for the year ended December 31, 2011, and by $1.9 million for each of the years ended December 31, 2010 and 2009.

On January 13, 2012, we entered into an amortizing interest rate swap agreement with a forward start date of March 13, 2012. On a quarterly basis, we will swap variable rates equal to three-month LIBOR, subject to the 1.5% floor, for fixed rates. The notional amount of the swap will be initially set at $19.0 million. In September 2012, when the existing swap agreement expires, the notional amount of the new swap will increase to $43.0 million and subsequently, will amortize in proportion to the required principle payments on the Term Loan Facility through March 2017 when the notional amount will be $26.0 million. The new swap is expected to be highly effective in hedging against changes in variable interest rates.

The existing swap was determined to be highly effective in hedging against fluctuations in variable interest rates associated with the underlying debt when we entered into the agreement. However, upon entering into the new credit agreement in November 2011, the existing swap was de-designated as a hedge because it was no longer expected to be highly effective in reducing the risk of changes in variable interest rates.

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

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Rion B. Needs	49	President and Chief Executive Officer
Reid E. Simpson	55	Senior Vice President—Finance, Chief Financial Officer, Assistant Secretary and Treasurer
Deborah L. Everly	39	Senior Vice President and Chief Acquisitions Officer
Mark J. Cavin	53	Vice President-Collections
Deanna S. Hatmaker	47	Vice President-Human Resources and Corporate Communications
Edwin L. Herbert	61	Vice President-General Counsel and Secretary
Darin B. Herring	43	Vice President-Legal Collections
Todd C. Langusch	40	Vice President and Chief Information Officer

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

Reid E. Simpson, Senior Vice President—Finance and Chief Financial Officer, Assistant Secretary and Treasurer—Mr. Simpson joined our Company in May 2010 as Senior Vice President—Finance, Chief Financial Officer, Assistant Secretary and Treasurer. From 2007 to 2010, Mr. Simpson served as the Executive Vice President and Chief Financial Officer of Gogo LLC, a leading provider of in-flight mobile broadband services to the commercial and business aviation industries in the United States. Prior to joining Gogo, Mr. Simpson served as Chief Financial Officer of eCollege from 2004 to 2007. Mr. Simpson is currently a board member of Datamark Inc., a provider of enrollment marketing services to the higher education market. Mr. Simpson has over 25 years of experience in finance roles including other Chief Financial Officer positions.

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

Mark J. Cavin, Vice President—Collections—Mr. Cavin joined our Company as Vice President-Collections in December 2009. Prior to joining us, Mr. Cavin was President of Collection Intelligence, Inc. located in San Diego, California during 2009. Mr. Cavin also served as Senior Director and Chief Operating Officer at Arrow Financial Services, where he was responsible for the internal and external servicing operations of the company from 2001 to 2009. Prior to joining Arrow Financial Services, Mr. Cavin was Senior Manager with Union Bank of California from 1990 to 2001. Mr. Cavin has over 31 years of experience in the collection industry.

Deanna S. Hatmaker, Vice President—Human Resources and Corporate Communications—Ms. Hatmaker joined our Company in January 2006 as Vice President-Human Resources. Ms. Hatmaker previously served as the Director and Human Resources Officer in the Michigan Administrative Information Services (“MAIS”) business unit at the University of Michigan in Ann Arbor, Michigan from 2003 to 2005. Prior to joining MAIS, Ms. Hatmaker also served as Vice President – Human Resources and as a member of senior management with H&R Block Financial Advisors, Detroit, Michigan. Ms. Hatmaker has been in the financial services industry for over 21 years.

Edwin L. Herbert, Vice President—General Counsel and Secretary—Mr. Herbert joined our Company in September 2006 as Vice President and General Counsel and was appointed Secretary during 2009. Mr. Herbert previously served as an equity partner at Shumaker, Loop & Kendrick, LLP, in Toledo, Ohio, where he practiced law as a member of the firm’s financial institutions practice group from 2004 to 2006. Prior to joining Shumaker, Loop & Kendrick, LLP, Mr. Herbert practiced law with Werner & Blank, LLC, from 1998 to 2004, and was a partner with that firm beginning in January 2000. Mr. Herbert was Executive Vice President and General Counsel of ValliCorp Holdings, Inc., Fresno, California from 1994 to 1997, and Executive Vice President and General Counsel of CFX Corporation, Keene, New Hampshire from 1997 to 1998. Mr. Herbert is a member of the American Bar Association, and a member of the California, Michigan and Ohio bars. Mr. Herbert has over 27 years experience representing clients in the financial institutions and financial services industry, both in private practice and in in-house roles.

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

The other information required by Item 10 is included in the Proxy Statement for the 2012 Annual Meeting of Stockholders of the Company to be held May 10, 2012, to be filed with the Securities and Exchange Commission (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 is included in the Proxy Statement for the 2012 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is included in the Proxy Statement for the 2012 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

The following table contains information about our securities that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants And Rights)
Equity compensation plans approved by stockholders	1,543,158	$9.23	1,927,158

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included in the Proxy Statement for the 2012 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is included in the Proxy Statement for the 2012 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

(a) The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements on page F-1 of the separate financial section of this Annual Report, which is incorporated herein by reference.

(b) The following exhibits are filed as a part of this Annual Report.

Exhibit Number	Description

2.1	Asset Contribution and Securities Purchase Agreement among Asset Acceptance Holdings, LLC, AAC Holding Corp., Consumer Credit Corp., their respective shareholders and AAC Investors, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

2.2	Share Exchange Agreement dated October 24, 2003, among Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and the other parties thereto. (Incorporated by reference to Exhibit 2.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

3.1	Amended and Restated Certificate of Incorporation of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

3.2	Amended and Restated Bylaws of Asset Acceptance Capital Corp. as of July 25, 2007 (Incorporated by reference to Exhibit 3.1 filed with Current Report on Form 8-K filed on July 31, 2007)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.1	Lease Agreement entered into on September 17, 2009, between Asset Acceptance, LLC and Gateway Montrose, Inc. for the property located at 1100 West Grove Parkway, Suite 101, Tempe, Arizona. (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on November 4, 2009)

10.2	Lease Agreement entered into April 17, 2009, between Asset Acceptance, LLC and TDC Prue Road, L.P. for the property located at 5250 Prue Road, San Antonio, Texas (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on August 3, 2009)

10.3	Business Lease dated August 25, 2003 between First Industrial Development Services, Inc. and Asset Acceptance, LLC for the property located in Hillsborough County, Florida, as amended by First Amendment to Lease dated December 29, 2003. (Incorporated by reference to Exhibit 10.16 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.4	Second Amendment to Lease Agreement dated as of December 15, 2008, between Asset Acceptance, LLC and WI Commercial Properties, Inc. (“WICP”) for the property located in Hillsborough County, Florida (Incorporated by reference to Exhibit 10.11 filed with Asset Acceptance Capital Corp. Annual report on Form 10-K originally filed on March 6, 2009)

10.5	Lease Agreement dated October 31, 2003 by and between Van Dyke Office LLC and Asset Acceptance, LLC for the property located at 28405 Van Dyke Avenue, Warren, Michigan. (Incorporated by reference to Exhibit 10.17 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

Exhibit Number	Description

10.6	First Amendment to Lease Agreement and Second Amendment to Lease Agreement (for property located at 28405 Van Dyke Avenue, Warren, Michigan). (Incorporated by reference to Exhibit 10.29 filed with Asset Acceptance Capital Corp. Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-123178))

10.7	Third Amendment to Lease Agreement for property located at 28405 Van Dyke (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on May 10, 2006)

10.8	Fourth Amendment to Lease Agreement for property located at 28405 Van Dyke (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on August 9, 2006)

10.9+	Employment Agreement dated January 21, 2009, between Asset Acceptance, LLC and Rion B. Needs (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on May 1, 2009)

10.10+	Employment Agreement dated February 18, 2010, between Asset Acceptance, LLC and Deborah L. Everly (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on April 30, 2010)

10.11+	Employment Agreement dated May 17, 2010, between Asset Acceptance, LLC and Reid E. Simpson (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on July 30, 2010)

10.12	Amended and Restated Credit Agreement dated November 14, 2011, between Asset Acceptance Capital Corp., and JPMorgan Chase Bank, N.A. and other lenders (Incorporated by reference to Exhibit 10.1 included with the Current Report on Form 8-K filed on November 14, 2011)

10.13+	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 included with the Current Report on Form 8-K filed on August 20, 2007)

10.14+	2004 Stock Incentive Plan (as amended and restated effective October 29, 2008) (Incorporated by reference to Exhibit 10.4 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 6, 2009)

10.15+	2010 Annual Incentive Compensation Plan for Management (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on April 30, 2010)

10.16+	2011 Annual Incentive Compensation Plan for Management (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on April 29, 2011)

10.17+	Form of Restricted Stock Unit Award Agreement for Management (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on April 29, 2011)

21.1*	Subsidiaries of Asset Acceptance Capital Corp.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

31.1*	Certification of Chief Executive Officer dated March 6, 2012, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

31.2*	Certification of Chief Financial Officer dated March 6, 2012, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

Exhibit Number	Description

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated March 6, 2012, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2012.

ASSET ACCEPTANCE CAPITAL CORP.

By:	/s/ RION B. NEEDS
Rion B. Needs,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 6, 2012.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011, based on the COSO criteria. Grant Thornton, LLP, an independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2011. That report is included herein.

Asset Acceptance Capital Corp.

/S/ RION B. NEEDS
President and Chief Executive Officer
March 6, 2012

/S/ REID E. SIMPSON
Senior Vice President—Finance and Chief Financial Officer
March 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Asset Acceptance Capital Corp.

We have audited Asset Acceptance Capital Corp. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Asset Acceptance Capital Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Asset Acceptance Capital Corp. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Asset Acceptance Capital Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Asset Acceptance Capital Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 6 2012 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Asset Acceptance Capital Corp.

We have audited the accompanying consolidated statements of financial position of Asset Acceptance Capital Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asset Acceptance Capital Corp. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 6, 2012

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	December 31, 2011	December 31, 2010
ASSETS
Cash	$6,990,757	$5,635,503
Purchased receivables, net	348,710,787	321,318,255
Income taxes receivable	354,241	3,760,731
Property and equipment, net	14,488,659	13,055,723
Goodwill	14,323,071	14,323,071
Other assets	11,172,804	5,680,237

Total assets	$396,040,319	$363,773,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$3,296,905	$2,958,214
Accrued liabilities	20,018,561	25,178,707
Income taxes payable	1,925,761	1,407,794
Notes payable	172,122,870	157,259,956
Capital lease obligations	221,420	202,479
Deferred tax liability, net	60,474,041	52,863,654

Total liabilities	258,059,558	239,870,804

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares—33,334,281 and 33,248,915 at December 31, 2011 and 2010, respectively	333,343	332,489
Additional paid in capital	150,449,620	149,438,202
Retained earnings	29,162,645	17,138,085
Accumulated other comprehensive loss, net of tax	(532,592)	(1,680,370)
Common stock in treasury; at cost, 2,649,729 and 2,627,339 shares at December 31, 2011 and 2010, respectively	(41,432,255)	(41,325,690)

Total stockholders’ equity	137,980,761	123,902,716

Total liabilities and stockholders’ equity	$396,040,319	$363,773,520

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2011	2010	2009
Revenues
Purchased receivable revenues, net	$216,919,918	$195,793,601	$171,275,281
Gain on sale of purchased receivables	—	1,212,042	399,373
Other revenues, net	1,156,150	1,394,177	812,947

Total revenues	218,076,068	198,399,820	172,487,601

Expenses
Salaries and benefits	67,475,414	72,388,974	77,666,083
Collections expense	98,704,750	99,298,403	89,095,287
Occupancy	5,722,350	6,729,589	7,588,100
Administrative	9,025,145	9,818,058	8,694,344
Depreciation and amortization	4,166,279	4,665,775	4,107,635
Restructuring charges	74,664	4,224,899	—
Impairment of assets	—	—	1,167,600
(Gain) loss on disposal of equipment and other assets	(4,066)	213,794	354,634

Total operating expenses	185,164,536	197,339,492	188,673,683

Income (loss) from operations	32,911,532	1,060,328	(16,186,082)
Other income (expense)
Interest expense	(11,760,564)	(11,203,730)	(10,168,671)
Interest income	322	7,598	33,765
Loss on extinguishment of debt	(1,110,850)	—	—
Other	(32,052)	68,004	129,442

Income (loss) before income taxes	20,008,388	(10,067,800)	(26,191,546)
Income tax expense (benefit)	7,983,828	(8,451,668)	(9,757,449)

Net income (loss)	$12,024,560	$(1,616,132)	$(16,434,097)

Weighted-average number of shares:
Basic	30,763,388	30,693,315	30,633,936
Diluted	30,833,245	30,693,315	30,633,936
Earnings (loss) per common share outstanding:
Basic	$0.39	$(0.05)	$(0.54)
Diluted	$0.39	$(0.05)	$(0.54)

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Number of Shares	Common Stock	Comprehensive (Loss) Income	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Common Stock in Treasury	Total Stockholders’ Equity
Balance at January 1, 2009	33,169,552	$331,696		$146,915,791	$35,188,314	$(4,664,862)	$(41,142,681)	$136,628,258
Comprehensive income
Net loss			$(16,434,097)		(16,434,097)			(16,434,097)
Unrealized gain on cash flow hedge, net of deferred tax of $(861,004)			1,709,411			1,709,411		1,709,411

Comprehensive loss			$(14,724,686)

Purchase of treasury shares							(134,490)	(134,490)
Issuance of common stock	50,580	505		(505)
Compensation expense under share-based compensation plan				1,328,402				1,328,402

Balance at December 31, 2009	33,220,132	$332,201		$148,243,688	$18,754,217	$(2,955,451)	$(41,277,171)	$123,097,484

Comprehensive income
Net loss			$(1,616,132)		(1,616,132)			(1,616,132)
Unrealized gain on cash flow hedge, net of deferred tax of $(616,929)			1,275,081			1,275,081		1,275,081

Comprehensive loss			$(341,051)

Purchase of treasury shares							(48,519)	(48,519)
Issuance of common stock	28,783	288		(288)
Compensation expense under share-based compensation plan				1,194,802				1,194,802

Balance at December 31, 2010	33,248,915	$332,489		$149,438,202	$17,138,085	$(1,680,370)	$(41,325,690)	$123,902,716

Comprehensive income
Net income			$12,024,560		12,024,560			12,024,560
Unrealized gain on cash flow hedge, net of deferred tax of $(690,730)			1,147,778			1,147,778		1,147,778

Comprehensive income			$13,172,338

Purchase of treasury shares							(106,565)	(106,565)
Issuance of common stock	85,366	854		(854)
Compensation expense under share-based compensation plan				1,012,272				1,012,272

Balance at December 31, 2011	33,334,281	$333,343		$150,449,620	$29,162,645	$(532,592)	$(41,432,255)	$137,980,761

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$12,024,560	$(1,616,132)	$(16,434,097)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,166,279	4,665,775	4,107,635
Amortization of deferred financing costs and debt discount	1,688,493	1,285,437	670,559
Loss on extinguishment of debt	1,110,850	—	—
Hedge ineffectiveness	175,077	—	—
Deferred income taxes	6,919,657	(5,278,029)	(7,806,252)
Share-based compensation expense	1,012,272	1,194,802	1,328,402
Net (impairment reversal) impairment of purchased receivables	(6,210,400)	(2,335,443)	49,504,755
Non-cash revenue	(2,276)	(12,752)	(1,499,743)
(Gain) loss on disposal of equipment and other assets	(4,066)	213,794	354,634
Gain on sale of purchased receivables	—	(1,212,042)	(399,373)
Non-cash restructuring charges and impairment of assets	11,982	1,189,900	1,167,600
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,478,970)	164,376	2,016,356
(Decrease) increase in accounts payable and other accrued liabilities	(2,950,657)	7,621,184	(397,257)
Decrease (increase) in net income taxes receivable	3,924,457	2,004,173	(1,081,410)

Net cash provided by operating activities	19,387,258	7,885,043	31,531,809

Cash flows from investing activities
Investment in purchased receivables, net of buybacks	(160,470,910)	(137,489,164)	(118,319,478)
Principal collected on purchased receivables	139,291,054	135,373,084	114,750,304
Proceeds from sale of purchased receivables	—	1,730,236	399,863
Purchases of property and equipment	(5,781,414)	(2,347,584)	(5,976,404)
Payments made for asset acquisition	—	(793,750)	—
Proceeds from sale of property and equipment	99,000	5,255	4,197

Net cash used in investing activities	(26,862,270)	(3,521,923)	(9,141,518)

Cash flows from financing activities
Repayments of term loan facility	(133,359,956)	(10,462,558)	(3,927,486)
Borrowings under term loan facility, net of discount	163,625,000	—	—
Net (repayments) borrowings on revolving credit facility	(15,700,000)	7,700,000	(17,600,000)
Payments of deferred financing costs	(5,515,070)	(775,808)	(1,835,926)
Repayments of capital lease obligations	(113,143)	(75,980)	—
Purchase of treasury shares	(106,565)	(48,519)	(134,490)

Net cash provided by (used in) financing activities	8,830,266	(3,662,865)	(23,497,902)

Net increase (decrease) in cash	1,355,254	700,255	(1,107,611)
Cash at beginning of year	5,635,503	4,935,248	6,042,859

Cash at end of year	$6,990,757	$5,635,503	$4,935,248

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$9,541,748	$10,184,277	$9,593,119
Net cash received for income taxes	$(2,860,286)	$(5,177,813)	$(869,787)
Non-cash investing and financing activities:
Change in fair value of swap liability	$(1,955,204)	$(1,892,010)	$(2,570,415)
Change in unrealized loss on cash flow hedge	$1,147,778	$1,275,081	$1,709,411
Change in purchased receivable obligations	$—	$(2,399,832)	$2,399,832
Capital lease obligations incurred	$132,084	$—	$278,459

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

During 2010, the Company ceased operations and subsequently dissolved its Premium Asset Recovery Corporation (“PARC”) wholly owned subsidiary. Effective August 31, 2009, the Company completed a reorganization which merged three non-operating subsidiaries into AACC. The reorganization did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 9, “Restructuring Charges” and Note 14, “Income Taxes” for additional information related these actions.

2. Summary of Significant Accounting Policies

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

Seasonality

Collections tend to be seasonally higher in the first and second quarters of the year, due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year, due to consumers’ spending in connection with summer vacations, the holiday season and other factors. Operating expenses are seasonally higher during the first and second quarters of the year due to expenses necessary to process the increase in cash collections. Operating expenses also may fluctuate from quarter to quarter depending on the Company’s investment in court costs through the legal collection channel. However, revenue recognized is relatively level, excluding the impact of impairments, due to the application of the Interest Method of revenue recognition. In addition, the Company’s operating results may be affected to a lesser extent by the timing of purchases of portfolios of charged-off consumer receivables due to the initial costs associated with initiating collection activities and integrating these receivables into the Company’s collection platform. Consequently, income and margins may fluctuate from quarter to quarter.

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected or a fixed fee. The Company receives net proceeds and records gross cash collections received by third parties. The Company records the fee paid to the third parties, and the reimbursement of certain legal and other costs, as a component of collections expense. The percent of gross cash collections from third party relationships were 43.6%, 35.9% and 32.9% for the years ended December 31, 2011, 2010 and 2009, respectively.

Accrued Liabilities

The details of accrued liabilities were as follows:

	December 31,
	2011	2010
Accrued payroll, benefits and bonuses	$8,334,908	$6,007,874
Accrued general and administrative expenses(1)	6,882,437	4,849,348
Deferred rent	2,376,936	2,738,363
Accrued interest expense	897,975	367,974
Fair value of derivative instruments	825,945	2,781,149
Accrued restructuring charges(2)	279,538	2,594,245
Deferred revenue	172,376	287,127
Accrued contract termination costs(3)	—	5,280,000
Other accrued expenses	248,446	272,627

Total accrued liabilities	$20,018,561	$25,178,707

(1)

Accrued general and administrative expenses included $2,500,000 and $1,250,000 related to a litigation contingency as of December 31, 2011 and 2010. Refer to Note 11, “Contingencies” for more information.

(2)

The accrued restructuring charges of $279,538 in 2011 are related to closing the San Antonio, Texas office. The accrued restructuring charges of $2,594,245 in 2010 are related to closing the Chicago, Illinois, Cleveland, Ohio and Deerfield Beach, Florida offices. Refer to Note 9, “Restructuring Charges” for additional information.

(3)	The Company terminated a relationship with a third party service provider that resulted in a $5,280,000 accrual for reimbursement of court costs incurred by the third party on the Company’s behalf.

Concentrations of Risk

For the years ended December 31, 2011 and 2010, the Company invested 55.0% and 68.9% (net of buybacks), respectively, in purchased receivables from its top three sellers. One seller is included in the top three in both years.

Interest Expense

Interest expense includes interest on the Company’s credit facilities, unused facility fees, the ineffective portion of the change in fair value of the Company’s derivative financial instrument (refer to Note 5, “Derivative Financial Instruments and Risk Management”), interest payments made on the interest rate swap, amortization of deferred financing costs and amortization of original issue discount.

The components of interest expense were as follows:

	Years Ended December 31,
	2011	2010	2009
Interest expense	$10,072,071	$9,918,293	$9,498,112
Amortization of deferred financing costs	1,390,623	1,285,437	670,559
Amortization of original issue discount	297,870	—	—

Total interest expense	$11,760,564	$11,203,730	$10,168,671

Interest of $1,726, $13,854 and $48,129 related to software developed for internal use was capitalized during the years ended December 31, 2011, 2010 and 2009, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share reflect net earnings (loss) divided by the weighted-average number of shares outstanding. Diluted weighted-average shares outstanding for the year ended December 31, 2011 included 69,857 dilutive shares related to outstanding stock options, deferred stock units and restricted share units (collectively the “Share-Based Awards”). There were 1,311,688 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s common stock at December 31, 2011 and thus were anti-dilutive. Diluted weighted-average shares outstanding equals basic weighted-average shares outstanding as a result of the net loss for the years ended December 31, 2010 and 2009.

Goodwill

Goodwill is not amortized, instead, it is reviewed annually to assess recoverability or more frequently if impairment indicators are present. Impairment charges are recorded for intangible assets when the estimated fair value is less than the book value. Refer to Note 13, “Fair Value” for additional information about the fair value of goodwill.

The first step of the goodwill impairment test compares the fair value of a reporting unit with the book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is not considered impaired. The estimate of fair value of the Company’s reporting unit, the purchased receivables operating segment, is determined using various valuation techniques, including market capitalization and an analysis of discounted cash flows. At the time of the Company’s annual goodwill impairment test in the fourth quarter of 2011, market capitalization was lower than book value and the Company performed a discounted cash flow analysis to estimate the fair value of its reporting unit. This analysis indicated that goodwill was not impaired, refer to Note 13, “Fair Value” for additional information.

The Company’s goodwill was $14,323,071 as of December 31, 2011 and 2010.

During the third quarter of 2010, the Company decided to no longer purchase and collect healthcare accounts receivable. As a result, the Company recognized an impairment charge for the net book value of trademark and trade names associated with the healthcare collection operations of $812,400. This impairment is included in “Restructuring charges” in the accompanying consolidated statements of operations. Refer to Note 9, “Restructuring charges”, for further information on impairment of assets.

During the third quarter of 2009, the Company completed its periodic valuation of trademark and trade names and determined that the book value exceeded the fair value as a result of a decline in business activity associated with this intangible asset. As a result, the Company recognized an impairment charge for the difference between the fair value and the book value of $1,167,600. Refer to Note 13, “Fair Value” for more information about the fair value calculation. This impairment is included in “Impairment of assets” in the accompanying consolidated statements of operations.

There was no amortization of intangible assets during the year ended December 31, 2011. During the years ended December 31, 2010 and 2009, amortization expense was $266,665 and $206,452, respectively. The Company had no other intangible assets as of December 31, 2011 and 2010, respectively.

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

Fair Value of Financial Instruments

The fair value of financial instruments is estimated using available market information and other valuation methods. Refer to Note 13, “Fair Value” for more information.

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

Recently Issued Accounting Pronouncements

The following accounting pronouncements have been issued and are effective for the Company during or after fiscal year 2011.

In December 2011, the FASB issued guidance that enhances certain disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. This guidance is effective retroactively for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2011, the FASB issued guidance that amends the reporting requirements for comprehensive income. The new requirements are intended to increase the prominence of other comprehensive income and its components. This guidance requires a reporting entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective retroactively for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this guidance pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company accounts for its investment in purchased receivables using the Interest Method when the Company has reasonable expectations of the timing and amount of cash flows expected to be collected. Pools purchased may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are considered to be similar since purchased receivables are usually in the post charged-off collection cycle. The Company therefore aggregates most pools purchased within each quarter. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

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

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had an IRR assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of December 31, 2011, the Company had six unamortized pools on the cost recovery method with an aggregate carrying value of $215,036 or about 0.1% of the total carrying value of all purchased receivables. The Company had 14 unamortized pools on the cost recovery method with an aggregate carrying value of $962,461, or about 0.3% of the total carrying value of all purchased receivables as of December 31, 2010.

Although not its usual business practice, the Company may periodically sell, on a non-recourse basis, all or a portion of a pool to unaffiliated parties. The Company does not have any significant continuing involvement with those accounts subsequent to sale. Proceeds of these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and the carrying value, which is included in “Gain on sale of purchased receivables” in the accompanying consolidated statements of operations. There were no sales of purchased receivables during 2011. The Company sold receivables during the year ended December 31, 2010 that had a carrying value of $518,194 the majority of which was related to healthcare receivables. The Company received proceeds from the sales of $1,730,236 of which $1,399,550 was related to healthcare receivables. See Note 9, “Restructuring Charges” for more information on the sale of healthcare receivables. The agreements to sell receivables typically include general representations and warranties.

Changes in purchased receivables portfolios were as follows:

	Years Ended December 31,
	2011	2010
Beginning balance	$321,318,255	$319,772,006
Investment in purchased receivables, net of buybacks	160,470,910	135,089,331
Cost of sale of purchased receivables, net of returns	—	(518,193)
Cash collections	(349,998,296)	(328,818,490)
Purchased receivable revenues	216,919,918	195,793,601

Ending balance	$348,710,787	$321,318,255

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding (face value) of purchased receivables. Changes in accretable yield were as follows:

	Years Ended December 31,
	2011	2010
Beginning balance(1)	$427,464,854	$466,199,721
Revenue recognized on purchased receivables, net	(216,919,918)	(195,793,601)
Additions due to purchases	193,420,634	150,336,777
Reclassifications from nonaccretable difference	74,264,978	6,721,957

Ending balance(1)	$478,230,548	$427,464,854

(1)

Accretable yield is a function of estimated remaining cash flows based on expected work effort and historical collections. Refer to Forward-Looking Statements within Item 1A. “Risk Factors” on page 13 and Critical Accounting Policies on page 50 for further information regarding these estimates.

Changes to the balance of purchased receivables portfolios under the cost recovery method were as follows:

	Years Ended December 31,
	2011	2010
Beginning balance	$962,461	$2,271,595
Reclassifications from amortizing pools	1,274,839	1,242,870
Buybacks, impairments and resale	(446)	(637,227)
Cash collections until fully amortized	(2,021,818)	(1,914,777)

Ending balance	$215,036	$962,461

During the years ended December 31, 2011 and 2010, the Company recorded net impairment reversals of purchased receivables of $6,210,400 and $2,335,443, respectively. During the year ended December 31, 2009, the Company recorded net impairments of purchased receivables of $49,504,754. During the periods recorded, the net impairment reversals increased revenue and the carrying value of purchased receivable portfolios, whereas net impairments reduced revenue and the carrying value of purchased receivable portfolios. Net impairments are accounted for as a valuation allowance against the carrying value of purchased receivables.

Changes in the purchased receivables valuation allowance were as follows:

	Years Ended December 31,
	2011	2010	2009
Beginning balance	$87,323,300	$104,416,455	$71,949,326
Impairments	2,838,900	1,140,757	50,274,254
Reversal of impairments	(9,049,300)	(3,476,200)	(769,500)
Deductions(1)	(25,198,500)	(14,757,712)	(17,037,625)

Ending balance	$55,914,400	$87,323,300	$104,416,455

(1)

Deductions represent valuation allowances on purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

4. Notes Payable

The Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, effective November 14, 2011 (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company has a five-year $95,500,000 revolving credit facility which expires in November 2016 (the “Revolving Credit Facility”), which may be limited by financial covenants, and a six-year $175,000,000 term loan facility which expires in November 2017 (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Agreement replaced a similar credit agreement with JPMorgan Chase Bank, N.A entered into during June 2007. The prior agreement allowed for a $100,000,000 revolving credit facility and a $150,000,000 term loan facility expiring in June 2012 and 2013, respectively.

The Company incurred $5,515,070 in deferred financing costs as a result of entering into a new Credit Agreement. The Company also incurred $11,375,000 million of original issue discount related to the Term Loan Facility as a result of entering into the new Credit Agreement. The Company incurred deferred financing costs of $775,808 and $1,835,926 during the years ended December 31, 2010 and 2009, respectively, to amend the former credit agreement. The Company expensed the unamortized portion of deferred financing costs related to the former term loan of $1,110,850 during the year ended December 31, 2011, which is included in “Loss on extinguishment of debt”, in the accompanying consolidated statements of operations.

The Credit Facilities bear interest at a rate per annum equal to, at our option, either:

•

a base rate equal to the higher of (a) the Federal Funds Rate plus 0.5%, and (b) the prime commercial lending rate as set forth by the administrative agent’s prime rate, plus an applicable margin which (1) for the Revolving Credit Facility, will range from 3.0% to 3.5% per annum based on the Leverage Ratio (as defined), and (2) for the Term Loan Facility is 6.25%; or

•

a LIBOR rate, not to be less than 1.5% for the Term Loan Facility, plus an applicable margin which (1) for the Revolving Credit Facility, will range from 4.0% to 4.5% per annum based on the Leverage Ratio, and (2) for the Term Loan Facility is 7.25%.

The Credit Agreement includes an accordion loan feature that allows the Company to request an aggregate $75,000,000 increase in the Revolving Credit Facility and/or the Term Loan Facility. The Credit Facilities also include sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans (which bear interest at the bank’s alternative rate, which was 4.25% at December 31, 2011). The Credit Agreement is secured by substantially all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which as of December 31, 2011 were:

•	Leverage Ratio (as defined) cannot exceed 1.5 to 1.0 at any time; and

•

Ratio of Consolidated Total Liabilities (as defined) to Consolidated Tangible Net Worth (as defined) cannot exceed (i) 2.5 to 1.0 at any time prior to June 30, 2014, or (ii) 2.25 to 1.0 at any time thereafter; and

•

Ratio of Cash Collections (as defined) to Estimated Quarterly Collections (as defined) must equal or exceed 0.80 to 1.0 for any fiscal quarter, and if not achieved, must then equal or exceed 0.85 to 1.0 for the following fiscal quarter for any period of two consecutive fiscal quarters.

The financial covenants may restrict the Company’s ability to borrow against the Revolving Credit Facility. At December 31, 2011, total available borrowings on the Revolving Credit Facility were $87,300,000; however, capacity to borrow under the terms of the financial covenants was limited to approximately $75,900,000. The limitation is based on the Leverage Ratio, which was the most restrictive covenant at December 31, 2011. Borrowing capacity may be reduced under this ratio in the future if there are significant declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings.

The Credit Agreement contains a provision that requires the Company to repay Excess Cash Flow (as defined) to reduce the indebtedness outstanding under the Term Loan Facility. The Excess Cash Flow repayment provisions are:

•	75% of the Excess Cash Flow for such fiscal year if the Leverage Ratio was greater than 1.25 to 1.0 as of the end of such fiscal year;

•	50% of the Excess Cash Flow for such fiscal year if the Leverage Ratio was less than or equal to 1.25 to 1.0 but greater than 1.0 to 1.0 as of the end of such fiscal year; or

•	0% if the Leverage Ratio is less than or equal to 1.0 to 1.0 as of the end of such fiscal year.

The Company was not required to make an Excess Cash Flow payment based on the results of operations for the years ended December 31, 2011 and 2010. The Company made payments on the former term loan facility of $8,962,558 and $2,427,486 in March 2010 and 2009, respectively, based on the former credit agreement’s excess cash flow provisions.

The Term Loan Facility requires quarterly repayments over the term of the agreement, with any remaining principal balance due on the maturity date. The following table details the required repayment amounts:

Year Ending December 31,	Amount
2012	$8,750,000
2013	8,750,000
2014	14,000,000
2015	22,748,000
2016	22,748,000
2017(1)	98,004,000

(1)	Includes three quarterly principal payments with the remaining balance due on the maturity date.

Voluntary prepayments are permitted on the Term Loan Facility subject to certain breakfunding fees. If a voluntary prepayment is made on or prior to November 14, 2012, the Company must pay a premium of 2.0% of the amount prepaid, and if such prepayment is made after November 14, 2012 but on or before November 14, 2013, the Company must pay a prepayment premium of 1.0% of the amount prepaid. There are no premiums for voluntary prepayments made after November 14, 2013.

Commitment fees on the unused portion of the Revolving Credit Facility are paid quarterly, in arrears, and are calculated as an amount equal to a margin of 0.50% on the average amount available on the Revolving Credit Facility.

The Credit Agreement requires the Company to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the Term Loan Facility. This requirement is effective 90 days after the effective date of the new Credit Agreement. Refer to Note 5, “Derivative Financial Instruments and Risk Management” for additional information on the Company’s derivative financial instruments that satisfy this requirement.

Outstanding borrowings on notes payable were as follows:

	December 31,
	2011	2010
Term Loan Facility	$175,000,000	$133,359,956
Revolving Credit Facility	8,200,000	23,900,000
Original issue discount on Term Loan	(11,077,130)	—

Total Notes Payable	$172,122,870	$157,259,956

Weighted average interest rate on total outstanding borrowings	8.56%	5.30%
Weighted average interest rate on revolving credit facility	4.57%	3.88%

The Company was in compliance with all covenants of the Credit Agreement as of December 31, 2011.

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

The Company records derivative financial instruments at fair value. Refer to Note 13, “Fair Value” for additional information.

Derivative Financial Instruments

In September 2007, the Company entered into an amortizing interest rate swap agreement expiring September 13, 2012. On a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the swap agreement the notional amount decreased by $25,000,000. At December 31, 2011, the notional amount was $25,000,000.

Prior to entering into the new Credit Agreement on November 14, 2011, the interest rate swap was designated and qualified as a cash flow hedge. The effective portion of the gain or loss was reported as a component of Accumulated Other Comprehensive Income (“AOCI”) in the accompanying consolidated financial statements. The ineffective portion of the change in fair value of the derivative was recorded in interest expense.

Derivatives that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as throughout the hedging period. Changes in fair value are recorded as an adjustment to AOCI, net of tax. Amounts in AOCI are reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. In these situations, all or a portion of the transaction would be ineffective.

Upon entering into the new Credit Agreement, the interest rate swap was de-designated as a cash flow hedge because it was no longer expected to be highly effective in mitigating changes in variable interest rates. The cumulative amount of losses related to changes in fair value included in AOCI at the time of de-designation was $1,108,989, net of tax of $482,410. Since the interest rate swap will no longer be considered an effective hedge, the amount in AOCI will be reclassified into earnings on a straight-line basis over the remaining term of the swap agreement. Subsequent to entering into the new Credit Agreement, cumulative losses in AOCI of $166,348, net of tax of $72,362, were amortized to “Interest expense” and “Income tax expense”, respectively, in the accompanying consolidated statements of operations. The Company also recognized a loss of $8,729 for the change in fair value of the interest rate swap after it was de-designated as a cash flow hedge, which was also included in “Interest expense” in the accompanying consolidated statements of operations. Additional changes in fair value will be recognized in earnings during the period they occur.

On January 13, 2012, the Company entered into an amortizing interest rate swap agreement with a forward start date of March 13, 2012. On a quarterly basis, the Company will swap variable rates equal to three-month LIBOR, subject to the 1.5% floor, for fixed rates. The notional amount of the swap will be initially set at $19.0 million. In September 2012, when the existing swap agreement expires, the notional amount of the new swap will increase to $43.0 million and subsequently, will amortize in proportion to the principle payments on the Term Loan Facility through March 2017 when the notional amount will be $26.0 million. The new swap is expected to be highly effective in hedging against changes in variable interest rates and, together with the existing swap, satisfy the hedging requirement of the new Credit Agreement.

As of December 31, 2011, the Company did not have any fair value hedges.

The following tables summarize the fair value of derivative instruments:

	December 31, 2011		December 31, 2010
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Interest rate swap instruments
Derivatives not designated as hedging instruments	Accrued liabilities	$825,945	Accrued liabilities	$—
Derivatives designated as hedging instruments	Accrued liabilities	—	Accrued liabilities	2,781,149

Total interest rate swap instruments		$825,945		$2,781,149

The following tables summarize the impact of derivatives designated as hedging instruments:

Derivative	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Interest rate swap	$(385,562)	$(1,266,639)	$(1,111,398)	Interest expense	$(2,057,722)	$(3,158,649)	$(3,681,813)	Interest Expense	$(6,694)	$3,173	$2,366

Total	$(385,562)	$(1,266,639)	$(1,111,398)	Total	$(2,057,722)	$(3,158,649)	$(3,681,813)	Total	$(6,694)	$3,173	$2,366

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010
Computer equipment and software	$24,580,463	$20,152,371
Furniture and fixtures	4,808,522	5,696,062
Office equipment	2,711,654	3,968,191
Leasehold improvements	2,087,382	2,183,151
Equipment under capital leases	410,544	278,459

Total property and equipment, at cost	34,598,565	32,278,234
Less accumulated depreciation and amortization	(20,109,906)	(19,222,511)

Net property and equipment	$14,488,659	$13,055,723

Property and equipment is recorded at cost. Expenditures for repairs and maintenance are charged to operations as incurred. Material leasehold improvements are capitalized and amortized over the remaining life of the lease. The Company records depreciation and amortization expense on a straight-line basis with lives ranging from three to ten years. Depreciation and amortization of property and equipment was $4,166,279, $4,399,110 and $3,901,183 for the years ended

December 31, 2011, 2010 and 2009, respectively. The Company also incurred amortization of intangible assets during the years ended December 31, 2010 and 2009 of $266,665 and $206,452, respectively.

The Company capitalizes qualifying computer software development costs. Costs incurred during the application development stage are capitalized and amortized over the software’s useful life on a straight-line basis, beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software, including interest expense. Personnel costs are capitalized for the time spent directly on software development projects. For the years ended December 31, 2011, 2010 and 2009, the Company capitalized $304,583, $269,267 and $220,559, respectively, of payroll costs related to software developed for internal use.

7. Associate Benefits

The Company is self-insured for health and prescription drug benefits, subject to certain stop-loss limitations. The Company recognized expense for health and prescription drug benefits, program administration, stop-loss insurance and other employee related insurance premiums of $6,125,545, $6,040,459 and $7,626,312 for the years ended December 31, 2011, 2010 and 2009, respectively. The expense is based on actual and estimated claims incurred. Accrued liabilities in the accompanying consolidated statements of financial position include $450,000, $500,000 and $633,000 for estimated health and prescription drug benefits incurred but not reported as of December 31, 2011, 2010 and 2009, respectively.

The Company maintains a defined contribution profit sharing plan with 401(k) features for substantially all associates. Associates may contribute up to the annual maximum amount determined by the Internal Revenue Service ($16,500 for 2011 plus an additional $5,500 “catch-up” for eligible associates) to the plan each year. In August 2011, the Company reinstated matching contributions at a rate of 100% of the first 3% of each participant’s salary deferral. Company matching contributions had been suspended in September 2009. Prior to September 2009, the Company matched 100% of the first 3% of each participant’s salary deferral and matched 50% of the next 3% deferred. The Company recognized matching contribution expense of $280,173 and $1,125,100 for the years ended December 31, 2011 and 2009, respectively. The unpaid contribution was $13,963 as of December 31, 2011. There were no unpaid contributions as of December 31, 2010.

8. Acquisition

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

This asset purchase did not have a material impact on the Company’s revenue or earnings for the years ended December 31, 2011 and 2010. As a result, supplemental pro forma financials have not been provided.

9. Restructuring Charges

On July 29, 2010, the Company announced its commitment to no longer purchase and collect healthcare accounts receivable. Subsequently, the Company sold its healthcare accounts to a third party and closed its Deerfield Beach, Florida office. Proceeds from the sale were $1,399,550, and the Company recognized a gain of $881,383, which is included in “Gain on sale of purchased receivables” in the accompanying consolidated statements of operations. On October 4, 2010 and December 30, 2010, the Company announced its plans to close its call center operations in the Chicago, Illinois and Cleveland, Ohio offices, respectively. On November 1, 2011, the Company announced its plans to close its call center operations in the San Antonio, Texas office in 2012. The Company expects to incur approximately $700,000 in restructuring charges in conjunction with this action.

The Company recognized restructuring charges for these actions of $74,664 and $4,224,889 during the years ended December 31, 2011 and 2010, respectively. These charges include employee termination benefits, contract termination costs for the real estate leases, write-off of furniture and equipment, impairment of intangible assets and other exit costs. The employee termination benefits, contract termination costs and other exit costs require the outlay of cash of approximately $600,000 and $3,000,000 for actions taken in 2011 and 2010, respectively. The impairment of intangible assets and furniture and equipment represent non-cash charges of approximately $100,000 and $1,200,000 for actions taken in 2011 and 2010, respectively.

The components of restructuring expenses were as follows:

	Years Ended December 31,
	2011	2010
Employee termination benefits	$62,682	$1,702,103
Contract termination costs	—	1,184,751
Impairment of intangible assets	—	812,400
Impairment of furniture and equipment	11,982	377,500
Other	—	148,145

Total restructuring charges	$74,664	$4,224,899

The reserve for restructuring charges as of December 31, 2011 and 2010 was $279,538 and $2,594,245, respectively. The changes in the reserve were as follows:

	Employee Termination Benefits	Contract Termination Costs	Fixed Assets and Other	Total
Restructuring liability as of January 1, 2010	$—	$—	$—	$—
Costs incurred and charged to expense	1,702,103	1,184,751	525,645	3,412,499
Payments	(676,674)	(38,989)	(48,754)	(764,417)
Adjustments to furniture and equipment	—	—	(53,837)	(53,837)

Restructuring liability as of December 31, 2010	$1,025,429	$1,145,762	$423,054	$2,594,245

Costs incurred and charged to expense	62,682	—	11,982	74,664
Payments	(912,013)	(1,145,762)	(34,164)	(2,091,939)
Disposal of furniture and equipment	—	—	(297,432)	(297,432)

Restructuring liability as of December 31, 2011	$176,098	$—	$103,440	$279,538

As of December 31, 2011, the actions to close the Deerfield Beach, Chicago and Cleveland offices were complete. The actions to close the San Antonio office are expected to be completed in the first half of 2012.

10. Share-Based Compensation

The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company reserved 3,700,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan of which 1,927,158 shares remain available to be granted as of December 31, 2011. The purpose of the plan is (i) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders, and (ii) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

Based on historical experience, the Company uses an annual forfeiture rate of 5% and 9% for stock options and restricted share units, respectively, for grants awarded to associates. Grants made to non-associate directors generally vest when the director terminates his or her board service, are expensed when granted, and therefore have no forfeitures.

Share-based compensation expense and related tax benefits were as follows:

	Years Ended December 31,
	2011	2010	2009
Share-based compensation expense	$1,012,272	$1,194,802	$1,328,402
Tax benefits	403,897	472,903	496,096

The Company’s share-based compensation arrangements are described below.

Stock Options

The Company utilizes the Whaley Quadratic approximation model, an intrinsic value method, to calculate the fair value of stock option awards on the date of grant using the assumptions noted in the following table. Changes to the subjective input assumptions can result in different fair market value estimates. With regard to the Company’s assumptions stated below, the expected volatility is based on the historical volatility of the Company’s stock and management’s estimate of the volatility over the contractual term of the options. The expected term of the options are based on management’s estimate of the period of time for which the options are expected to be outstanding. The risk-free rate is derived from the five-year U.S. Treasury yield curve on the date of grant.

The following table summarizes the assumptions used to determine the fair value of stock options granted:

Options issue year:	2011	2010	2009
Expected volatility	59.90%-63.99%	57.20%-59.90%	51.37%-54.53%
Expected dividends	0.00%	0.00%	0.00%
Expected term	4 Years	4 Years	5 Years
Risk-free rate	1.45%-1.77%	2.20%-2.42%	1.98%-2.06%

As of December 31, 2011, the Company had options outstanding for 1,139,438 shares of its common stock under the Stock Incentive Plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. Options granted to key associates generally vest between one and five years from the grant date whereas options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the vesting period.

Stock option compensation expense was as follows:

	Years Ended December 31,
	2011	2010	2009
Salaries and benefits(1)	$287,988	$393,390	$355,046
Administrative expenses(2)	61,647	147,297	166,937

Total	$349,635	$540,687	$521,983

(1)	Salaries and benefits include amounts for associates.

(2)	Administrative expenses include amounts for non-associate directors.

The following table summarizes all stock option transactions from January 1, 2011 through December 31, 2011:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Beginning balance	1,012,063	$11.09
Granted	137,500	5.18
Forfeited	(10,125)	9.28

Outstanding at December 31, 2011	1,139,438	10.39	4.86	$62,688

Exercisable at December 31, 2011	872,659	$12.02	4.73	$31,344

The weighted-average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $2.46, $3.17 and $2.06, respectively. No options were exercised during 2011, 2010 and 2009.

As of December 31, 2011, there was $477,348 of total unrecognized compensation expense related to nonvested stock options, which was comprised of $446,025 for options expected to vest and $31,323 for options not expected to vest. Unrecognized compensation expense for options expected to vest was expected to be recognized over a weighted-average period of 2.44 years.

Restricted Share Units and Deferred Stock Units

During the year ended December 31, 2011, the Company granted 239,906 restricted share units and 18,642 deferred stock units (collectively referred to as “RSUs”), respectively, to key associates and non-associate directors under the Company’s Stock Incentive Plan. Each RSU is equal to one share of the Company’s common stock. RSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional RSUs. The value of RSUs was equal to the market price of the Company’s stock at the date of grant.

RSUs granted to associates generally vest over two to four years, based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the director terminates his or her board service. At December 31, 2011, 45,557 of RSUs granted to associates will vest contingent on the attainment of performance conditions. When associates’ RSUs vest, associates have the option of selling a portion of vested shares to the Company in order to cover payroll tax obligations. The Company expects to repurchase approximately 23,000 shares for RSUs that are expected to vest in 2012.

The fair value of RSUs granted to associates is expensed on a straight-line basis over the vesting period based on the number of RSUs expected to vest. For RSUs with performance conditions, if those conditions are not expected to be met, the compensation expense previously recognized is reversed. The fair value of RSUs granted to non-associate directors is expensed immediately.

Compensation expense for RSUs, net of reversals, was as follows:

	Years Ended December 31,
	2011	2010	2009
Salaries and benefits(1)	$528,297	$450,911	$604,084
Administrative expenses(2)	134,340	203,204	202,335

Total	$662,637	$654,115	$806,419

(1)	Salaries and benefits include amounts for associates.

(2)	Administrative expenses include amounts for non-associate directors.

The Company generally issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions from January 1, 2011 through December 31, 2011:

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	297,199	$7.50
Granted	258,656	5.43
Vested and issued	(85,366)	7.47
Forfeited	(66,775)	8.80

Ending balance	403,714	$5.96

As of December 31, 2011, there was $1,212,654 of total unrecognized compensation expense related to RSUs granted to associates, which was comprised of $1,036,698 for RSUs expected to vest and $175,956 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.41 years. As of December 31, 2011, there were 112,689 RSUs, included as part of total outstanding RSUs, awarded to non-associate directors for which shares are expected to be issued when the director terminates his or her board service.

11. Contingencies

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

On January 30, 2012, the Company announced a settlement of the FTC’s investigation of its debt collection practices with the filing of a consent decree in the United States District Court for the Middle District of Florida.

The consent decree ended an FTC investigation that began in February 2006 under the Federal Trade Commission Act, Fair Debt Collection Practices Act and Fair Credit Reporting Act. As part of the consent decree, the Company agreed to undertake industry-leading consumer protection practices, including, among other things, furnishing additional disclosures when collecting debt past the statute of limitations. The Company also agreed to pay a civil penalty of $2,500,000. The Company does not expect its compliance with the consent decree to have a material adverse effect on its business.

12. Long-Term Commitments

Leases

The Company has several operating leases, primarily for office space. The leases expire at various dates through 2016, before consideration of renewal options. The total amount of rental payments are charged to rent expense using the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent”, which is included in “Accrued liabilities” in the accompanying consolidated statements of financial position. Total rent expense related to operating leases was $4,229,452, $5,298,373, and $6,178,355 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following is a schedule of future minimum lease payments under operating and capital leases, together with the present value of the net minimum lease payments related to capital leases, as of December 31, 2011:

	Operating Leases	Capital Leases
Years ending December 31:
2012	$4,258,080	$142,195
2013	4,242,985	62,011
2014	4,261,212	21,940
2015	3,857,759	18,575
2016	1,555,114	3,096

Total minimum lease payments	$18,175,150	247,817

Less amount representing interest		(26,397)

Present value of net minimum lease payments		$221,420

Other Long-Term Commitments

The Company’s Term Loan Facility requires quarterly repayments as described in Note 4, “Notes Payable”. At December 31, 2011, the Company had contractual interest due on derivative instruments totaling $946,267 through September 2012.

Employment Agreements

The Company has employment agreements with three executive members of management. The agreements call for the payment of base compensation, bonuses based on achievement of financial and operating metrics and certain benefits, such as medical insurance. All three employment agreements automatically renew on their expiration date for one year unless the executive or the Company terminates the employment agreement in writing. The agreements also include confidentiality and non-compete provisions, and provide for compensation after separation under certain circumstances, including a change of control.

Forward Flow Agreements

At December 31, 2011, the Company was party to six forward flow contracts that allow for the purchase of defaulted consumer receivables at pre-established prices. These contracts have terms beyond December 31, 2011 with the last contract expiring in July 2012. The estimated expected remaining purchase price of receivables to be acquired under existing forward flow contracts at December 31, 2011 was approximately $10,256,000. The Company records the acquisition of receivables from forward flow contracts when rights to the accounts are transferred to the Company, which is generally at the time purchases are funded.

13. Fair Value

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

Disclosure of the estimated fair value of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

		Fair Value Measurements at Reporting Date Using
	Total Recorded Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$825,945	—	$825,945	—

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

Goodwill

Goodwill is assessed annually for impairment using fair value measurement techniques. Goodwill impairment, if applicable, is determined using a two-step test. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Events that could, in the future, result in impairment include, but are not limited to, sharply declining cash collections or a significant negative shift in the risk inherent in the reporting unit.

The estimate of fair value of the Company’s goodwill is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash collections, revenues, growth rates and discount rates. The Company bases these assumptions on its budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit.

At the time of the annual goodwill impairment test, November 1, 2011, and during other periods throughout 2011, market capitalization was substantially lower than book value. As a result, the Company performed a step one analysis to assess the fair value of the goodwill of the Company’s single reporting unit. The Company prepared a discounted cash flow analysis, which resulted in fair value in excess of book value. The Company also prepared a market analysis to substantiate the value derived from the discounted cash flow analysis, which also resulted in fair value in excess of book value. The results of the fair value calculations indicated goodwill was not impaired. In addition, the Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the market valuation and book value. The Company performed a calculation of an implied control premium of the business, which supported the difference between the market valuation and book value. Based on the fair value calculations and the control premium reconciliation, the Company believes there was no impairment of goodwill as of November 1, 2011.

The Company did not have other intangible assets as of December 31, 2011 and 2010. However, during the third quarter of 2010, the Company decided to no longer purchase and collect healthcare accounts receivable. As a result, the Company recognized an impairment charge for the net book value of intangible assets for trademark and trade names associated with the healthcare collection activities of $812,400, which is included in “Restructuring charges” in the accompanying consolidated statements of operations. In addition, the Company performed a discounted cash flow analysis of its trademark and trade names as of September 30, 2009 and determined that the carrying value exceeded the fair value. The Company recorded an impairment of $1,167,600 which is included in “Impairment of assets” in the accompanying consolidated statements of operations.

The following disclosures pertain to the fair value of certain assets and liabilities, which are not measured at fair value in the accompanying consolidated financial statements.

Purchased Receivables

The Company’s purchased receivables had carrying values of $348,710,787 and $321,318,255 at December 31, 2011 and 2010, respectively. The Company computes the fair value of purchased receivables by discounting total estimated future cash flows generated by its forecasting model using a weighted-average cost of capital. The fair value of purchased receivables was approximately $425,000,000 and $360,000,000 at December 31, 2011 and 2010, respectively.

Credit Facilities

The Company’s Credit Facilities had carrying value of $172,122,870 and $157,259,956 as of December 31, 2011 and 2010, respectively, which is net of original issue discount on the Term Loan Facility. The carrying value and estimated fair value of the Term Loan Facility, excluding the unamortized balance of the original issue discount, were $175,000,000 and $167,125,000 at December 31, 2011, respectively, while the fair value of the outstanding balance of the Revolving Credit Facility approximated carrying value. The fair value of the outstanding balances on the former credit facilities approximated carrying value at December 31, 2010. The Company computes the fair value of its Credit Facilities based on quoted market prices.

14. Income Taxes

The Company recorded income tax expense of $7,983,828 for the year ended December 31, 2011 with an effective income tax rate of 39.9%. The rate differed from the federal statutory rate mainly due to a permanent tax difference related to an additional accrual of $1,250,000 in 2011 for the civil penalty related to the FTC investigation.

The provision for income tax expense (benefit) consisted of the following:

	Years Ended December 31,
	2011	2010	2009
Current expense (benefit):
Federal	$241,310	$(3,384,068)	$(2,227,444)
State	822,861	210,429	276,247

Total current expense (benefit)	1,064,171	(3,173,639)	(1,951,197)
Deferred expense (benefit):
Federal	6,945,850	(4,607,441)	(6,930,779)
State	(26,193)	(670,588)	(875,473)

Total deferred expense (benefit)	6,919,657	(5,278,029)	(7,806,252)

Total income tax expense (benefit)	$7,983,828	$(8,451,668)	$(9,757,449)

The difference between the calculated effective tax rate and the statutory federal income tax rate of 35% per annum was as follows:

	Years Ended December 31,
	2011	2010	2009
Federal tax expense (benefit) at statutory rate	$7,002,936	$(3,523,730)	$(9,167,041)
Increase (decrease) in income taxes resulting from:
State income tax expense (benefit)	509,565	(533,809)	(776,176)
FTC civil penalty	437,500	437,500	—
Effect of state tax rate changes	93,693	(384,830)	192,913
Worthless stock deduction	—	(5,166,286)	—
Forgiveness of debt expense	—	(2,153,752)	—
Write-off of deferred tax assets	—	2,659,471	—
Impairment of intangible asset	—	284,340	408,660
Other adjustments, net	(59,866)	(70,572)	(415,805)

Effective income tax expense (benefit)	$7,983,828	$(8,451,668)	$(9,757,449)

Effective income tax rate	39.9%	83.9%	37.3%

As of December 31, 2011, the Company had generated federal and state net operating loss carryforwards of approximately $13,538,000 and $2,330,000, respectively. The federal net operating losses can be used for a 20-year period, and if unused, will expire in 2030. The state net operating losses have expiration periods that vary by state, which range from 5 to 20 years. The Company expects to be able to utilize these net operating loss carryforwards and therefore has not recorded a valuation allowance.

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements.

The components of deferred tax assets and liabilities consisted of the following:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$5,553,813	$9,316,300
Stock options	2,557,467	2,425,434
Accrued expenses	2,530,626	1,535,327
Charge-off adjustment	682,159	671,584
Interest rate swap agreement	333,062	1,100,779
Intangible assets	230,363	231,138
Other	303,045	386,387

Total	12,190,535	15,666,949

Deferred tax liabilities:
Purchased receivables revenue recognition	67,013,763	64,319,898
Property and equipment	2,503,957	2,465,823
Transaction costs	879,045	882,055
Prepaid expenses	307,843	172,724
Other	1,959,968	690,103

Total	72,664,576	68,530,603

Net deferred tax liabilities	$60,474,041	$52,863,654

The Company uses a recognition threshold and measurement attribute for the financial statement recognition of uncertain tax positions. The changes in unrecognized tax benefits were as follows:

	Years Ended December 31,
	2011	2010
Beginning balance	$1,041,490	$994,732
Additions based on tax positions taken in prior years	142,221	47,026
Reductions for tax positions taken in prior years	—	(268)
Reductions for lapse in statute of limitations	(253,708)	—

Ending balance	$930,003	$1,041,490

As of December 31, 2011, the Company had gross unrecognized tax benefits of $930,003 that, if recognized, would result in a net tax benefit of $604,502 and would favorably affect the Company’s effective tax rate. It is expected that the amount of unrecognized tax benefits will not change significantly in the next twelve months.

The penalties and interest associated with uncertain tax positions are recorded as part of the provision for income taxes. These amounts as of December 31, 2011 and 2010 were approximately $243,500 and $187,000, respectively.

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

15. Selected Quarterly Operating Results (unaudited)

The following tables set forth a summary of the Company’s consolidated results on a quarterly basis for the years ended December 31, 2011 and 2010. The information for each of these quarters is unaudited and, in the Company’s opinion, has been prepared on a basis consistent with the Company’s audited consolidated financial statements appearing elsewhere in this Annual Report. This information includes all adjustments, consisting only of normal recurring adjustments the Company considered necessary for a fair presentation of this information when read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this Annual Report. Results of operations for any quarter are not necessarily indicative of the results for a full year or any future periods.

Quarterly Financial Data

	Quarter
	First	Second	Third	Fourth
2011

Total revenues	$50,392,991	$54,693,417	$56,613,532	$56,376,128
Total operating expenses	45,899,974	45,526,983	48,506,204	45,231,375
Income from operations	4,493,017	9,166,434	8,107,328	11,144,753
Net income	1,085,563	3,658,842	3,070,602	4,209,553
Total comprehensive income	1,415,624	3,974,619	3,465,077	4,317,018
Weighted average number of shares:
Basic	30,725,786	30,751,487	30,781,016	30,794,320
Diluted	30,822,828	30,838,302	30,843,313	30,828,366
Earnings per common share outstanding:
Basic	$0.04	$0.12	$0.10	$0.14
Diluted	$0.04	$0.12	$0.10	$0.14

	Quarter
	First	Second	Third	Fourth
2010

Total revenues	$51,554,664	$50,914,851	$48,467,818	$47,462,487
Total operating expenses	48,353,884	46,783,641	47,990,111	54,211,856
Income (loss) from operations	3,200,780	4,131,210	477,707	(6,749,369)
Net income (loss)	356,517	774,457	4,246,262	(6,993,368)
Total comprehensive income (loss)	558,994	1,205,510	4,377,919	(6,483,474)
Weighted average number of shares:
Basic	30,670,728	30,682,152	30,703,735	30,716,034
Diluted	30,739,269	30,781,363	30,741,207	30,716,034
Earnings (loss) per common share outstanding:
Basic	$0.01	$0.03	$0.14	$(0.23)
Diluted	$0.01	$0.03	$0.14	$(0.23)

Quarterly Changes in Valuation Allowance for Purchased Receivables

	Quarter
2011	First	Second	Third	Fourth
Beginning balance	$87,323,300	$82,187,300	$71,753,600	$62,705,600
Impairments	2,771,000	67,900	—	—
Reversal of impairments	(1,688,400)	(2,069,300)	(2,733,100)	(2,558,500)
Deductions(1)	(6,218,600)	(8,432,300)	(6,314,900)	(4,232,700)

Ending balance	$82,187,300	$71,753,600	$62,705,600	$55,914,400

	Quarter
2010	First	Second	Third	Fourth
Beginning balance	$104,416,455	$98,882,900	$96,494,500	$92,122,200
Impairments	99,680	284,189	240,042	516,846
Reversal of impairments	—	(1,348,900)	(893,500)	(1,233,800)
Deductions(1)	(5,633,235)	(1,323,689)	(3,718,842)	(4,081,946)

Ending balance	$98,882,900	$96,494,500	$92,122,200	$87,323,300

(1)

Deductions represent impairments on purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.