Form 10-Q
period 2012-03-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2012-04-27
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 19, 2012, 30,717,972 shares of the Registrant’s common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$20,630,736	$6,990,757
Purchased receivables, net	330,110,309	348,710,787
Income taxes receivable	467,999	354,241
Property and equipment, net	13,268,309	14,488,659
Goodwill	14,323,071	14,323,071
Other assets	12,747,862	11,172,804

Total assets	$391,548,286	$396,040,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$3,067,627	$3,296,905
Accrued liabilities	17,400,202	20,018,561
Income taxes payable	2,182,881	1,925,761
Notes payable	162,331,109	172,122,870
Capital lease obligations	90,409	221,420
Deferred tax liability, net	62,984,908	60,474,041

Total liabilities	248,057,136	258,059,558

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,378,709 and 33,334,281 at March 31, 2012 and December 31, 2011, respectively	333,787	333,343
Additional paid in capital	150,681,126	150,449,620
Retained earnings	34,594,504	29,162,645
Accumulated other comprehensive loss, net of tax	(634,432)	(532,592)
Common stock in treasury; at cost, 2,660,737 and 2,649,729 shares at March 31, 2012 and December 31, 2011, respectively	(41,483,835)	(41,432,255)

Total stockholders’ equity	143,491,150	137,980,761

Total liabilities and stockholders’ equity	$391,548,286	$396,040,319

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Purchased receivable revenues, net	$61,609,348	$50,037,709
Other revenues, net	224,952	355,282

Total revenues	61,834,300	50,392,991

Expenses
Salaries and benefits	16,336,882	17,945,483
Collections expense	27,312,560	23,703,216
Occupancy	1,428,226	1,420,857
Administrative	1,850,100	1,779,766
Depreciation and amortization	1,323,745	1,050,652
Restructuring charges	81,688	—
Loss on disposal of equipment and other assets	8,402	—

Total operating expenses	48,341,603	45,899,974

Income from operations	13,492,697	4,493,017
Other income (expense)
Interest expense	(5,327,354)	(2,660,056)
Interest income	2,098	87
Other	46,470	(2,020)

Income before income taxes	8,213,911	1,831,028
Income tax expense	2,782,052	745,465

Net income	$5,431,859	$1,085,563

Weighted-average number of shares:
Basic	30,806,948	30,725,786
Diluted	30,878,147	30,822,828
Earnings per common share outstanding:
Basic	$0.18	$0.04
Diluted	$0.18	$0.04

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$5,431,859	$1,085,563
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedging:
Unrealized loss arising during period	(452,834)	(35,151)
Less: reclassification adjustment for loss included in net income	332,697	581,429

Net unrealized (loss) gain on cash flow hedging	(120,137)	546,278
Other comprehensive (loss) gain, before tax	(120,137)	546,278
Income tax benefit (expense) related to other comprehensive income	18,297	(216,217)

Other comprehensive (loss) income, net of tax	(101,840)	330,061

Comprehensive income	$5,330,019	$1,415,624

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$5,431,859	$1,085,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,323,745	1,050,652
Amortization of deferred financing costs and debt discount	898,966	354,042
Hedge ineffectiveness	79,450	—
Deferred income taxes	2,529,164	581,376
Share-based compensation expense	231,950	305,927
Net (impairment reversals) impairments of purchased receivables	(4,496,700)	1,082,600
Non-cash revenue	(1,001)	(39)
Loss on disposal of equipment and other assets	8,402	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,874,816)	215,802
Decrease in accounts payable and other accrued liabilities	(3,030,067)	(7,290,549)
Increase in net income taxes payable	143,362	3,235,344

Net cash provided by operating activities	1,244,314	620,718

Cash flows from investing activities
Investments in purchased receivables, net of buybacks	(20,923,049)	(46,177,633)
Principal collected on purchased receivables	44,021,228	40,164,664
Purchases of property and equipment	(129,454)	(192,660)
Proceeds from sale of property and equipment	500	—

Net cash provided by (used in) investing activities	22,969,225	(6,205,629)

Cash flows from financing activities
Repayments of term loan facility	(2,187,500)	(375,000)
Net (repayments) borrowings on revolving credit facility	(8,200,000)	6,900,000
Payments of deferred financing costs	(3,469)	—
Payments on capital lease obligations	(131,011)	(20,943)
Purchases of treasury shares	(51,580)	(28,616)

Net cash (used in) provided by financing activities	(10,573,560)	6,475,441

Net increase in cash	13,639,979	890,530
Cash at beginning of period	6,990,757	5,635,503

Cash at end of period	$20,630,736	$6,526,033

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$4,551,695	$2,326,723
Net cash received (paid) for income taxes	109,526	(3,071,252)
Non-cash investing and financing activities:
Change in fair value of interest rate swap liabilities	(199,587)	546,278
Change in unrealized loss on cash flow hedge, net of tax	101,840	(330,061)

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2012 and its results of operations, comprehensive income and cash flows for the three months ended March 31, 2012 and 2011. All adjustments were of a normal recurring nature. The results of operations and comprehensive income of the Company for the three months ended March 31, 2012 and 2011 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Accrued Liabilities

The details of accrued liabilities were as follows:

	March 31, 2012	December 31, 2011
Accrued general and administrative expenses (1)	$7,378,040	$6,882,437
Accrued payroll, benefits and bonuses	5,321,452	8,334,908
Deferred rent	2,263,248	2,376,936
Fair value of derivative instruments	1,025,531	825,945
Accrued interest expense	772,570	897,975
Deferred revenue	228,412	172,376
Accrued restructuring charges (2)	171,048	279,538
Other accrued expenses	239,901	248,446

Total accrued liabilities	$17,400,202	$20,018,561

(1)	Accrued general and administrative expenses included $2,500,000 related to a litigation contingency as of December 31, 2011 for which funding occurred during February 2012. Refer to Note 7, “Contingencies”, for more information.
(2)	Accrued restructuring charges are related to closing the San Antonio, Texas office. Refer to Note 9, “Restructuring Charges”, for additional information.

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

Concentrations of Risk

For the three months ended March 31, 2012 and 2011, the Company invested 68.8% and 84.5% (net of buybacks), respectively, in purchased receivables from its top three sellers. One seller is included in the top three in both three month periods.

Seasonality

Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. Operating expenses may fluctuate from quarter to quarter depending on the Company’s investment in court costs through the legal collection channel, the timing of purchases of charged-off receivables and other factors. However, revenue recognized is relatively level, excluding the impact of impairments or impairment reversals, due to the application of the Interest Method of revenue recognition. In addition, the Company’s operating results may be affected, to a lesser extent, by the timing of purchases of portfolios of charged-off consumer receivables due to the initial costs associated with initiating collection activities and integrating these receivables into the Company’s collection platform. Consequently, income and margins may fluctuate from quarter to quarter.

Collections by Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected, or for a fixed fee. The Company generally receives net proceeds and records gross cash collections received by third parties. The Company records fees paid to third parties, and the reimbursement of certain legal and other costs, as a component of collections expense. The percent of gross cash collections by third party relationships were 60.5% and 39.7% for the three months ended March 31, 2012 and 2011, respectively.

Interest Expense

Interest expense includes interest on the Company’s credit facilities, unused facility fees, the ineffective portion of the change in fair value of the Company’s derivative financial instruments (refer to Note 5, “Derivative Financial Instruments and Risk Management”), interest payments made on interest rate swaps, amortization of deferred financing costs and amortization of original issue discount.

The components of interest expense were as follows:

	Three Months Ended March 31,
	2012	2011
Interest payments	$4,428,388	$2,306,014
Amortization of original issue discount	595,739	—
Amortization of deferred financing costs	303,227	354,042

Total interest expense	$5,327,354	$2,660,056

Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding. The following table provides a reconciliation between basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
	2012	2011
Basic weighted-average shares outstanding	30,806,948	30,725,786
Dilutive weighted-average shares (1)	71,199	97,042

Diluted weighted-average shares outstanding	30,878,147	30,822,828

(1)	Includes the dilutive effect of outstanding stock options, deferred stock units and restricted shares (collectively the “Share-Based Awards”). Share-Based Awards that are contingent upon the attainment of performance goals are not included in dilutive weighted-average shares until the performance goals have been achieved.

There were 1,227,644 and 986,908 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s common stock at March 31, 2012 and 2011, respectively, and therefore were considered anti-dilutive.

Comprehensive Income

Comprehensive income includes changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. Currently, the Company’s only component of comprehensive income other than net income is the change in unrealized gain or loss, including the amortization of previous losses, on derivative instruments qualifying as cash flow hedges, net of tax. The aggregate amount of changes to equity that have not yet been recognized in net income are reported in the equity portion of the accompanying consolidated statements of financial position as “Accumulated other comprehensive loss, net of tax”.

Fair Value of Financial Instruments

The fair value of financial instruments is estimated using available market information and other valuation methods. Refer to Note 8, “Fair Value” for more information.

3. Purchased Receivables and Revenue Recognition

Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and many times have been subject to previous collection efforts. The Company acquires pools of homogenous accounts which are the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (generally more than 90%) from their face values due to a deterioration of credit quality since origination and are initially recorded at the Company’s acquisition cost, which equals fair value at the acquisition date. Financing for purchasing is provided by cash generated from operations and from borrowings on the Company’s revolving credit facility.

The Company accounts for its investment in purchased receivables using the Interest Method when the Company has reasonable expectations of the timing and amount of cash flows expected to be collected. Accounts purchased may be aggregated into one or more static pools within each quarter, based on a similar risk rating and one or more predominant risk characteristics. The risk rating, which is provided by a third party, is similar for all accounts since the Company’s purchased receivables have all been charged-off by the credit originator. Accounts typically have one or more other predominant risk characteristics. The Company therefore aggregates most accounts purchased within each quarter. Each static pool of accounts retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for revenue recognition.

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

Agreements to purchase receivables typically include general representations and warranties from the sellers covering the accuracy of seller provided information regarding the receivables, the origination and servicing of the receivables in compliance with applicable consumers protection laws and regulations, free and clear title to the receivables and obligor, and death, bankruptcy, fraud and settled or paid receivables prior to sale. The agreements typically permit the return of certain receivables from the Company back to the seller. The general time frame to return receivables is within 90 to 180 days from the date of the purchase agreement. Proceeds from returns, also referred to as buybacks, are applied against the carrying value of the static pool.

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had an IRR assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of March 31, 2012, the Company had three unamortized pools on the cost recovery method with an aggregate carrying value of $101,290 or about 0.03% of the total carrying value of all purchased receivables. As of December 31, 2011, the Company had six unamortized pools on the cost recovery method with an aggregate carrying value of $215,036 or about 0.1% of the total carrying value of all purchased receivables.

Although not its usual business practice, the Company may periodically sell, on a non-recourse basis, all or a portion of a pool to unaffiliated parties. The Company does not have any significant continuing involvement with those accounts subsequent to sale. Proceeds of these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and the carrying value, which is included in “Gain on sale of purchased receivables” in the accompanying consolidated statements of operations. There were no sales of purchased receivables during the three months ended March 31, 2012 and 2011. The agreements to sell receivables typically include general representations and warranties.

Changes in purchased receivables portfolios were as follows:

	Three Months Ended March 31,
	2012	2011
Beginning balance, net	$348,710,787	$321,318,255
Investment in purchased receivables, net of buybacks	20,923,049	46,177,633
Cash collections	(101,132,875)	(91,284,934)
Purchased receivable revenues, net	61,609,348	50,037,709

Ending balance, net	$330,110,309	$326,248,663

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding, or face value, of purchased receivables. Changes in accretable yield were as follows:

	Three Months Ended March 31,
	2012	2011
Beginning balance (1)	$478,230,548	$427,464,854
Revenue recognized on purchased receivables, net	(61,609,348)	(50,037,709)
Additions due to purchases	29,365,995	59,450,140
Reclassifications from (to) nonaccretable yield	53,495,397	(3,869,275)

Ending balance (1)	$499,482,592	$433,008,010

(1)	Accretable yield is a function of estimated remaining cash flows based on expected work effort and historical collections. Refer to Forward-Looking Statements on page 22 and Critical Accounting Policies on page 41 for further information regarding these estimates.

Changes in purchased receivables portfolios under the cost recovery method were as follows:

	Three Months Ended March 31,
	2012	2011
Beginning balance	$215,036	$962,461
Reclassifications from amortizing pools	—	364,107
Buybacks, impairments and resale	—	(214)
Cash collections prior to becoming fully amortized	(113,746)	(675,616)

Ending balance	$101,290	$650,738

During the three months ended March 31, 2012 and 2011, the Company recorded net impairment reversals of purchased receivables of $4,496,700 and net impairments of $1,082,600, respectively. During the periods recorded, the net impairment reversals increased revenue and the carrying value of purchased receivable portfolios, whereas net impairments reduced revenue and the carrying value of purchased receivable portfolios. Net impairments are accounted for as a valuation allowance against the carrying value of purchased receivables.

Changes in the purchased receivables valuation allowance were as follows:

	Three Months Ended March 31,
	2012	2011
Beginning balance	$55,914,400	$87,323,300
Impairments	—	2,771,000
Reversals of impairments	(4,496,700)	(1,688,400)
Deductions (1)	(478,500)	(6,218,600)

Ending balance	$50,939,200	$82,187,300

(1)	Deductions represent valuation allowances on purchased receivable portfolios that became fully amortized during the period; therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

4. Notes Payable

The Company maintains a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, effective November 14, 2011 (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company has a five-year $95,500,000 revolving credit facility which expires in November 2016 (the “Revolving Credit Facility”), which may be limited by financial covenants, and a six-year $175,000,000 term loan facility which expires in November 2017 (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Agreement replaced a similar credit agreement with JPMorgan Chase Bank, N.A. entered into during June 2007.

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

The Credit Agreement includes an accordion loan feature that allows the Company to request an aggregate $75,000,000 increase in the Revolving Credit Facility and/or the Term Loan Facility. The Credit Facilities also include sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans (which bear interest at the bank’s alternative rate, which was 4.25% at March 31, 2012). The Credit Agreement is secured by substantially all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which as of March 31, 2012 were:

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

The financial covenants may restrict the Company’s ability to borrow against the Revolving Credit Facility. However, at March 31, 2012, the Company was able to access the entire $95,500,000 of available borrowings on the Revolving Credit Facility based on the financial covenants. Borrowing capacity may be reduced under this ratio in the future if there are significant declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings. The Credit Facility also includes a borrowing base limit of 25% of estimated remaining collections, which may also limit the Company’s ability to borrow.

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

The Term Loan Facility requires quarterly repayments over the term of the agreement, with any remaining principal balance due on the maturity date. The following table details the required remaining repayment amounts:

Years Ending December 31,	Amount
2012 (1)	$6,562,500
2013	8,750,000
2014	14,000,000
2015	22,748,000
2016	22,748,000
2017 (2)	98,004,000

(1)	Amount includes three remaining quarterly principal payments for 2012. A required principal payment of $2,187,500 was made during March 2012.
(2)	Includes three quarterly principal payments and the remaining balance due on the maturity date.

Voluntary prepayments are permitted on the Term Loan Facility subject to certain fees. If a voluntary prepayment is made on or prior to November 14, 2012, the Company must pay a prepayment premium of 2.0% of the amount paid, and if such prepayment is made after November 14, 2012 but on or before November 14, 2013, the Company must pay a prepayment premium of 1.0% of the amount paid. There are no premiums for voluntary prepayments made after November 14, 2013.

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

Outstanding borrowings on notes payable were as follows:

	March 31, 2012	December 31, 2011
Term Loan Facility	$172,812,500	$175,000,000
Revolving Credit Facility	—	8,200,000
Original issue discount on Term Loan	(10,481,391)	(11,077,130)

Total Notes Payable	$162,331,109	$172,122,870

Weighted average interest rate on total outstanding borrowings	8.75%	8.56%
Weighted average interest rate on revolving credit facility	—	4.57%

The Company was in compliance with all covenants of the Credit Agreement as of March, 31, 2012.

5. Derivative Financial Instruments and Risk Management

Risk Management

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of each swap counterparty to assess the counterparty’s ability to honor its obligations. Counterparty default would further expose the Company to fluctuations in variable interest rates.

The Company records derivative financial instruments at fair value. Refer to Note 8, “Fair Value” for additional information.

Derivative Financial Instruments

Derivative instruments that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated as well as throughout the hedging period. Changes in fair value are recorded as an adjustment to Accumulated Other Comprehensive Income (“AOCI”), net of tax. Amounts in AOCI are reclassified into earnings under certain situations; for example, if the occurrence of the transaction is no longer probable or no longer qualifies for hedge accounting. In these situations, all or a portion of the transaction would be ineffective.

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the agreement the notional amount decreased by $25,000,000. As of March 31, 2012, the notional amount was $25,000,000. The agreement expires on September 13, 2012.

Prior to entering into the new Credit Agreement in 2011, the swap was designated and qualified as a cash flow hedge. The effective portion of the change in fair value was reported as a component of AOCI in the accompanying consolidated financial statements. The ineffective portion of the change in fair value of the derivative was recorded in interest expense.

Upon entering into the new Credit Agreement, the swap was de-designated as a cash flow hedge because it was no longer expected to be highly effective in mitigating changes in variable interest rates. Accordingly, the amount recognized in AOCI prior to de-designation will be reclassified into earnings on a straight-line basis over the remaining term of the agreement. Losses of $332,697, net of tax of $144,723, were amortized to “Interest expense” and “Income tax expense”, respectively, in the accompanying consolidated statements of operations for the three months ended March 31, 2012. In addition, changes in fair value of the swap are recognized in earnings during the period they occur.

On January 13, 2012, the Company entered into a new amortizing interest rate swap agreement effective March 13, 2012. On a quarterly basis, the Company will swap variable rates equal to three-month LIBOR, subject to a 1.5% floor, for fixed rates. The notional amount of the new swap was initially set at $19,000,000. In September 2012, when the original swap agreement expires, the notional amount of the new swap will increase to $43,000,000 and subsequently will amortize in proportion to the principal payments on the Term Loan Facility through March 2017, when the notional amount will be $26,000,000. The Company’s new derivative instrument is designated and qualifies as a cash flow hedge.

The Company expects to reclassify $626,579 of losses previously recognized in AOCI for the original swap into earnings due to ineffectiveness within the next twelve months. As of March 31, 2012, the Company did not have any fair value hedges.

The following table summarizes the fair value of derivative instruments:

	March 31, 2012		December 31, 2011
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Interest rate swap instruments
Derivatives not qualifying as hedging instruments	Accrued liabilities	$572,698	Accrued liabilities	$825,945
Derivatives qualifying as hedging instruments	Accrued liabilities	452,833	Accrued liabilities	—

Total interest rate swap instruments		$1,025,531		$825,945

The following table summarizes the impact of derivatives qualifying as hedging instruments:

Derivative	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011		2012	2011
Interest rate swap instruments	$(452,834)	$(35,151)	Interest expense	$332,697	$(581,429)	Interest expense	$—	$(63)

Total	$(452,834)	$(35,151)	Total	$332,697	$(581,429)	Total	$—	$(63)

6. Share-Based Compensation

The Company adopted a stock incentive plan (the “Stock Incentive Plan”) during February 2004 that authorizes use of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, non-associate directors and consultants. The Company reserved 3,700,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan of which 1,694,078 shares remained available to be granted as of March 31, 2012. The purpose of the plan is (i) to promote the best interests of the Company and its stockholders by encouraging associates and other participants to acquire an ownership interest in the Company, thus aligning their interests with those of stockholders and (ii) to enhance the ability of the Company to attract and retain qualified associates, non-associate directors and consultants. No participant may be granted options during any one fiscal year to purchase more than 500,000 shares of common stock.

Based on historical experience, the Company uses an annual forfeiture rate of 5% and 9% for stock options and restricted share units, respectively, for grants awarded to associates. Grants made to non-associate directors generally vest when the director terminates his or her board service, are expensed when granted, and therefore have no forfeitures.

Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
	2012	2011
Share-based compensation expense	$231,950	$305,927
Tax benefits	78,561	124,512

The Company’s share-based compensation arrangements are described below.

Stock Options

Effective January 1, 2012, the Company began utilizing the Black-Scholes model to calculate the fair value of stock option awards on the date of grant using the assumptions noted in the following table. The fair value of stock option awards calculated by the Black-Scholes model is not significantly different from the Whaley Quadratic approximation model used in prior years. With regard to the Company’s assumptions stated below, the expected volatility is based on the historical volatility of the Company’s stock and management’s estimate of the volatility over the contractual term of the options. The expected term of the options are based on management’s estimate of the period of time for which the options are expected to be outstanding. The risk-free rate is derived from the U.S. Treasury yield curve on the date of grant. Changes to the input assumptions can result in different fair market value estimates.

The following table summarizes the assumptions used to determine the fair value of stock options granted:

Options issue year:	2012	2011
Expected volatility	63.99%	59.90%-63.99%
Expected dividends	0.00%	0.00%
Expected term	4 Years	4 Years
Risk-free rate	0.67%	1.45%-1.77%

As of March 31, 2012, the Company had options outstanding for 1,244,321 shares of its common stock under the Stock Incentive Plan. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. Options granted to key associates generally vest between one and five years from the grant date whereas options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the vesting period. Stock option compensation expense for associates, included in salaries and benefits, for the three months ended March 31, 2012 and 2011 was $74,365 and $105,356, respectively.

The following table summarizes all stock option transactions from January 1, 2012 through March 31, 2012:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Beginning balance	1,139,438	$10.39
Granted	104,883	4.40
Forfeited or expired	—	—

Outstanding at March 31, 2012	1,244,321	9.89	4.80	$258,029

Exercisable at March 31, 2012	962,035	$11.33	4.50	$168,440

The weighted-average grant date fair value of the options granted during the three months ended March 31, 2012 and 2011 was $2.13 and $2.56, respectively. No options were exercised during 2012 and 2011.

As of March 31, 2012, there was $626,692 of total unrecognized compensation expense related to nonvested stock options, which consisted of $569,901 for options expected to vest and $56,791 for options not expected to vest. Unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 2.83 years.

Restricted Share Units and Deferred Stock Units

During the three months ended March 31, 2012, the Company granted 126,427 restricted share units and 5,580 deferred stock units (collectively referred to as “RSUs”), respectively, to key associates and non-associate directors under the Company’s Stock Incentive Plan. Each RSU is equal to one share of the Company’s common stock. RSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional RSUs. The value of RSUs was equal to the market price of the Company’s stock at the date of grant.

RSUs granted to associates generally vest over one to four years, based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the director terminates his or her board service. At March 31, 2012, 77,186 of RSUs granted to associates will vest contingent on the attainment of performance conditions. When associates’ RSUs vest, associates have the option of selling a portion of vested shares to the Company in order to cover payroll tax obligations. The Company expects to repurchase approximately 38,000 shares for RSUs that are expected to vest during the next twelve months.

The fair value of RSUs granted to associates is expensed on a straight-line basis over the vesting period based on the number of RSUs expected to vest. For RSUs with performance conditions, if those conditions are not expected to be met, the compensation expense previously recognized is reversed. The fair value of RSUs granted to non-associate directors is expensed immediately.

Compensation expense for RSUs, net of reversals, was as follows:

	Three Months Ended March 31,
	2012	2011
Salaries and benefits (1)	$132,587	$175,576
Administrative expenses (2)	24,998	24,995

Total	$157,585	$200,571

(1)	Salaries and benefits include amounts for associates.
(2)	Administrative expenses include amounts for non-associate directors.

The Company generally issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions from January 1, 2012 through March 31, 2012:

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	403,714	$5.96
Granted	132,007	4.40
Vested and issued	(44,428)	4.84
Forfeited	(3,804)	5.13

Ending balance	487,489	$5.65

As of March 31, 2012, there was $1,616,829 of total unrecognized compensation expense related to RSUs granted to associates, which consisted of $1,341,006 for RSUs expected to vest and $275,823 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.63 years. As of March 31, 2012, there were 118,269 RSUs, included as part of total outstanding nonvested RSUs in the table above, awarded to non-associate directors for which shares are expected to be issued when the director terminates his or her board service.

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

Disclosure of the estimated fair value of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

	Total Recorded Fair Value at March 31, 2012	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$1,025,531	—	$1,025,531	—

The fair value of interest rate swaps represents the amount the Company would pay to terminate or otherwise settle the contracts at the financial position date, taking into consideration current unearned gains and losses. Fair value was determined using a market approach, and is based on the three-month LIBOR curve for the remaining term of the swap agreements. Refer to Note 5 “Derivative Financial Instruments and Risk Management”, for additional information about the fair value of the interest rate swaps.

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

At the time of the latest annual goodwill impairment test, November 1, 2011, and during other periods throughout 2011, market capitalization was substantially lower than book value. As a result, the Company performed a step one analysis to assess the fair value of the goodwill of the Company’s single reporting unit. The Company prepared a discounted cash flow analysis, which resulted in fair value in excess of book value. The Company also prepared a market analysis to substantiate the value derived from the discounted cash flow analysis, which also resulted in fair value in excess of book value. The results of the fair value calculations indicated goodwill was not impaired. In addition, the Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the market valuation and book value. The Company performed a calculation of an implied control premium of the business, which supported the difference between the market valuation and book value. Based on the fair value calculations and the control premium reconciliation, the Company believes there was no impairment of goodwill as of November 1, 2011.

During certain periods of the first quarter of 2012, the market capitalization of the Company was less than book value. However, the Company did not consider those periods to be triggering events considering the relative gap between book value and market value relative to the goodwill testing performed in 2011. The Company does not believe, based on the results of testing at November 1, 2011 and an analysis of events subsequent to that testing, that a new step one analysis was required to be performed during the three months ended March 31, 2012.

The following disclosures pertain to the fair value of certain assets and liabilities, which are not measured at fair value in the accompanying consolidated financial statements.

Purchased Receivables

The Company’s purchased receivables had carrying values of $330,110,309 and $348,710,787 at March 31, 2012 and December 31, 2011, respectively. The Company computes the fair value of purchased receivables by discounting total estimated future cash flows net of expected collection costs using a weighted-average cost of capital. The fair value of purchased receivables was approximately $430,000,000 and $425,000,000 at March 31, 2012 and December 31, 2011, respectively.

Credit Facilities

The Company’s Credit Facilities had carrying values of $162,331,109 and $172,122,870 as of March 31, 2012 and December 31, 2011, respectively, which was net of original issue discount on the Term Loan Facility.

The following table summarizes the carrying value and estimated fair value of the Credit Facilities:

	March 31, 2012	December 31, 2011
Term Loan Facility carrying value (1)	$172,812,500	$175,000,000
Term Loan Facility estimated fair value (1,2)	171,948,438	167,125,000
Revolving Credit Facility carrying value (3)	—	8,200,000

(1)	The carrying value and estimated fair value of the Term Loan Facility excludes the unamortized balance of the original issue discount.
(2)	The Company computes the fair value of its Term Loan Facility based on quoted market prices.
(3)	The fair value of the outstanding balance of the Revolving Credit Facility approximated carrying value.

9. Restructuring Charges

On November 1, 2011, the Company announced its plan to close its call center operations in the San Antonio, Texas office in 2012. The Company expects to incur approximately $400,000 in restructuring charges in conjunction with this action of which $81,688 and $279,538 was recognized during the three months ended March 31, 2012 and December 31, 2011, respectively. In April 2012, the Company entered into a sub-lease for the former San Antonio office. The sub-lease is at a higher rate than originally estimated, therefore, the Company reduced the estimate of total charges related to this restructuring action by $300,000 as of March 31, 2012.

The charges for closing the San Antonio office during the three months ended March 31, 2012 included employee termination benefits, contract termination costs for the real estate leases, write-off of furniture and equipment, impairment of intangible assets and other exit costs.

The components of restructuring expenses were as follows:

Three Months Ended March 31, 2012
Impairment of intangible assets	$—
Operating lease charge	81,688
Employee termination benefits	—
Write-off of furniture and equipment	—
Other exit costs	—

Total restructuring charges	$81,688

The reserve for restructuring charges as of March 31, 2012 and December 31, 2011 was $171,048 and $279,538, respectively. The changes in the reserve were as follows:

	Employee Termination Benefits	Contract Termination Costs	Fixed Assets and Other	Total
Restructuring liability as of January 1, 2012	$176,098	$—	$103,440	$279,538
Costs incurred and charged to expense	—	81,688	—	81,688
Payments	(170,573)	(2,448)	—	(173,021)
Adjustments to furniture and equipment	—	—	(17,157)	(17,157)

Restructuring liability as of March 31, 2012	$5,525	$79,240	$86,283	$171,048

The actions to close the San Antonio office are expected to be completed by June 30, 2012. There were no restructuring charges for the three months ended March 31, 2011.

10. Income Taxes

The Company recorded income tax expense of $2,782,052 and $745,465 for the three months ended March 31, 2012 and 2011, respectively. The 2012 provision for income tax reflects a forecasted annualized effective income tax rate of 33.9%, which varied from the U.S. federal statutory rate due to the recognition of the benefit of state refund claims, a change in the mix of income between states and increased tax credits.

As of March 31, 2012, the Company had a gross unrecognized tax benefit of $980,582 that, if recognized, would result in a net tax benefit of approximately $637,378, which would have a positive impact on net income and the effective tax rate. During the three months ended March 31, 2012, there were no material changes to the unrecognized tax benefit. Since January 1, 2009, the Company has accrued interest and penalties of approximately $294,093, which is classified as income tax expense in the accompanying consolidated financial statements.

The federal income tax returns of the Company for the years 2008 through 2011 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The state income tax returns of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years. The Company is currently under examination by the IRS for tax years 2008 through 2010. The Company does not anticipate a significant impact to its tax positions as a result of this examination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We have been purchasing and collecting charged-off accounts receivable portfolios (“paper”) from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, telecommunications and utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount. Since January 1, 2002, we purchased 1,261 consumer debt portfolios, with an original charged-off face value of $45.3 billion for an aggregate purchase price of $1.2 billion, or 2.75% of face value, net of buybacks. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits.

Macro-economic factors have impacted our results of operations both positively and negatively in recent years. Factors such as reduced availability of credit for consumers, a depressed housing market, elevated unemployment rates and other factors have had a negative impact on us by making it more difficult to collect from consumers on the paper we have acquired. We have observed recent positive trends in some of these indicators. For example, the unemployment rate of 8.2% as of March 31, 2012 was at its lowest level in over 36 months. Conversely, while the supply of paper increased and prices dropped during 2009 and 2010, we have recently observed increased competition for available paper as well as a reduction in the supply of paper from certain credit originators. These factors contributed to the higher pricing we experienced during 2011 and the first three months of 2012. We expect macro-economic trends to continue to impact portfolio acquisition and collection results.

As a result of increased pricing, our investment in purchased receivables was lower in the first quarter of 2012 as compared to the same period of 2011. We only purchase paper when we believe we can achieve an acceptable return and do not pursue purchases when we believe the expected collections do not support the purchase price. While we expect a continuation of recently observed trends regarding pricing in 2012, we expect to purchase paper in sufficient quantities to support our business.

Even though purchasing was lower during the first quarter, our investment in purchased receivables was higher in 2011 and 2010 than in each prior year. Given that cash collections are typically highest six to 18 months from purchase, those higher levels of purchasing contributed to increased collections during the first quarter of 2012. Collections were also positively impacted by recent positive trends in certain macro-economic factors and by an increase in collector productivity through continued utilization of our analytical tools to create customized collection strategies by account type.

Cash collections for the first quarter of $101.1 million were significantly higher than the same period in 2011, marking the highest quarterly cash collections in our history. In addition, our operating expenses, as discussed further below, as a percentage of cash collections improved to 47.8%, which was the lowest level since we became a public company in 2004. These improvements were driven by better collection strategies and analytics related to our purchased receivables, continuous review of operational strategies and savings realized from office closings.

Purchased receivable revenues were significantly higher during the first quarter of 2012 compared to the same period in 2011. This increase in revenue was primarily related to improved collection strategies and analytics, higher average carrying balances of purchased receivables, higher weighted-average yields and impairment reversals in 2012 compared to net impairments in 2011. Estimated future collections on most of our amortizing pools continued to improve during 2012, which led us to increase yields on ten portfolios during the first quarter of 2012. In addition, we recorded net reversals of purchased receivables impairments of $4.5 million in 2012 compared to net impairments of $1.1 million recorded during the same period last year.

Operating expenses during the first quarter of 2012 were higher compared to the same period during 2011, but were significantly favorable as a percentage of cash collections. Improvement in this ratio was driven by continued focus on lowering operating expenses while growing collections. In addition, we closed our San Antonio, Texas call center collection office in January 2012 and shifted its inventory of receivables to other call centers and third party agencies.

We also achieved record Adjusted EBITDA for the quarter of $54.7 million, which was driven by the improvements we achieved in collection performance and our cost structure. Although Adjusted EBITDA is not calculated in accordance with accounting principles generally accepted in the United States of America, it is used by analysts, investors and management as a measure of our performance.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties and that are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss in our annual report on Form 10-K for the year ended December 31, 2011 in the section titled “Risk Factors” and elsewhere in this report.

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

•	failure to comply with government regulation;

•

a decrease in collections if changes in or enforcement of debt collection laws impair our ability to collect, including any unknown ramifications from the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	instability in the financial markets and continued economic weakness or recession impacting our ability to acquire and collect on charged-off receivable portfolios and our operating results;

•	our ability to maintain existing, and to secure additional financing on acceptable terms;

•	changes in relationships with third parties collecting on our behalf;

•	ongoing risks of litigation in our litigious industry, including individual and class actions under consumer credit, collections and other laws;

•	concentration of a significant portion of our portfolio purchases during any period with a small number of sellers;

•	our ability to substantiate our application of tax rules against examinations and challenges made by tax authorities;

•	our ability to collect sufficient amounts from our purchases of charged-off receivable portfolios;

•	our ability to diversify beyond collecting on our purchased receivables portfolios into ancillary lines of business;

•	a decrease in collections as a result of negative attention or news regarding the debt collection industry and debtors’ willingness to pay the debt we acquire;

•	our ability to respond to technology downtime and changes in technology to remain competitive;

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

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated:

	Percent of Total Revenues		Percent of Cash Collections
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Revenues
Purchased receivable revenues, net	99.6%	99.3%	60.9%	54.8%
Other revenues, net	0.4	0.7	0.2	0.4

Total revenues	100.0	100.0	61.1	55.2

Expenses
Salaries and benefits	26.4	35.6	16.2	19.7
Collections expense	44.2	47.1	27.0	26.0
Occupancy	2.3	2.8	1.4	1.6
Administrative	3.0	3.5	1.8	1.9
Depreciation and amortization	2.2	2.1	1.3	1.1
Restructuring charges	0.1	0.0	0.1	0.0
Loss on disposal of equipment and other assets	0.0	0.0	0.0	0.0

Total operating expenses	78.2	91.1	47.8	50.3

Income from operations	21.8	8.9	13.3	4.9
Other income (expense)
Interest expense	(8.6)	(5.3)	(5.3)	(2.9)
Interest income	0.0	0.0	0.0	0.0
Other	0.1	0.0	0.1	0.0

Income before income taxes	13.3	3.6	8.1	2.0
Income tax expense	4.5	1.4	2.7	0.8

Net income	8.8%	2.2%	5.4%	1.2%

Three Months Ended March 31, 2012 Compared To Three Months Ended March 31, 2011

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues are the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Three Months Ended March 31,				Percent of Cash Collections Three Months Ended March 31,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Cash collections	$101.1	$91.3	$9.8	10.8%	100.0%	100.0%
Purchased receivable amortization	39.5	41.3	(1.8)	(4.2)	39.1	45.2
Purchased receivable revenues, net	61.6	50.0	11.6	23.1	60.9	54.8

The 10.8% increase in cash collections during the first quarter of 2012 was a result of higher levels of purchasing in recent years and improvements in collector productivity. Continued improvement in the utilization of our proprietary collection platform provided efficiencies that helped improve collector productivity, particularly in our legal channel during 2012 compared to 2011. Our collector productivity also improved as a result of our enhanced analytics and improved inventory and channel management. We invested 18.4% more in purchased receivables for all of 2011 than we did in the same period of 2010, and, for all of 2010, we purchased 12.5% more than we did in 2009. Furthermore, we had higher cash collections generated by third parties in both our legal and non-legal collection channels as a result of an increase in accounts placed with third party agencies, including legal accounts as part of our shift to a preferred third party relationship. Generally, collections are strongest on portfolios six months to 18 months after purchase, therefore, these increases are having a positive impact on current collections. Cash collections included collections from fully amortized portfolios of $12.7 million and $13.2 million for the first quarter of 2012 and 2011, respectively, of which 100% were reported as revenue.

The amortization rate of 39.1% for the first quarter of 2012 was 610 basis points lower than the amortization rate of 45.2% for the same period of 2011. The decline in the amortization rate was a result of higher weighted-average yields and impairment reversals in 2012 compared to net impairments in 2011. During 2012, we increased yields on ten portfolios from the 2006 through 2010 vintages, which results in a higher percentage of cash collections being applied to purchased receivable revenue and less to amortization. Increases in assigned yields are generally a result of increases in expected future collections. We recognized net impairment reversals of $4.5 million during the first quarter of 2012, compared to net impairments of $1.1 million in the same period of 2011. In 2012, the impairment reversals were the result of increased expectations for future collections on certain portfolios from the 2005 through 2009 vintages. Net impairments in 2011 were related to impairments on two portfolios from the 2009 and 2007 vintages, partially offset by impairment reversals on certain portfolios from the 2005 and 2006 vintages. Refer to “Supplemental Performance Data” on Page 28 for a summary of purchased receivable revenues and amortization rates by year of purchase (“vintage”) and an analysis of the components of collections and amortization.

Revenues on portfolios purchased from our top three sellers were $24.0 million and $19.8 million during the quarter ended March 31, 2012 and 2011, respectively. Two of the top three sellers were the same in both periods.

Investments in Purchased Receivables

We generate revenue from our investments in portfolios of charged-off consumer accounts receivable. Ongoing investments in purchased receivables are critical to continued generation of revenues. The time since charge off, paper types, and other account characteristics of our purchased receivables vary from period to period. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next. In addition, the amount of paper we purchase in a period may be limited by market factors beyond our control, most importantly, the price, volume and mix of paper offered for sale in a period. Total purchases consisted of the following:

	Three Months Ended March 31,
($ in millions, net of buybacks)	2012	2011	Change	Percent Change
Acquisitions of purchased receivables, at cost	$21.2	$46.3	$(25.1)	(54.3%)
Acquisitions of purchased receivables, at face value	$804.4	$1,226.3	$(421.9)	(34.4%)
Percentage of face value	2.63%	3.78%
Percentage of forward flow purchases, at cost of total purchasing	34.1%	28.4%
Percentage of face value	15.2%	19.3%

Our investment in purchased receivables decreased in the first quarter of 2012, as compared to the same period of 2011, as a result of increased competition and prices we did not consider attractive. The decrease in the average cost of these purchases compared to the first quarter of 2011 was a result of purchasing a higher percentage of older paper during 2012. For instance, we purchased over 50% of paper in the tertiary stage of delinquency in 2012 compared to less than 10% in 2011. Tertiary paper is generally priced lower than paper in other stages of delinquency. As a result of these fluctuations in the mix of purchases of receivables, the cost of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us for a fixed percentage of the face value over a specified time period. Purchases from forward flows in the first quarter of 2012 included 21 portfolios from eight forward flow contracts. Purchases from forward flows in the first quarter of 2011 included 26 portfolios from 13 forward flow contracts. We bid on forward flow contracts based on their availability in the market and our evaluation of the relative value of the accounts. As a result, our investment in purchased receivables through these agreements fluctuates from period to period.

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

The following table summarizes the significant components of our operating expenses:

	Three Months Ended March 31,				Percent of Cash Collections Three Months Ended March 31,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Salaries and benefits	$16.3	$17.9	$(1.6)	(9.0)%	16.2%	19.7%
Collections expense	27.3	23.7	3.6	15.2	27.0	26.0
Occupancy	1.4	1.4	—	0.5	1.4	1.6
Administrative	1.9	1.8	0.1	4.0	1.8	1.9
Restructuring charges	0.1	—	0.1	N/M	0.1	0.0
Other	1.3	1.1	0.2	26.8	1.3	1.1

Total operating expenses	$48.3	$45.9	$2.4	5.3%	47.8%	50.3%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Three Months Ended March 31,				Percent of Cash Collections Three Months Ended March 31,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Compensation - revenue generating	$8.6	$9.6	$(1.0)	(11.5)%	8.5%	10.6%
Compensation - administrative	4.5	4.6	(0.1)	(1.6)	4.5	5.0
Benefits and other	3.2	3.7	(0.5)	(11.6)	3.2	4.1

Total salaries and benefits	$16.3	$17.9	$(1.6)	(9.0)%	16.2%	19.7%

Compensation for our revenue generating departments was lower in the first quarter of 2012 due to lower average headcount for in-house account representatives, partially offset by increased variable compensation resulting from increased collections and higher collector productivity. We reduced headcount for our collection operations in the first quarter of 2012 in connection with the January closure of the San Antonio collection office. We also reduced headcount in our legal channel in connection with our shift to a preferred third party relationship, which also had the effect of increasing agency fees included in collections expense. In addition, we continued to utilize and refine our analytics and inventory management to shift inventory between internal and third party collection channels, which has allowed us to more efficiently utilize our personnel resources and reduce headcount. During the first quarter of 2012, we had an average of 518 in-house account representatives, including supervisors, compared to 694 in the same period of 2011. Lower benefits and other compensation were the result of lower expenses for our self-insured medical programs and lower payroll taxes, partially offset by higher expenses related to the reinstatement of Company contributions for our 401(k) plan in the third quarter of 2011. Payroll taxes were down during the period as a result of the decrease in headcount, although the average rate per person was higher than during the same period of 2011.

Collections Expense. The following table summarizes the significant components of collections expense:

	Three Months Ended March 31,				Percent of Cash Collections Three Months Ended March 31,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Forwarding fees	$14.4	$10.8	$3.6	33.6%	14.3%	11.8%
Court and process server costs	7.1	6.6	0.5	7.0	7.0	7.2
Lettering campaign and telecommunications costs	3.4	4.0	(0.6)	(14.6)	3.3	4.4
Data provider costs	1.3	1.1	0.2	17.4	1.2	1.2
Other	1.1	1.2	(0.1)	(6.9)	1.2	1.4

Total collections expense	$27.3	$23.7	$3.6	15.2%	27.0%	26.0%

Forwarding fees include fees paid to third parties to collect on our behalf, including our agency firm in India. These fees increased in the first quarter of 2012 compared to the same period in 2011 as a result of an increase in accounts placed with third party agencies and higher cash collections generated by third parties in both our legal and non-legal collection channels. Collections from third party relationships were $61.2 million and $36.2 million, or 60.5% and 39.7% of cash collections, for 2012 and 2011, respectively. Fees paid to agencies are typically a percentage of collections generated, with rates that vary based on the age and type of paper that we outsource. Our agency firm in India is paid a fixed rate per representative, along with certain performance incentives, so overall forwarding rates will vary based on the relative performance of this firm. During the second half of 2011, we began shifting from using in-house attorneys to using our preferred third party law firm for certain legal channel collections. The collections by our preferred third party law firm contributed to higher third party collections and forwarding fees in the first quarter of 2012. As a result, third party forwarding fees and related collections will be higher in future periods, which will be offset by a reduction in compensation and benefits.

Court and process server costs increased in the first quarter of 2012 from the same period in 2011 as a result of higher legal activity driven by higher purchasing in 2011 and an increase in the number of accounts in the legal collection channel. The legal collection model requires an up-front investment in court costs and other fees, which we expense as incurred. There generally is a delay before we generate collections on the accounts in the legal process. This delay can cause a change in court costs that is disproportionate to the change in legal collections.

As a result of our continuous review of operational strategies and our analytical work to identify favorable collection opportunities, we were able to lower variable collection expenses, such as dialing and lettering campaigns, resulting in reductions in the related expenses. Generally, these costs are higher in the first six months after purchase of a portfolio as we initiate collection activities.

Interest Expense. Interest expense was $5.3 million for the first quarter of 2012, an increase of $2.6 million compared to $2.7 million in the first quarter of 2011. During the fourth quarter of 2011, we entered into a new credit agreement, which resulted in higher interest and additional deferred financing costs, including an original issue discount of $11.4 million that will be amortized over the remaining term of the credit agreement. In addition, the increase in interest expense was due to an increase in average borrowings, which were $174.2 million during 2012 compared to $161.9 million in 2011. Furthermore, we recognized expense of $0.6 million for the amortization of the original issue discount during 2012. As a result of entering into the new credit agreement, interest expense, including amortization of deferred financing costs and amortization of the original issue discount, will be higher in future periods than it would have been under the terms of the former credit agreement. Refer to “Liquidity and Capital Resources” for additional information.

Income Taxes. We recognized income tax expense of $2.8 million and $0.7 million for the first quarter of 2012 and 2011, respectively. The 2012 tax expense reflects a forecasted annualized effective tax rate of 33.9%. For 2011, the annualized effective tax rate was 40.7%. The 680 basis point decrease was primarily due to the recognition of the benefit of state refund claims, a change in the mix of income between states and increased tax credits. The overall increase in tax expense was driven by the increase in pre-tax income, which was $8.2 million for 2012 compared to $1.8 million for the same period of 2011.

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

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase as of March 31, 2012:

Year of Purchase	Number of Portfolios	Purchase Price (1)	Cash Collections	Estimated Remaining Collections (2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	($ in thousands)
2004	106	$86,535	$282,772	$97	$282,869	327%
2005	104	100,746	221,581	3,611	225,192	224
2006	154	142,227	334,577	23,639	358,216	252
2007	158	169,292	293,381	48,678	342,059	202
2008	164	153,469	246,943	87,192	334,135	218
2009	123	120,882	195,242	156,824	352,066	291
2010	122	135,926	129,481	165,638	295,119	217
2011	133	160,724	67,011	294,583	361,594	225
2012 (4)	27	21,189	1,421	49,331	50,752	240

Total	1,091	$1,090,990	$1,772,409	$829,593	$2,602,002	238%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Estimated remaining collections are based in part on historical cash collections. Refer to Forward-Looking Statements on page 22 and Critical Accounting Policies on page 41 for further information regarding these estimates.
(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase. Estimated remaining collections for pools on the cost recovery method for revenue recognition purposes are equal to the carrying value. There are no estimated remaining collections for pools on the cost recovery method that are fully amortized.
(4)	Includes three months of activity through March 31, 2012.

The following table summarizes our quarterly portfolio purchasing since January 1, 2010:

($ in thousands) Quarter of Purchase	Number of Portfolios	Purchase Price (1)	Face Value
Q1 2010	28	$29,608	$818,364
Q2 2010	41	48,418	1,494,802
Q3 2010	34	41,132	1,171,909
Q4 2010	19	16,768	296,976
Q1 2011	37	46,330	1,226,305
Q2 2011	39	49,296	1,598,336
Q3 2011	31	38,347	1,318,170
Q4 2011	26	26,751	1,180,728
Q1 2012	27	21,189	804,394

Total	282	$317,839	$9,909,984

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of March 31, 2012:

($ in thousands) Year of Purchase	Unamortized Balance	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2004	$97	$86,535	0.1%	0.0%
2005	1,716	100,746	1.7	0.5
2006	7,528	142,227	5.3	2.3
2007	17,195	169,292	10.2	5.2
2008	27,168	153,469	17.7	8.2
2009	40,699	120,882	33.7	12.4
2010	75,992	135,926	55.9	23.0
2011	139,233	160,724	86.6	42.2
2012 (2)	20,482	21,189	96.7	6.2

Total	$330,110	$1,090,990	30.3%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.
(2)	Includes three months of activity through March 31, 2012.

The following table summarizes purchased receivable revenues and amortization rates by year of purchase:

	Three Months Ended March 31, 2012
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2006 and prior	$17,272,755	$15,422,027	N/M	N/M	$(2,639,700)	$10,463,961
2007	8,341,851	4,264,360	48.9%	7.05%	(751,300)	702,788
2008	11,339,770	7,035,787	38.0	7.80	—	1,472,986
2009	17,025,412	11,049,852	35.1	8.14	(1,105,700)	66,092
2010	19,183,043	9,211,988	52.0	3.70	—	—
2011	26,549,426	13,911,748	47.6	3.13	—	—
2012	1,420,618	713,586	49.8	3.25	—	—

Totals	$101,132,875	$61,609,348	39.1%	5.94%	$(4,496,700)	$12,705,827

	Three Months Ended March 31, 2011
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2005 and prior	$14,815,610	$12,722,345	N/M	N/M	$(1,185,400)	$10,263,269
2006	7,212,285	4,174,191	42.1%	8.01%	(503,000)	759,665
2007	10,687,926	4,659,185	56.4	4.01	467,000	344,254
2008	13,950,138	6,766,566	51.5	4.36	—	1,826,379
2009	20,471,582	9,258,956	54.8	4.21	2,304,000	—
2010	21,959,233	10,762,537	51.0	2.97	—	—
2011	2,188,160	1,693,929	22.6	3.50	—	—

Totals	$91,284,934	$50,037,709	45.2%	5.12%	$1,082,600	$13,193,567

(1)	“N/M” indicates that the calculated percentage is not meaningful.
(2)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

Purchased Receivable Revenues and Amortization

The table below shows the components of revenue from purchased receivables, the amortization rate and the core amortization rate. We use the core amortization rate to monitor performance of pools with remaining balances, and to determine if impairments, impairment reversals, or yield increases should be recorded. Core amortization trends may identify over or under performance compared to forecasts for pools with remaining balances.

The following factors contributed to the change in amortization rates from the prior year:

•

total amortization and the amortization rate declined during the first quarter of 2012 compared to the same period in 2011. The decrease in the amortization rate and total amortization was primarily the result of higher weighted-average yields and impairment reversals during 2012 compared to net impairments during 2011. Portfolio balances that amortize too slowly in relation to current or expected collections may lead to impairments. If portfolio balances amortize too quickly and we expect collections to continue to exceed expectations, previously recognized impairments may be reversed, or if there are no impairments to reverse, assigned yields may increase;

•	amortization of receivable balances for 2012 increased compared to 2011 as a result of higher collections on amortizing pools;

•

net impairment reversals are recorded as a reduction to amortization and decrease the amortization rate, while net impairments have the opposite effect. Impairment reversals for 2012 decreased total amortization compared to the same period in 2011; and

•

declining zero basis collections in first quarter of 2012 compared to the same period in 2011 increased the amortization rate because 100% of these collections are recorded as revenue and do not contribute towards portfolio amortization.

	Three Months Ended March 31,
($ in millions)	2012	2011
Cash collections:
Collections on amortizing portfolios	$88.4	$78.1
Zero basis collections	12.7	13.2

Total collections	$101.1	$91.3

Amortization:
Amortization of receivables balances	$43.9	$39.5
Impairments	—	2.8
Reversals of impairments	(4.5)	(1.7)
Cost recovery amortization	0.1	0.7

Total amortization	$39.5	$41.3

Purchased receivable revenues, net	$61.6	$50.0

Amortization rate	39.1%	45.2%
Core amortization rate (1)	44.7%	52.8%

(1)	The core amortization rate is calculated as total amortization divided by collections on amortizing portfolios.

Account Representative Tenure and Productivity

We measure in-house call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays the experience of our account representatives:

In-House Account Representatives, including Supervisors, by Experience

	Three Months Ended March 31,		Years Ended December 31,
	2012	2011	2011	2010

One year or more (1)	287	412	369	514
Less than one year (2)	231	282	290	365

Total	518	694	659	879

(1)	Based on number of average in-house call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.
(2)	Based on number of average in-house call center FTE account representatives and supervisors with less than one year of service, including new associates in training.

The average number of in-house account representatives declined during the first quarter of 2012 by 25.4% compared to the same period of 2011. This decline was driven by the closing of our San Antonio, Texas call center collection office in January 2012. In addition, we continued to utilize and refine our inventory and channel management strategies, which have allowed us to more efficiently utilize our personnel resources and reduce the average number of account representatives. The average number of in-house account representatives may fluctuate as we continue to refine our inventory and channel management strategies.

Off-Shore Account Representatives (1)

	Three Months Ended March 31,		Years Ended December 31,
	2012	2011	2011	2010
Number of account representatives	225	250	250	227

(1)	Based on number of average off-shore account representatives staffed by a third party agency measured on a per seat basis.

The following table displays our account representative productivity:

Overall Account Representative Collection Averages

	Three Months Ended March 31,		Years Ended December 31,
	2012	2011	2011	2010
Overall collection averages	$60,482	$50,607	$176,779	$164,206

In-house account representative average collections per FTE increased during the first quarter of 2012 by 19.5% compared to the same period of 2011. Account representative productivity improved as a result of continued utilization of our training programs, refinement of our standardized collection methodology, targeted lettering and dialing strategies and improved analytical models and tools, including improved inventory and channel management strategies.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis:

Historical Collections (1)

($ in thousands) Year of Purchase	Purchase	Years Ended December 31,										Three Months Ended March 31,
	Price (2)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Pre-2002		$98,201	$90,940	$77,975	$66,214	$50,370	$36,278	$23,634	$15,938	$10,777	$9,568	$2,253
2002	$72,255	22,339	70,813	72,024	67,649	55,373	39,839	24,529	15,957	11,367	9,536	2,068
2003	87,146	—	36,067	94,564	94,234	79,423	58,359	38,408	23,842	15,774	12,440	2,642
2004	86,535	—	—	23,365	68,354	62,673	48,093	32,276	21,082	13,731	10,881	2,317
2005	100,746	—	—	—	23,459	60,280	50,811	35,638	22,726	14,703	11,428	2,536
2006	142,227	—	—	—	—	32,751	101,529	79,953	53,239	35,994	25,654	5,457
2007	169,292	—	—	—	—	—	36,269	93,183	69,891	49,085	36,611	8,342
2008	153,469	—	—	—	—	—	—	41,957	83,430	62,548	47,668	11,340
2009	120,882	—	—	—	—	—	—	—	27,926	81,170	69,121	17,025
2010	135,926	—	—	—	—	—	—	—	—	33,669	76,629	19,183
2011	160,724	—	—	—	—	—	—	—	—	—	40,462	26,549
2012	21,189	—	—	—	—	—	—	—	—	—	—	1,421

Total		$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$334,031	$328,818	$349,998	$101,133

Cumulative Collections (1)

($ in thousands) Year of Purchase	Purchase	Total Through December 31,										Total Through March 31,
	Price (2)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
2002	$72,255	$22,339	$93,152	$165,176	$232,825	$288,198	$328,037	$352,566	$368,523	$379,890	$389,426	$391,494
2003	87,146	—	36,067	130,631	224,865	304,288	362,647	401,055	424,897	440,671	453,111	455,753
2004	86,535	—	—	23,365	91,719	154,392	202,485	234,761	255,843	269,574	280,455	282,772
2005	100,746	—	—	—	23,459	83,739	134,550	170,188	192,914	207,617	219,045	221,581
2006	142,227	—	—	—	—	32,751	134,280	214,233	267,472	303,466	329,120	334,577
2007	169,292	—	—	—	—	—	36,269	129,452	199,343	248,428	285,039	293,381
2008	153,469	—	—	—	—	—	—	41,957	125,387	187,935	235,603	246,943
2009	120,882	—	—	—	—	—	—	—	27,926	109,096	178,217	195,242
2010	135,926	—	—	—	—	—	—	—	—	33,669	110,298	129,481
2011	160,724	—	—	—	—	—	—	—	—	—	40,462	67,011
2012	21,189	—	—	—	—	—	—	—	—	—	—	1,421

Cumulative Collections as Percentage of Purchase Price (1)

Year of	Purchase	Total Through December 31,										Total Through March 31,
Purchase	Price (2)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
2002	$72,255	31%	129%	229%	322%	399%	454%	488%	510%	526%	539%	542%
2003	87,146	—	41	150	258	349	416	460	488	506	520	523
2004	86,535	—	—	27	106	178	234	271	296	312	324	327
2005	100,746	—	—	—	23	83	134	169	191	206	217	220
2006	142,227	—	—	—	—	23	94	151	188	213	231	235
2007	169,292	—	—	—	—	—	21	76	118	147	168	173
2008	153,469	—	—	—	—	—	—	27	82	122	154	161
2009	120,882	—	—	—	—	—	—	—	23	90	147	162
2010	135,926	—	—	—	—	—	—	—	—	25	81	95
2011	160,724	—	—	—	—	—	—	—	—	—	25	42
2012	21,189	—	—	—	—	—	—	—	—	—	—	7

(1)	Does not include proceeds from sales of receivables.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Seasonality

The success of our business depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. Operating expenses may fluctuate from quarter to quarter depending on our investment in court costs through our legal collection channel, the timing of purchases of charged-off receivables and other factors. However, revenue recognized is relatively level, excluding the impact of impairments, due to the application of the Interest Method of revenue recognition. In addition, our operating results may be affected to a lesser extent by the timing of purchases of portfolios of charged-off consumer receivables due to the initial costs associated with initiating collection activities and integrating these receivables into our collection platform. Consequently, income and margins may fluctuate from quarter to quarter.

The following table summarizes our quarterly cash collections:

Cash Collections

Quarter	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
First	$101,132,875	N/M	$91,284,934	26.1%	$89,215,330	27.1%	$94,116,937	28.2%	$100,264,281	27.1%
Second	—	—	89,171,558	25.5	84,214,073	25.6	87,293,577	26.1	95,192,743	25.8
Third	—	—	87,437,890	25.0	78,860,926	24.0	77,832,357	23.3	90,775,528	24.6
Fourth	—	—	82,103,914	23.4	76,528,161	23.3	74,787,726	22.4	83,345,578	22.5

Total cash collections	$101,132,875	100.0%	$349,998,296	100.0%	$328,818,490	100.0%	$334,030,597	100.0%	$369,578,130	100.0%

(1)	“N/M” indicates that the calculated percentage for quarterly purchases is not meaningful.

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

	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%
Call center collections	$58,679,516	58.0%	$51,724,650	56.7%
Legal collections	42,453,359	42.0	39,560,284	43.3

Total cash collections	$101,132,875	100.0%	$91,284,934	100.0%

The average collection payment size grew 2.5% during the first quarter of 2012 when compared to the same period in 2011. This increase reflects the net impact of a 2.8% and a 2.3% increase in the size of average call center collection payments and legal payments, respectively. The increase in call center payment size was a result of collections on paper with higher average balances coupled with refinement of our standardized collection methodology and enhanced inventory and channel management. The overall increase in the size of payments from the legal channel reflects improvements in performance from our third party collection channel and positive trends in collections from bankruptcy claims.

The following table categorizes our purchased receivables portfolios acquired from January 1, 2002 through March 31, 2012 by major asset type:

($ and accounts in thousands) Asset Type	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
General Purpose Credit Cards	$24,150,039	53.3%	9,031	27.1%
Private Label Credit Cards	6,578,472	14.5	7,814	23.5
Telecommunications/Utility/Gas	3,116,283	6.9	7,906	23.8
Installment Loans	2,710,731	6.0	438	1.3
Healthcare	2,463,853	5.4	4,098	12.3
Health Club	1,365,396	3.0	1,057	3.2
Auto Deficiency	599,468	1.3	105	0.3
Other (2)	4,364,733	9.6	2,814	8.5

Total	$45,348,975	100.0%	33,263	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resales, payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Other”.
(2)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order.

The age of a charged-off consumer receivables portfolio, the time since an account has been charged-off by the credit originator and the number of times a portfolio has been placed with third parties for collection purposes are important factors in determining the price at which we will offer to purchase a portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase it, due to the fact that older receivables are typically more difficult to collect, and generally closer to the expiration of credit bureau reporting and the statute of limitations for legal actions. The consumer debt collection industry generally places receivables into the fresh, primary, secondary or tertiary categories depending on the age and number of third parties that have previously attempted to collect on the receivables. We will purchase accounts at any point in the delinquency cycle. We deploy our capital within these delinquency stages based upon availability and the relative values of the available debt portfolios.

The following table categorizes our purchased receivables portfolios acquired from January 1, 2002 through March 31, 2012 by delinquency stage:

($ and accounts in thousands) Delinquency Stage	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
Fresh	$2,858,355	6.3%	1,521	4.6%
Primary	5,185,982	11.4	4,864	14.6
Secondary	11,909,914	26.3	9,202	27.7
Tertiary	25,394,724	56.0	17,676	53.1

Total	$45,348,975	100.0%	33,263	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resales, payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Tertiary”.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state and therefore may impact cost and collectability. In addition, economic factors vary regionally and are factored into our purchasing analysis.

The following table illustrates our purchased receivables portfolios acquired from January 1, 2002 through March 31, 2012 based on geographic location of the debtor at the time of purchase:

($ and accounts in thousands) Geographic Location	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
California	$6,100,134	13.5%	3,890	11.7%
Texas	6,032,351	13.3	5,251	15.8
Florida	4,828,770	10.7	2,451	7.4
New York	2,778,334	6.1	1,479	4.4
Michigan	2,181,369	4.8	2,421	7.3
Ohio	1,813,012	4.0	2,114	6.4
Illinois	1,753,640	3.9	1,729	5.2
Pennsylvania	1,582,813	3.5	1,044	3.1
New Jersey	1,495,174	3.3	1,193	3.6
North Carolina	1,331,197	2.9	779	2.3
Georgia	1,272,537	2.8	910	2.7
Arizona	968,304	2.1	637	1.9
Other (2)	13,211,340	29.1	9,365	28.2

Total	$45,348,975	100.0%	33,263	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resales, payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.
(2)	Each state included in “Other” represents less than 2.0% of the face value of total charged-off receivables.

Liquidity and Capital Resources

Historically, our primary sources of cash have been from operations and bank borrowings. We have traditionally used cash for acquisitions of purchased receivables, repayment of bank borrowings and purchasing property and equipment to support growth. We believe that cash generated from operations combined with borrowings currently available under our credit facilities will be sufficient to fund our operations for the next twelve months, although no assurance can be given in this regard. In the future, if we need additional capital for investment in purchased receivables or working capital to grow our business or acquire other businesses, we may seek to sell additional equity or debt securities or increase the availability under our revolving credit facility.

Borrowings

We maintain a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, effective November 14, 2011 (the “Credit Agreement”). Under the terms of the Credit Agreement, we have a five-year $95,500,000 revolving credit facility which expires in November 2016 (the “Revolving Credit Facility”), which may be limited by financial covenants, and a six-year $175,000,000 term loan facility which expires in November 2017 (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Agreement replaced a similar credit agreement with JPMorgan Chase Bank, N.A. entered into during June 2007.

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

The Credit Agreement includes an accordion loan feature that allows us to request an aggregate $75,000,000 increase in the Revolving Credit Facility and/or the Term Loan Facility. The Credit Facilities also include sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans (which bear interest at the bank’s alternative rate, which was 4.25% at March 31, 2012). The Credit Agreement is secured by substantially all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of March 31, 2012 were:

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

The financial covenants may restrict our ability to borrow against the Revolving Credit Facility. However, at March 31, 2012, we were able to access the entire $95,500,000 of available borrowings on the Revolving Credit Facility, based on the financial covenants. Borrowing capacity may be reduced under this ratio in the future if there are significant declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings. The Credit Facility also includes a borrowing base limit of 25% of estimated remaining collections, which may also limit our ability to borrow.

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

The Term Loan Facility requires quarterly repayments over the term of the agreement, with any remaining principal balance due on the maturity date. The following table details the remaining required repayment amounts:

Years Ending December 31,	Amount
2012(1)	$6,562,500
2013	8,750,000
2014	14,000,000
2015	22,748,000
2016	22,748,000
2017(2)	98,004,000

(1)	Amount includes three remaining quarterly principal payments for 2012. A required principal payment of $2,187,500 was made during March 2012.
(2)	Includes three quarterly principal payments and the remaining balance due on the maturity date.

Voluntary prepayments are permitted on the Term Loan Facility subject to certain fees. If a voluntary prepayment is made on or prior to November 14, 2012, we must pay a prepayment premium of 2.0% of the amount paid, and if such prepayment is made after November 14, 2012 but on or before November 14, 2013, we must pay a prepayment premium of 1.0% of the amount paid. There are no premiums for voluntary prepayments made after November 14, 2013.

Commitment fees on the unused portion of the Revolving Credit Facility are paid quarterly, in arrears, and are calculated as an amount equal to a margin of 0.50% on the average amount available on the Revolving Credit Facility.

The Credit Agreement requires us to effectively cap, collar or exchange interest rates on a notional amount of at least 25% of the outstanding principal amount of the Term Loan Facility. Refer to Note 5, “Derivative Financial Instruments and Risk Management” for additional information on our derivative financial instruments that satisfy this requirement.

Outstanding borrowings on notes payable were as follows:

	March 31, 2012	December 31, 2011
Term Loan Facility	$172,812,500	$175,000,000
Revolving Credit Facility	—	8,200,000
Original issue discount on Term Loan	(10,481,391)	(11,077,130)

Total Notes Payable	$162,331,109	$172,122,870

Weighted average interest rate on total outstanding borrowings	8.75%	8.56%
Weighted average interest rate on revolving credit facility	—	4.57%

We were in compliance with all covenants of the Credit Agreement as of March, 31, 2012.

Cash Flows

The majority of our cash flow requirements are for purchases of receivables and payment of operating expenses. Historically, these items have been funded with internal cash flow and with borrowings against our Revolving Credit Facility. For the three months ended March 31, 2012, we invested $20.9 million in purchased receivables, net of buybacks, which was $25.3 million lower than the same period of 2011. These purchases were primarily funded by collections. Our cash balance increased from $7.0 million at December 31, 2011 to $20.6 million as of March 31, 2012. The increase in cash was the result of lower purchasing in the three months ended March 31, 2012 combined with higher collections which we used to repay the outstanding balance on our Revolving Credit Facility.

Our operating activities provided cash of $1.2 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. Cash provided by operating activities for these periods was generated primarily from operating income earned through cash collections as adjusted for non-cash items and the timing of payments of accounts payable, accrued liabilities and other assets. Cash provided by operations was negatively impacted in the first quarter of 2012 by the funding of a $2.5 million settlement for the FTC investigation, which was accrued at December 31, 2011. In addition, the funding of a $5.3 million contract settlement fee accrued at December 31, 2010 negatively impacted cash provided by operations in the first quarter of 2011. We rely on cash generated from our operating activities and from the principal collected on our purchased receivables, included as a component of investing activities, to allow us to fund operations and re-invest in purchased receivables. Declines in cash collections, if not offset by reductions in operating expenses, will decrease cash provided by operating activities in future periods.

Investing activities provided cash of $23.0 million and used cash of $6.2 million for the three months ended March 31, 2012 and 2011, respectively. The change in investing cash flows was primarily the result of a $25.3 million decrease in investment in purchased receivable portfolios during the first quarter of 2012 compared to the same period of 2011. This decrease was offset, in part, by higher principal collected on purchased receivables, which is a function of higher cash collections.

Financing activities used cash of $10.6 million and provided cash of $6.5 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in cash provided by financing activities in 2012 was driven by net repayments on our Credit Facilities of $10.4 million in the first quarter of 2012 compared to net borrowings of $6.5 million in the same period of the prior year. Cash provided by financing activities may decline in future periods to the extent we use net borrowings to fund purchases of paper or operations.

Adjusted EBITDA

We define Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted EBITDA”) as net income or loss plus (a) the provision for income taxes, (b) interest expense, (c) depreciation and amortization, (d) share-based compensation, (e) gain or loss on sale of assets, net, (f) non-cash restructuring charges and impairment of assets, (g) purchased receivables amortization, (h) loss on extinguishment of debt, and (i) in accordance with our Credit Facilities, certain FTC related charges and cash restructuring charges (not to exceed $2.25 million for any period of four consecutive fiscal quarters). Adjusted EBITDA is not a measure of liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and should not be considered an alternative to, or more meaningful than, net income prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in our statements of cash flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2012	2011(1)
Net income	$5,431,859	$1,085,563
Adjustments:
Income tax expense	2,782,052	745,465
Interest expense	5,327,354	2,660,056
Depreciation and amortization	1,323,745	1,050,652
Share-based compensation	231,950	305,927
Loss on sale of assets, net	8,402	—
Purchased receivables amortization	39,523,527	41,247,225
Cash restructuring charges	81,688	—
FTC related charges	14,898	64,239

Adjusted EBITDA	$54,725,475	$47,159,127

(1)	Adjusted EBITDA as reported for 2011 has been restated to be consistent with the current presentation. The definition of Adjusted EBITDA was updated during 2011 in order to be consistent with a similar definition used in our Credit Agreement. The restatement increased the amounts previously disclosed by $87 for the three months ended March 31, 2011. We believe the revised definition of Adjusted EBITDA better matches the uses as described above.

Collections, other revenue and operating expenses, net of the adjustment items, are the primary drivers of Adjusted EBITDA. During the first quarter of 2012, Adjusted EBITDA was $7.6 million higher than in the same period of 2011. This increase was a result of an increase in cash collections of $9.8 million, partially offset by an increase in applicable operating expenses of $2.2 million.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2012:

	Years Ending December 31,					Thereafter
	2012	2013	2014	2015	2016
Operating lease obligations	$3,723,340	$4,994,038	$5,035,689	$4,052,681	$1,555,114	$—
Capital lease obligations	75,218	23,242	—	—	—	—
Purchase obligations	5,761,035	1,537,535	273,560	19,560	1,630	—
Forward flow obligations (1)	15,043,050	—	—	—	—	—
Revolving credit (2)	—	—	—	—	—	—
Term loan (3)	6,562,500	8,750,000	14,000,000	22,748,000	22,748,000	98,004,000
Contractual interest on derivative instruments	1,081,795	928,256	872,242	782,317	663,023	141,700

Total (4)	$32,246,938	$16,233,071	$20,181,491	$27,602,558	$24,967,767	$98,145,700

(1)	We have six forward flow contracts that have terms beyond March 31, 2012 with the last contract expiring in December 2012.

(2)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in November 2016 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is not included within the amount outstanding as of March 31, 2012.
(3)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in November 2017. The variable interest is not included within the amount outstanding as of March 31, 2012.
(4)	We have a liability of $1.0 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of the payment cannot be reliably estimated.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

We generally account for our revenues from collections on purchased receivables by using the Interest Method in accordance with U.S. GAAP, which requires making reasonable estimates of the timing and amount of future cash collections. Application of the Interest Method requires the use of estimates, primarily estimated remaining collections, to calculate a projected IRR for each pool. These estimates are based on historical cash collections, anticipated work effort and payer dynamics. If future cash collections are materially different in amount or timing from the remaining collections estimate, earnings could be affected, either positively or negatively. The estimates of remaining collections are sensitive to the inputs used and the performance of each pool. Performance is dependent on macro-economic factors and the specific demographic makeup of the debtors in each pool. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact on revenue by allowing us to reverse previously recognized impairments or increase yields. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and may result in impairments of receivables balances. Impairments of purchased receivables put pressure on certain financial covenants in our Credit Facilities.

We use the cost recovery method when collections on a particular portfolio cannot be reasonably predicted. The cost recovery method may be used for pools that previously had an IRR assigned. Under the cost recovery method, no revenue is recognized until we have fully collected the pool’s balance.

We purchase pools of homogenous accounts receivable and record each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on a similar risk rating and one or more predominant risk characteristics. The risk rating, which is provided by a third party, is similar for all accounts since our purchased receivables have all been charged-off by the credit originator. Accounts typically have one or more other predominant risk characteristics. We therefore aggregate most pools purchased within each quarter. Pools purchased before 2005 may not be aggregated with other pools. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An IRR is calculated for each static pool of receivables based on projected cash flows. The IRR is applied to the remaining balance of each static pool to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess actual performance compared to expected performance. This review includes an assessment of the actual results of cash collections, the work effort used and expected to be used in future periods, the components of the static pool including the type of paper, the average age of purchased receivables, certain demographics and other factors that help us understand how a pool may perform in future periods. Generally, to the extent the differences in actual performance versus expected performance are favorable and the results of the review of pool demographics is also favorable, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the review of actual performance results in revised cash flow estimates that are less than the original estimates, and if the results of the review lead us to believe the decline in performance is not temporary, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase in periods subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

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

Market capitalization was lower than book value at the time of the most recent annual goodwill impairment test on November 1, 2011, and during other periods throughout 2011. As a result, we performed a step one analysis to assess the fair value of our single reporting unit. The estimate of fair value of our goodwill reporting unit, the purchased receivables operating segment, is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. We performed a discounted cash flow analysis, as of the testing date, which resulted in fair value in excess of book value by 6.7%, which indicated goodwill was not impaired. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash collections, revenues, cash flows, growth rates and discount rates which we base on our budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit, which we calculated to be 18.5%. A discount rate of 17.5% was used in a similar discounted cash flow analysis performed during interim periods in 2011. The increase in the discount rate in the current test was a result of an increase in the equity market risk premium used, offset in part by a decrease in the expected risk-free rate. A 50 basis point increase in the discount rate, or a decrease in cash flow of approximately $1.2 million in each year of the analysis would have resulted in an excess of book value over fair value.

In order to corroborate the discounted cash flow results, we also prepared a market analysis to calculate the fair value of our reporting unit. This market analysis took into consideration the fair value of our assets and liabilities utilizing our own assessment, and publicly available industry information on sale multiples. This analysis also resulted in fair value in excess of book value and in excess of the results of the discounted cash flow analysis, which provided additional step one support that goodwill was not impaired. In addition, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our market valuation and book value. We performed a calculation of an implied control premium of our business, which supported the difference between the market valuation and book value. Based on the fair value calculations and the control premium reconciliation, we believe there was no impairment of goodwill as of November 1, 2011. During the first quarter of 2012, we performed a review for triggering events that would imply goodwill may be impaired. No events were noted that would require goodwill impairment testing.

The assessment of the fair value of goodwill will change in future periods based on a mix of the results of operations, changes in forecasted profitability and cash flows, assumptions used in our fair value models and other market factors that may change the risk inherent in the reporting unit, most importantly factors impacting our cost of equity and the regulatory environment. We will continue to monitor these factors and related changes, which may require us to prepare an interim analysis prior to the next required annual assessment. At March 31, 2012, the carrying value of goodwill was $14.3 million. If there is an impairment in future periods, all or a portion of the carrying value of goodwill would be recorded as an impairment of assets in the consolidated statements of operations. This charge would be a non-cash event, and as such, would not have a material impact on our business, operations or ability to borrow on our Credit Facilities. In addition, the non-cash charge would not impact the covenants in our Credit Facilities or other contractual commitments.

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

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. Accordingly, we may periodically enter into interest rate swap agreements for non-trading purposes to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities, not including the unamortized original issue discount on the Term Loan Facility, were $172.8 million and $183.2 million as of March 31, 2012 and December 31, 2011, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125.0 million. Every year thereafter, on the anniversary of the swap agreement the notional amount decreased by $25.0 million. On January 13, 2012, we entered into a second amortizing interest rate swap agreement that became effective on March 13, 2012. On a quarterly basis, we will swap variable rates equal to three-month LIBOR, subject to a 1.5% floor, for fixed rates. The notional amount of the new swap was initially set at $19.0 million. In September 2012, when the original swap agreement expires, the notional amount of the second swap will increase to $43.0 million and subsequently, will amortize in proportion to the required principle payments on the Term Loan Facility through March 2017 when the notional amount will be $26.0 million.

The outstanding unhedged borrowings on our Credit Facilities were $128.8 million as of March 31, 2012. Interest rates on unhedged borrowings may be based on the prime rate or LIBOR, at our discretion, however, LIBOR based borrowings are subject to a 1.5% floor. Assuming a 200 basis point increase in interest rates on the unhedged borrowings, interest expense would have increased by approximately $0.3 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Company’s Repurchases of Its Common Stock

The following table provides information about the Company’s common stock repurchases during the first quarter of 2012:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	$—	—	—
February (1)	4,361	4.50	—	—
March	6,647	4.81	—	—

Total	11,008	$4.69	—	—

(1)	The shares were withheld for tax obligations in connection with the vesting of restricted share units. The shares were withheld at the fair market value on the vesting date of the restricted share units.

We did not sell any equity securities during the first quarter of 2012 that were not registered under the Securities Act.

Item 6.	Exhibits

Exhibit Number	Description

10.1+*	2012 Annual Incentive Compensation Plan for Management (Confidential treatment has been requested of the Securities and exchange Commission for portions of this document, those portions have been redacted from this exhibit pursuant to that request for confidential treatment, and the redacted portions have been separately filed with the Securities and Exchange Commission.)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2012.

ASSET ACCEPTANCE CAPITAL CORP.

Date: April 27, 2012	By:	/s/ RION B. NEEDS
Rion B. Needs
President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2012	By:	/s/ REID E. SIMPSON
Reid E. Simpson
Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)