Form 10-Q
period 2012-06-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2012-07-31
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 19, 2012, 30,730,510 shares of the registrant’s common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash	$16,018,400	$6,990,757
Purchased receivables, net	355,355,820	348,710,787
Income taxes receivable	340,756	354,241
Property and equipment, net	12,040,483	14,488,659
Goodwill	14,323,071	14,323,071
Other assets	19,971,781	11,172,804

Total assets	$418,050,311	$396,040,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,677,496	$3,296,905
Accrued liabilities	19,366,635	20,018,561
Income taxes payable	867,587	1,925,761
Notes payable	181,731,901	172,122,870
Capital lease obligations	65,304	221,420
Deferred tax liability, net	65,595,411	60,474,041

Total liabilities	270,304,334	258,059,558

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares - 33,397,989 and 33,334,281 at June 30, 2012 and December 31, 2011, respectively	333,980	333,343
Additional paid in capital	151,290,028	150,449,620
Retained earnings	38,307,892	29,162,645
Accumulated other comprehensive loss, net of tax	(664,264)	(532,592)
Common stock in treasury; at cost, 2,667,479 and 2,649,729 shares at June 30, 2012 and December 31, 2011, respectively	(41,521,659)	(41,432,255)

Total stockholders’ equity	147,745,977	137,980,761

Total liabilities and stockholders’ equity	$418,050,311	$396,040,319

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Purchased receivable revenues, net	$58,452,674	$54,424,454	$120,062,022	$104,462,163
Gain on sale of purchased receivables	7,727	—	7,727	—
Other revenues, net	248,267	268,963	473,219	624,245

Total revenues	58,708,668	54,693,417	120,542,968	105,086,408

Expenses
Salaries and benefits	15,155,873	16,813,622	31,492,755	34,759,105
Collections expense	28,547,750	24,036,140	55,860,310	47,739,356
Occupancy	1,392,969	1,415,834	2,821,195	2,836,691
Administrative	2,334,954	2,255,631	4,185,054	4,035,397
Depreciation and amortization	1,165,933	999,863	2,489,678	2,050,515
Restructuring charges	(8,063)	—	73,625	—
(Gain) Loss on disposal of equipment and other assets	(182,853)	5,893	(174,451)	5,893

Total operating expenses	48,406,563	45,526,983	96,748,166	91,426,957

Income from operations	10,302,105	9,166,434	23,794,802	13,659,451
Other income (expense)
Interest expense	(5,368,257)	(2,640,435)	(10,695,611)	(5,300,491)
Interest income	20,648	44	22,746	131
Other	(13,564)	(96)	32,906	(2,116)

Income before income taxes	4,940,932	6,525,947	13,154,843	8,356,975
Income tax expense	1,227,544	2,867,105	4,009,596	3,612,570

Net income	$3,713,388	$3,658,842	$9,145,247	$4,744,405

Weighted-average number of shares:
Basic	30,882,061	30,751,487	30,844,505	30,738,707
Diluted	31,057,759	30,838,302	30,967,953	30,830,608
Earnings per common share outstanding:
Basic	$0.12	$0.12	$0.30	$0.15
Diluted	$0.12	$0.12	$0.30	$0.15

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$3,713,388	$3,658,842	$9,145,247	$4,744,405
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedging:
Unrealized loss arising during period	(373,339)	(94,737)	(826,173)	(129,887)
Less: reclassification adjustment for loss included in net income	365,714	588,557	698,411	1,169,985

Net unrealized (loss) gain on cash flow hedging	(7,625)	493,820	(127,762)	1,040,098

Other comprehensive (loss) gain, before tax	(7,625)	493,820	(127,762)	1,040,098
Income tax expense related to other comprehensive (loss) income	(22,207)	(178,043)	(3,910)	(394,260)

Other comprehensive (loss) income, net of tax	(29,832)	315,777	(131,672)	645,838

Comprehensive income	$3,683,556	$3,974,619	$9,013,575	$5,390,243

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$9,145,247	$4,744,405
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,489,678	2,050,515
Amortization of deferred financing costs and debt discount	1,788,086	708,084
Amortization of de-designated hedge	126,022	—
Deferred income taxes	5,117,460	3,360,709
Share-based compensation expense	841,045	783,660
Net impairment reversals of purchased receivables	(8,892,200)	(918,800)
Non-cash revenue	(3,376)	(39)
(Gain) loss on disposal of equipment and other assets	(174,451)	5,893
Gain on sale of purchased receivables	(7,727)	—
Changes in assets and liabilities:
Increase in other assets	(9,399,563)	(668,052)
Decrease in accounts payable and other accrued liabilities	(1,435,904)	(5,809,844)
(Increase) decrease in net income taxes payable	(1,044,689)	3,115,367

Net cash (used in) provided by operating activities	(1,450,372)	7,371,898

Cash flows from investing activities
Investments in purchased receivables, net of buybacks	(79,672,911)	(95,611,528)
Principal collected on purchased receivables	81,835,423	76,913,168
Purchases of property and equipment	(308,342)	(504,666)
Proceeds from sale of property and equipment	352,076	—
Proceeds from sale of purchased receivables	95,758	—

Net cash provided by (used in) investing activities	2,302,004	(19,203,026)

Cash flows from financing activities
Repayments of term loan facility	(4,375,000)	(750,000)
Net borrowings on revolving credit facility	12,800,000	14,600,000
Payments of deferred financing costs	(3,469)	(258,523)
Payments on capital lease obligations	(156,116)	(42,586)
Purchases of treasury shares	(89,404)	(51,678)

Net cash provided by financing activities	8,176,011	13,497,213

Net increase in cash	9,027,643	1,666,085
Cash at beginning of period	6,990,757	5,635,503

Cash at end of period	$16,018,400	$7,301,588

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$9,057,639	$4,514,266
Net cash received for income taxes	(63,276)	(2,846,844)
Non-cash investing and financing activities:
Change in fair value of interest rate swap liabilities	(253,784)	1,040,098
Change in unrealized loss on cash flow hedge, net of tax	131,671	(645,838)

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2012 and its results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2012 and 2011. All adjustments were of a normal recurring nature. The results of operations and comprehensive income of the Company for the three and six months ended June 30, 2012 and 2011 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Accrued Liabilities

The details of accrued liabilities were as follows:

	June 30, 2012	December 31, 2011
Accrued general and administrative expenses (1)	$8,538,792	$6,882,437
Accrued payroll, benefits and bonuses	6,380,196	8,334,908
Deferred rent	2,155,052	2,376,936
Fair value of derivative instruments	1,079,728	825,945
Accrued interest expense	725,115	897,975
Deferred revenue	201,989	172,376
Accrued restructuring charges (2)	35,101	279,538
Other accrued expenses	250,662	248,446

Total accrued liabilities	$19,366,635	$20,018,561

(1)	Accrued general and administrative expenses included $2,500,000 related to a litigation contingency as of December 31, 2011, for which funding occurred in February 2012. Refer to Note 7, “Contingencies”, for more information.
(2)	Accrued restructuring charges are related to closing certain collection offices. Refer to Note 9, “Restructuring Charges”, for additional information.

Revenue Recognition

The Company accounts for its investment in purchased receivables using the guidance provided in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“Interest Method”). Refer to Note 3, “Purchased Receivables and Revenue Recognition”, for additional discussion of the Company’s method of accounting for purchased receivables and recognizing revenue.

Concentrations of Risk

For the three and six months ended June 30, 2012, the Company invested 63.7% and 57.7% (net of buybacks), respectively, in purchased receivables from its top three sellers. For the three and six months ended June 30, 2011, the Company invested 68.8% and 73.3% (net of buybacks through June 30, 2012), respectively, in purchased receivables from its top three sellers. None of the same debt sellers were included in the top three for the three and six month periods.

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

Collections by Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected, or for a fixed fee. The Company generally receives net proceeds and records gross cash collections received by third parties. The Company records fees paid to third parties, and the reimbursement of certain legal and other costs, as a component of collections expense. In June 2011, the Company began shifting certain legal in-house collection activities to a third party preferred partner, which resulted in increased third party collections. The percent of gross cash collections by third parties was 66.8% and 43.0% for the three months ended June 30, 2012 and 2011, respectively, and 63.5% and 41.3% for the six months ended June 30, 2012 and 2011, respectively.

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

The components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest	$4,479,137	$2,286,393	$8,907,525	$4,592,407
Amortization of original issue discount	588,292	—	1,184,031	—
Amortization of deferred financing costs	300,828	354,042	604,055	708,084

Total interest expense	$5,368,257	$2,640,435	$10,695,611	$5,300,491

Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding. The following table provides a reconciliation between basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted-average shares outstanding	30,882,061	30,751,487	30,844,505	30,738,707
Dilutive weighted-average shares (1)	175,698	86,815	123,448	91,901

Diluted weighted-average shares outstanding	31,057,759	30,838,302	30,967,953	30,830,608

(1)	Includes the dilutive effect of outstanding stock options, deferred stock units and restricted shares (collectively the “Share-Based Awards”). Share-Based Awards that are contingent upon the attainment of performance goals are not included in dilutive weighted-average shares until the performance goals have been achieved.

There were 1,120,879 and 1,130,595 outstanding Share-Based Awards that were not included in the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s common stock at June 30, 2012 and 2011, respectively, and therefore were considered anti-dilutive.

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

The actual life of each pool may vary, but will generally range between 36 and 84 months depending on the expected collection period. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool. Monthly cash flows lower than revenue recognized will increase the carrying value of each static pool. Each static pool is reviewed at least quarterly and compared to historical trends and operational data to determine whether it is performing as expected. This review is used to determine future estimated cash flows. If revised cash flow estimates are greater than original estimates, the IRR is increased prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If revised cash flow estimates are less than original estimates, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase in periods subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

Agreements to purchase receivables typically include general representations and warranties from the sellers covering the accuracy of seller provided information regarding the receivables, the origination and servicing of the receivables in compliance with applicable consumer protection laws and regulations, free and clear title to the receivables, obligor death, bankruptcy, fraud and settled or paid receivables prior to sale. The agreements typically permit the return of certain receivables from the Company back to the seller. The general time frame to return receivables is within 90 to 180 days from the date of the purchase agreement. Proceeds from returns, also referred to as buybacks, are applied against the carrying value of the static pool.

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had an IRR assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of June 30, 2012, the Company had two unamortized pools on the cost recovery method with an aggregate carrying value of $16,796. As of December 31, 2011, the Company had six unamortized pools on the cost recovery method with an aggregate carrying value of $215,036.

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

Changes in purchased receivables portfolios were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance, net	$330,110,309	$326,248,663	$348,710,787	$321,318,255
Investment in purchased receivables, net of buybacks	58,749,862	49,433,895	79,672,911	95,611,528
Cost of sale of purchased receivables sold	(88,031)	—	(88,031)	—
Cash collections	(91,868,994)	(89,171,558)	(193,001,869)	(180,456,492)
Purchased receivable revenues, net	58,452,674	54,424,454	120,062,022	104,462,163

Ending balance, net	$355,355,820	$340,935,454	$355,355,820	$340,935,454

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding, or face value, of purchased receivables. Changes in accretable yield were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2011	2010
Beginning balance (1)	$499,482,592	$433,008,010	$478,230,548	$427,464,854
Revenue recognized on purchased receivables, net	(58,452,674)	(54,424,454)	(120,062,022)	(104,462,163)
Additions due to purchases	67,233,751	65,402,928	96,599,746	124,853,067
Reclassifications (to) from nonaccretable yield	(12,159,024)	15,871,545	41,336,373	12,002,271

Ending balance (1)	$496,104,645	$459,858,029	$496,104,645	$459,858,029

(1)	Accretable yield is a function of estimated remaining cash flows based on expected work effort and historical collections. Refer to Forward-Looking Statements on page 22 and Critical Accounting Policies on page 44 for further information regarding these estimates.

Changes in purchased receivables portfolios under the cost recovery method were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$101,290	$650,738	$215,036	$962,461
Reclassifications from amortizing pools	—	474,849	—	838,956
Buybacks, impairments and resale adjustments	(2,244)	(19)	(2,244)	(233)
Cash collections prior to becoming fully amortized	(82,250)	(846,788)	(195,996)	(1,522,404)

Ending balance	$16,796	$278,780	$16,796	$278,780

During the three and six months ended June 30, 2012, the Company recorded net impairment reversals of purchased receivables of $4,395,500 and $8,892,200, respectively. During the three and six months ended June 30, 2011, the Company recorded net impairment reversals of $2,001,400 and $918,800, respectively. Net impairment reversals increased revenue and the carrying value of purchased receivable portfolios in the period in which they were recorded. Impairments are accounted for as a valuation allowance against the carrying value of purchased receivables and may be reversed in future periods, which reduce the valuation allowance.

Changes in the purchased receivables valuation allowance were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$50,939,200	$82,187,300	$55,914,400	$87,323,300
Impairments	1,710,000	67,900	1,710,000	2,838,900
Reversal of impairments	(6,105,500)	(2,069,300)	(10,602,200)	(3,757,700)
Deductions (1)	—	(8,432,300)	(478,500)	(14,650,900)

Ending balance	$46,543,700	$71,753,600	$46,543,700	$71,753,600

(1)	Deductions represent valuation allowances on purchased receivable portfolios that became fully amortized during the period; therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

4.	Notes Payable

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

The Credit Agreement includes an accordion loan feature that allows the Company to request an aggregate $75,000,000 increase in the Revolving Credit Facility and/or the Term Loan Facility. The Credit Facilities also include sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans (which bear interest at the bank’s alternative rate, which was 4.25% at June 30, 2012). The Credit Agreement is secured by substantially all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which as of June 30, 2012 were:

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

The financial covenants may restrict the Company’s ability to borrow against the Revolving Credit Facility. However, at June 30, 2012, the Company was able to access the entire $74,500,000 of available borrowings on the Revolving Credit Facility based on the financial covenants. Borrowing capacity may be reduced under this ratio in the future if there are significant declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings. The Credit Facility also includes a borrowing base limit of 25% of estimated remaining collections, which may also limit the Company’s ability to borrow.

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

The Term Loan Facility requires quarterly repayments over the term of the agreement, with any remaining principal balance due on the maturity date. The following table details the required remaining repayment amounts:

Years Ending December 31,	Amount
2012 (1)	$4,375,000
2013	8,750,000
2014	14,000,000
2015	22,748,000
2016	22,748,000
2017 (2)	98,004,000

(1)	Amount includes two remaining quarterly principal payments for 2012. Required principal payments of $2,187,500 were made during March and June 2012.
(2)	Includes three quarterly principal payments and the remaining balance due on the maturity date.

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

Outstanding borrowings on notes payable were as follows:

	June 30, 2012	December 31, 2011
Term Loan Facility	$170,625,000	$175,000,000
Revolving Credit Facility	21,000,000	8,200,000
Original issue discount on Term Loan	(9,893,099)	(11,077,130)

Total Notes Payable	$181,731,901	$172,122,870

Weighted average interest rate on total outstanding borrowings	8.39%	8.56%
Weighted average interest rate on revolving credit facility	5.43%	4.57%

The Company was in compliance with all covenants of the Credit Agreement as of June 30, 2012.

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

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swaps variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the agreement the notional amount decreased by $25,000,000. As of June 30, 2012, the notional amount was $25,000,000. The agreement expires on September 13, 2012.

Prior to entering into the new Credit Agreement in 2011, the swap was designated and qualified as a cash flow hedge. The effective portion of the change in fair value was reported as a component of AOCI in the accompanying consolidated financial statements. The ineffective portion of the change in fair value of the derivative was recorded in interest expense. Upon entering into the new Credit Agreement, the swap was de-designated as a cash flow hedge because it was no longer expected to be highly effective in mitigating changes in variable interest rates. Accordingly, the amount recognized in AOCI prior to de-designation will be reclassified into earnings on a straight-line basis over the remaining term of the agreement. Losses of $332,697 and $665,393, net of tax of $144,723 and $289,446, were amortized to “Interest expense” and “Income tax expense”, respectively, in the accompanying consolidated statements of operations for the three and six months ended June 30, 2012. In addition, subsequent to the de-designation as a cash flow hedge, changes in fair value of the swap are recognized in earnings during the period in which they occur. The Company expects to reclassify $156,645 of losses, net of taxes, previously recognized in AOCI for the original swap into earnings due to ineffectiveness prior to the swap’s expiration in September 2012.

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

The following table summarizes the fair value of derivative instruments:

	June 30, 2012		December 31, 2011
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Interest rate swap instruments
Derivatives qualifying as hedging instruments	Accrued liabilities	$793,155	Accrued liabilities	$—
Derivatives not qualifying as hedging instruments	Accrued liabilities	286,573	Accrued liabilities	825,945

Total interest rate swap instruments		$1,079,728		$825,945

The following tables summarize the impact of derivatives designated as hedging instruments:

Derivative	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011		2012	2011
Interest rate swap	$(373,339)	$(94,737)	Interest expense	$(365,714)	$(588,557)	Interest Expense	$—	$64

Total	$(373,339)	$(94,737)	Total	$(365,714)	$(588,557)	Total	$—	$64

Derivative	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011		2012	2011
Interest rate swap	$(826,173)	$(129,887)	Interest expense	$(698,411)	$(1,169,985)	Interest Expense	$—	$127

Total	$(826,173)	$(129,887)	Total	$(698,411)	$(1,169,985)	Total	$—	$127

As of June 30, 2012, the Company did not have any fair value hedges.

6.	Share-Based Compensation

Plan Descriptions

On May 10, 2012, shareholders of the Company approved the 2012 Stock Incentive Plan (“2012 Plan”) that provides for awards of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, directors and consultants, subject to certain annual grant limitations. The Company reserved 3,300,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan of which 3,230,626 shares remained available as of June 30, 2012. The purpose of the 2012 Plan is (a) promote the best interests of the Company and its shareholders by encouraging employees, consultants and directors of the Company to acquire an ownership interest in the Company by granting stock-based awards, aligning their interests with those of shareholders, as well as cash-based awards, and (b) enhance the ability of the Company to attract, motivate and retain qualified employees and directors.

The 2012 Plan replaced a similar stock incentive plan adopted in 2004 (“2004 Plan”). The 2004 Plan also provided for awards of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, directors and consultants. The Company reserved 3,700,000 shares of common stock for share-based awards to be granted under the plan of which 1,700,934 shares are subject to awards outstanding at June 30, 2012. Those awards will vest, or not vest, based on their terms and in accordance with the 2004 Plan. No additional awards will be made under the 2004 Plan.

Based on historical experience, the Company uses an annual forfeiture rate of 5% and 9% for stock options and restricted share units, respectively, for grants awarded to associates. Grants made to non-associate directors generally vest when the director terminates his or her board service, are expensed when granted, and therefore have no forfeitures.

Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share-based compensation expense	$609,095	$477,733	$841,045	$783,660
Tax benefits	177,790	214,499	256,351	339,011

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

The following table summarizes the assumptions used to determine the fair value of stock options granted:

Options issue year:	2012	2011
Expected volatility	63.99%	59.90%-63.99%
Expected dividends	0.00%	0.00%
Expected term	4 Years	4 Years
Risk-free rate	0.67%	1.89%-2.25%

As of June 30, 2012, the Company had options outstanding for 1,241,321 shares of its common stock under the stock incentive plans. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. Options granted to key associates generally vest between one and five years from the grant date whereas options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the vesting period.

Stock option compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Salaries and benefits (1)	$63,340	$107,737	$137,705	$213,093
Administrative expenses (2)	—	79,232	—	79,232

Total	$63,340	$186,969	$137,705	$292,325

(1)	Salaries and benefits include amounts for associates.
(2)	Administrative expenses include amounts for non-associate directors.

The following table summarizes all stock option transactions from January 1, 2012 through June 30, 2012:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Beginning balance	1,139,438	$10.39
Granted	104,883	4.40
Forfeited or expired	(3,000)	9.28

Outstanding at June 30, 2012	1,241,321	9.89	4.55	$1,126,319

Exercisable at June 30, 2012	966,660	$11.31	4.26	$589,432

The weighted-average grant date fair value of the options granted during the six months ended June 30, 2012 and 2011 was $2.13 and $2.49, respectively. No options were exercised during 2012 and 2011.

As of June 30, 2012, there was $563,352 of total unrecognized compensation expense related to nonvested stock options, which consisted of $516,907 for options expected to vest and $46,445 for options not expected to vest. Unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 2.66 years.

Restricted Share Units and Deferred Stock Units

During the six months ended June 30, 2012, the Company granted 191,569 restricted share units and 9,812 deferred stock units (collectively referred to as “RSUs”) to key associates and non-associate directors under the stock incentive plans. Each RSU is equal to one share of the Company’s common stock. RSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional RSUs. The value of RSUs was equal to the market price of the Company’s stock at the date of grant.

RSUs granted to associates generally vest over one to four years, based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the director terminates his or her board service. As of June 30, 2012, 77,186 of RSUs previously granted to associates will vest contingent on the attainment of performance conditions. When associates’ RSUs vest, associates have the option of selling a portion of vested shares to the Company in order to cover payroll tax obligations. The Company expects to repurchase approximately 36,000 shares for RSUs that are expected to vest during the next twelve months.

The fair value of RSUs granted to associates is expensed on a straight-line basis over the vesting period based on the number of RSUs expected to vest. For RSUs with performance conditions, if those conditions are not expected to be met, the compensation expense previously recognized is reversed. The fair value of RSUs granted to non-associate directors is expensed immediately.

Compensation expense for RSUs, net of reversals, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Administrative expenses (1)	$410,000	$71,849	$434,999	$96,844
Salaries and benefits (2)	135,755	218,915	268,341	394,491

Total	$545,755	$290,764	$703,340	$491,335

(1)	Administrative expenses include amounts for non-associate directors.
(2)	Salaries and benefits include amounts for associates.

The Company generally issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions from January 1, 2012 through June 30, 2012:

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	403,714	$5.96
Granted	201,381	4.92
Vested and issued	(63,708)	5.37
Forfeited	(12,400)	5.06

Ending balance	528,987	$5.66

As of June 30, 2012, there was $1,437,830 of total unrecognized compensation expense related to RSUs granted to associates, which consisted of $1,208,250 for RSUs expected to vest and $229,580 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.46 years. As of June 30, 2012, there were 187,643 RSUs, included as part of total outstanding nonvested RSUs in the table above, awarded to non-associate directors for which shares are expected to be issued when the director terminates his or her board service.

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

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 –	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 –	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 –	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.

The following table provides additional information about the estimated fair value of financial instruments:

		Fair Value Measurements at Reporting Date Using
	Total Recorded Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives qualifying as hedging instruments	$793,155	—	$793,155	—
Derivatives not qualifying as hedging instruments	286,574	—	286,574	—

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

At the time of the latest annual goodwill impairment test, November 1, 2011, and during other periods throughout 2011, market capitalization was substantially lower than book value. As a result, the Company performed an impairment analysis to assess the fair value of the goodwill of the Company’s single reporting unit. The Company prepared a discounted cash flow analysis, which resulted in fair value in excess of book value. The Company also prepared a market analysis to substantiate the value derived from the discounted cash flow analysis, which also resulted in fair value in excess of book value. The results of the fair value calculations indicated goodwill was not impaired. In addition, the Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the market valuation and book value. The Company performed a calculation of an implied control premium of the business, which supported the difference between the market valuation and book value. Based on the fair value calculations and the control premium reconciliation, the Company believes there was no impairment of goodwill as of November 1, 2011.

During certain periods of the first quarter of 2012, the market capitalization of the Company was also less than book value. However, the Company did not consider those periods to be triggering events requiring additional impairment testing considering the gap between book value and market value relative to the gap in those values at the time goodwill testing was performed in 2011. The Company does not believe, based on the results of testing at November 1, 2011 and an analysis of events subsequent to that testing, that additional impairment testing was required to be performed during the six months ended June 30, 2012.

The following disclosures pertain to the fair value of certain assets and liabilities, which are not measured at fair value in the accompanying consolidated financial statements.

Purchased Receivables

The Company’s purchased receivables had carrying values of $355,355,820 and $348,710,787 at June 30, 2012 and December 31, 2011, respectively. The Company computes the fair value of purchased receivables by discounting total estimated future cash flows net of expected collection costs using a weighted-average cost of capital. The fair value of purchased receivables was approximately $440,000,000 and $425,000,000 at June 30, 2012 and December 31, 2011, respectively.

Credit Facilities

The Company’s Credit Facilities had carrying values of $181,731,901 and $172,122,870 as of June 30, 2012 and December 31, 2011, respectively, which was net of original issue discount on the Term Loan Facility.

The following table summarizes the carrying value and estimated fair value of the Credit Facilities:

	June 30, 2012	December 31, 2011
Term Loan Facility carrying value (1)	$170,625,000	$175,000,000
Term Loan Facility estimated fair value (1,2)	170,198,438	167,125,000
Revolving Credit Facility carrying value (3)	21,000,000	8,200,000

(1)	The carrying value and estimated fair value of the Term Loan Facility excludes the unamortized balance of the original issue discount.
(2)	The Company computes the fair value of its Term Loan Facility based on quoted market prices.
(3)	The fair value of the outstanding balance of the Revolving Credit Facility approximated carrying value.

9.	Restructuring Charges

On November 1, 2011, the Company announced its plan to close its call center operations in the San Antonio, Texas office in 2012. The Company recognized restructuring charges of ($8,063) and $73,625 was recognized during the three and six months ended June 30, 2012, respectively. In 2011, the Company recognized $279,538 related to this action. In April 2012, the Company entered into a sub-lease for the former San Antonio office. The sub-lease is at a higher rate than originally estimated, therefore, the Company reduced the estimate of total charges related to this restructuring action by $300,000 as of March 31, 2012.

The charges for closing the San Antonio office during the three and six months ended June 30, 2012 included contract termination costs for the real estate lease and write-off of furniture and equipment.

The components of restructuring charges were as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Operating lease charge	$3,220	$84,908
Write-off of furniture and equipment	(11,283)	(11,283)

Total restructuring charges	$(8,063)	$73,625

The reserve for restructuring charges as of June 30, 2012 and December 31, 2011 was $35,100 and $279,538, respectively. The changes in the reserve were as follows:

	Employee Termination Benefits	Contract Termination Costs	Fixed Assets and Other	Total
Restructuring liability as of January 1, 2012	$176,098	$—	$103,440	$279,538
Costs incurred and charged to expense	—	84,908	(11,283)	73,625
Payments	(184,958)	(40,948)	(92,157)	(318,063)
Adjustments	8,860	(8,860)	—	—

Restructuring liability as of June 30, 2012	$—	$35,100	$—	$35,100

The actions to close the San Antonio office were substantially complete by June 30, 2012. There were no restructuring charges for the three and six months ended June 30, 2011.

10.	Income Taxes

The Company recorded income tax expense of $1,227,544 and $2,867,105 for the three months ended June 30, 2012 and 2011, respectively, and $4,009,596 and $3,612,570 for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, the estimated annualized effective income tax rate was 30.5%.

As of June 30, 2012, the Company had a gross unrecognized tax benefit of $955,073 that, if recognized, would result in a net tax benefit of approximately $621,000, which would have a positive impact on net income and the effective tax rate. During the three and six months ended June 30, 2012, there were no material changes to the unrecognized tax benefit. Since January 1, 2009, the Company has accrued interest and penalties of approximately $269,000, which is classified as income tax expense in the accompanying consolidated financial statements.

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

Company Overview

We have been purchasing and collecting charged-off accounts receivable portfolios (“paper”) from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, telecommunications and utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount. Since January 1, 2002, we have purchased 1,289 consumer debt portfolios, with an original charged-off face value of $47.3 billion for an aggregate purchase price of $1.3 billion, or 2.77% of face value, net of buybacks. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits.

Macro-economic factors in the U.S. have affected our results of operations both positively and negatively in recent years. Factors such as reduced availability of credit for consumers, a depressed housing market, elevated unemployment rates and other factors have had a negative impact on us by making it more difficult to collect from consumers on the paper we have acquired. We have observed recent positive trends in some of these factors. For example, the national unemployment rate of 8.2% as of June 30, 2012 was significantly lower than the rate of 9.1% as of June 30, 2011. Aside from positive short term trends in macro-economic factors, conventional measurements of the current strength of the U.S. economy remain unfavorable to measurements prior to the most recent recession. Additionally, while the supply of paper increased and prices dropped during 2009 and 2010, we have recently observed increased competition for available paper as well as a reduction in the supply of paper from certain credit originators. These factors contributed to the higher pricing we experienced during 2011 and the first six months of 2012. We expect macro-economic trends to continue to impact portfolio acquisition and collection results.

Our investment in purchased receivables was higher in the second quarter of 2012 as compared to the same period of 2011. In fact, purchases of $58.9 million in the second quarter of 2012 were at the highest level since the second quarter of 2008. We also funded a purchase of $8.2 million during the quarter that was not included in our purchasing results or disclosure of estimated remaining collections, because we did not obtain title to the paper until July. We only purchase paper when we believe we can achieve an acceptable return and do not pursue purchases when we believe the expected collections do not support the purchase price. While we expect a continuation of recently observed trends of higher pricing in 2012, we expect to purchase paper in sufficient quantities to support our business.

Collections were positively impacted by the increase in purchasing and by recent positive trends in certain macro-economic factors and by an increase in collector productivity through continued utilization of our analytical tools to create customized collection strategies by account type. As a result of these factors, cash collections of $91.9 million for the second quarter were $2.7 million, or 3.0%, higher than the same period in 2011. Although collections were higher, they did not achieve the same level of growth as we saw in our first quarter 2012 results. Second quarter collections were slowed by lower levels of purchasing in the prior three quarters, a delay in collections as a result of a shift of inventory into our legal collections channel, discussed further below, and the timing of collections related to the tax season which accelerated certain payments into the first quarter.

Purchased receivable revenues were significantly higher during the second quarter of 2012 compared to the same period in 2011. This increase in revenue was primarily related to improved collection strategies and analytics, higher average carrying balances of purchased receivables, higher weighted-average yields and higher net impairment reversals. Estimated remaining collections on most of our amortizing pools continued to improve during 2012, which led us to increase yields on six portfolios during the second quarter of 2012. In addition, we recorded net reversals of purchased receivables impairments of $4.4 million in second quarter 2012 compared to net impairment reversals of $2.0 million in the same period last year.

Operating expenses during the second quarter were higher compared to the same period during 2011 and unfavorable as a percentage of cash collections. For the second quarter, operating expenses as a percentage of cash collections were 52.7%, which was an increase from the previous quarter and the comparable prior year period. The increase in operating expenses was driven by additional expenditures for up-front legal costs as a result of a decision to increase our investment in the legal collection channel and additional expense related to the reinstatement of our 401(k) match in the third quarter of 2011. These increases were partially offset by improvements in other expenses as a result of better collection strategies, continuous implementation of operational strategies and savings realized from office closings.

We also achieved Adjusted EBITDA for the quarter of $45.3 million, which was slightly lower than the same period of 2011 as a result of the higher operating expenses discussed above. Although Adjusted EBITDA is not calculated in accordance with accounting principles generally accepted in the United States of America, it is used by analysts, investors and management as a measure of our performance.

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

Results of Operations

The following table sets forth selected consolidated statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated:

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011

Revenues
Purchased receivable revenues, net	99.6%	99.5%	99.6%	99.4%	63.6%	61.0%	62.2%	57.9%
Gain on sale of purchased receivables	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Other revenues, net	0.4	0.5	0.4	0.6	0.3	0.3	0.3	0.3

Total revenues	100.0	100.0	100.0	100.0	63.9	61.3	62.5	58.2

Expenses
Salaries and benefits	25.8	30.7	26.1	33.1	16.5	18.9	16.3	19.3
Collections expense	48.6	44.0	46.3	45.4	31.1	27.0	28.9	26.5
Occupancy	2.4	2.6	2.3	2.7	1.5	1.6	1.5	1.6
Administrative	4.0	4.1	3.5	3.8	2.5	2.5	2.2	2.2
Depreciation and amortization	2.0	1.8	2.1	2.0	1.3	1.1	1.3	1.1
Restructuring charges	0.0	0.0	0.1	0.0	0.0	0.0	0.0	0.0
(Gain) loss on disposal of equipment and other assets	(0.3)	0.0	(0.1)	0.0	(0.2)	0.0	(0.1)	0.0

Total operating expenses	82.5	83.2	80.3	87.0	52.7	51.1	50.1	50.7

Income from operations	17.5	16.8	19.7	13.0	11.2	10.2	12.4	7.5
Other income (expense)
Interest expense	(9.1)	(4.9)	(8.9)	(5.0)	(5.8)	(2.9)	(5.6)	(2.9)
Interest income	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Other	0.0	0.0	0.1	0.0	0.0	0.0	0.0	0.0

Income before income taxes	8.4	11.9	10.9	8.0	5.4	7.3	6.8	4.6
Income tax expense	2.1	5.2	3.3	3.5	1.4	3.2	2.1	2.0

Net income	6.3%	6.7%	7.6%	4.5%	4.0%	4.1%	4.7%	2.6%

Three Months Ended June 30, 2012 Compared To Three Months Ended June 30, 2011

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues are the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Three Months Ended June 30,				Percentage of Cash Collections Three Months Ended June 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Cash collections	$91.9	$89.2	$2.7	3.0%	100.0%	100.0%
Purchased receivable amortization	(33.4)	(34.8)	1.4	3.8	(36.4)	(39.0)

Purchased receivable revenues, net	$58.5	$54.4	$4.1	7.4%	63.6%	61.0%

The 3.0% increase in cash collections during the second quarter of 2012 was primarily the result of improvements in productivity and increased utilization of third party collection agencies for segments where we believe the agencies collect more effectively. Continued improvement in the utilization of our proprietary collection platform provided efficiencies that helped improve productivity, particularly in our legal channel during 2012 compared to 2011. Our collector productivity also improved as a result of our enhanced analytics and improved inventory and channel management. In addition, we had higher cash collections generated by third parties in both our legal and non-legal collection channels as a result, in part, of an increase in accounts placed with third party agencies, including legal accounts as part of our shift to a preferred third party relationship. Although collections were higher, they did not achieve the same level of growth as we saw in our first quarter 2012 results. Second quarter collections were slowed by lower levels of purchasing in the prior three quarters, a delay in collections as a result of a shift of inventory into our legal collections channel and the timing of collections related to the tax season which accelerated certain payments into the first quarter.

The amortization rate of 36.4% for the three months ended June 30, 2012 was 260 basis points lower than the amortization rate of 39.0% for the same period of 2011. The decline in the amortization rate for the quarter was a result of higher weighted-average yields and higher net purchased receivable impairment reversals. Net reversals in the second quarter of 2012 were $4.4 million, compared to net reversals of $2.0 million in the second quarter of 2011. Current quarter net impairment reversals were primarily a result of increased expectations for future collections on 2005, 2006, 2007 and 2009 vintages, and resulted in $6.1 million of impairment reversals, and were partially offset by a $1.7 million impairment to a portfolio in the 2011 vintage. During the second quarter, we increased assigned yields on six portfolios from the 2007 to 2010 vintages, which results in a higher percentage of cash collections being applied to purchased receivable revenue and less to amortization. Refer to “Supplemental Performance Data” on Page 34 for a summary of purchased receivable revenues and amortization rates by year of purchase (“vintage”) and an analysis of the components of collections and amortization on Page 35. Cash collections included collections from fully amortized portfolios of $12.2 million and $13.1 million for the second quarter of 2012 and 2011, respectively, of which 100% were reported as revenue.

Revenues on portfolios purchased from our top three sellers were $21.5 million and $22.5 million during the quarter ended June 30, 2012 and 2011, respectively. Two of the top three sellers were the same in both periods.

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

	Three Months Ended June 30,
($ in millions, net of buybacks)	2012	2011	Change	Percentage Change
Acquisitions of purchased receivables, at cost	$58.9	$49.3	$9.6	19.5%
Acquisitions of purchased receivables, at face value	$1,985.5	$1,598.4	$387.1	24.2%
Percentage of face value	2.97%	3.08%
Percentage of forward flow purchases, at cost of total purchasing	23.0%	43.2%
Percentage of forward flow purchases, at face value of total purchasing	24.8%	35.6%

Our investment in purchased receivables increased in the second quarter of 2012 as compared to the same period of 2011 as the availability of attractive paper in the market improved during the quarter. The decrease in the average cost of purchases this quarter compared to the second quarter of 2011 was a result of purchasing a higher percentage of older paper during 2012. For instance, purchases of tertiary paper in the second quarter of 2012 represented the majority of total purchases, whereas, purchases of tertiary paper were less than half of total purchases in the second quarter of 2011. As a result of these fluctuations in the mix of purchases of receivables, the cost of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return. We also funded a purchase of $8.2 million during the second quarter that was not included in our purchasing results or disclosure of estimated remaining collections, because we did not obtain title to the paper until July. The investment in this portfolio was included in “Other assets” in the accompanying consolidated statements of financial position.

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us for a fixed percentage of the face value over a specified time period. Purchases from forward flows in the second quarter of 2012 included 18 portfolios from seven forward flow contracts. Purchases from forward flows in the second quarter of 2011 included 31 portfolios from 14 forward flow contracts. We bid on forward flow contracts based on their availability in the market and our evaluation of the relative value of the accounts. As a result, our investment in purchased receivables through these agreements fluctuates from period to period.

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

The following table summarizes the significant components of our operating expenses:

	Three Months Ended June 30,				Percentage of Cash Collections Three Months Ended June 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Salaries and benefits	$15.2	$16.8	$(1.6)	(9.9)%	16.5%	18.9%
Collections expense	28.5	24.0	4.5	18.8	31.1	27.0
Occupancy	1.4	1.4	—	(1.6)	1.5	1.6
Administrative	2.3	2.3	—	3.5	2.5	2.5
Other	1.0	1.0	—	(3.1)	1.1	1.1

Total operating expenses	$48.4	$45.5	$2.9	6.3%	52.7%	51.1%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Three Months Ended June 30,				Percentage of Cash Collections Three Months Ended June 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Compensation - revenue generating	$7.8	$9.7	$(1.9)	(19.3)%	8.5%	10.9%
Compensation - administrative	4.5	4.5	—	0.5	4.9	5.0
Benefits and other	2.9	2.6	0.3	7.5	3.1	3.0

Total salaries and benefits	$15.2	$16.8	$(1.6)	(9.9)%	16.5%	18.9%

Compensation for our revenue generating departments was lower in the second quarter of 2012 due to lower average headcount for in-house account representatives, partially offset by increased variable compensation resulting from increased collections and higher collector productivity. We reduced headcount for our collection operations in the first quarter of 2012 in connection with the January closure of the San Antonio collection office. We also reduced headcount in our legal channel in connection with our shift to a preferred third party relationship, which also had the effect of increasing agency fees included in collections expense. In addition, we continued to utilize and refine our analytics and inventory management to shift inventory between internal and third party collection channels, both onshore and offshore, which has allowed us to more efficiently utilize our personnel resources and reduce headcount. During the second quarter of 2012, we had an average of 483 in-house account representatives, including supervisors, compared to 704 in the same period of 2011. Higher expenses for benefits and other compensation were primarily related to the reinstatement of Company contributions for our 401(k) plan in the third quarter of 2011.

Collections Expense. The following table summarizes the significant components of collections expense:

	Three Months Ended June 30,				Percentage of Cash Collections Three Months Ended June 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Forwarding fees	$14.1	$11.2	$2.9	25.7%	15.3%	12.6%
Court and process server costs	8.7	6.7	2.0	30.3	9.5	7.5
Lettering campaign and telecommunications costs	3.2	3.6	(0.4)	(13.6)	3.4	4.1
Data provider costs	1.2	1.4	(0.2)	(11.2)	1.4	1.6
Other	1.3	1.1	0.2	24.4	1.5	1.2

Total collections expense	$28.5	$24.0	$4.5	18.8%	31.1%	27.0%

Forwarding fees include fees paid to third parties to collect on our behalf, including our agency firm in India. These fees increased in the second quarter of 2012 compared to the same period in 2011 as a result of an increase in accounts placed with third party agencies and higher cash collections generated by third parties in both our legal and non-legal collection channels. Collections from third party relationships were $61.4 million and $38.3 million, or 66.8% and 43.0% of cash collections, for the second quarter of 2012 and 2011, respectively. Fees paid to agencies are typically a percentage of collections generated, with rates that vary based on the age and type of paper that we outsource. Our agency firm in India is paid a fixed rate per representative, along with certain performance incentives, so overall forwarding rates will vary based on the relative performance of this firm. During the second half of 2011, we began shifting from using in-house attorneys to using our preferred third party law firm for certain legal channel collections. The collections by our preferred third party law firm contributed to higher third party collections and forwarding fees in the second quarter of 2012. We expect these fees and related collections to be higher in future periods, which will be offset by a reduction in compensation and benefits related to the former legal in-house collection associates.

Court and process server costs increased in the second quarter of 2012 from the same period in 2011 as a result of higher legal activity driven by higher purchasing in recent periods and an increase in the number of accounts selected for legal action. In early 2012, we performed an analysis of our inventory of accounts using a newly developed legal suit selection model. The model identified accounts eligible for suit that were not currently in our legal collection channel. During the second quarter, we began placing a selection of those accounts in our legal channel and initiating suit. This increase in volume helped drive the 30% increase in these costs because the legal collection model requires an up-front investment in court costs and other fees, which we expense as incurred. There generally is a delay between incurring these costs and generating collections on the accounts in the legal process, which can cause a change in court costs that is disproportionate to the change in legal collections. Even though second quarter 2012 expense and profitability were negatively impacted by these actions, we believe net collections over the life of the accounts will be higher than if we did not pursue our legal options.

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

Interest Expense. Interest expense was $5.4 million for the second quarter of 2012, an increase of $2.8 million compared to $2.6 million in the second quarter of 2011. During the fourth quarter of 2011, we entered into a new credit agreement, which resulted in higher interest and additional deferred financing costs, including an original issue discount of $11.4 million that will be amortized over the remaining term of the credit agreement. We recognized expense of $0.6 million for the amortization of the original issue discount during the second quarter of 2012. As a result of entering into the new credit agreement, interest expense, including amortization of deferred financing costs and amortization of the original issue discount, will be higher in future periods than it would have been under the terms of the former credit agreement. In addition, the increase in interest expense was due to an increase in average borrowings, which were $174.0 million during 2012 compared to $161.7 million in 2011. Refer to “Liquidity and Capital Resources” for additional information.

Income Taxes. We recognized income tax expense of $1.2 million and $2.9 million for the second quarter of 2012 and 2011, respectively. The second quarter 2012 tax expense reflects an effective tax rate of 24.8%, which was lower than the forecasted annual effective rate of 30.5% as a result of a decrease in the forecasted effective rate from 33.9% at the end of the first quarter. Refer to “Income Taxes” on Page 31 for additional discussion of the forecasted annual effective rate. For 2011, the effective tax rate was 43.9%. The overall decrease in tax expense was also driven by a decrease in pre-tax income, which was $4.9 million for 2012 compared to $6.5 million for the same period of 2011.

Other Assets. Other assets increased to $20.0 million at June 30, 2012 from $11.2 million at the end of 2011. The increase was a result of a payment of $8.2 million to acquire a pool of purchased receivables. We classified this payment in other assets because we did not obtain title to the receivables prior to the end of June. The transaction finalized in July and will be treated as a third quarter purchase.

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues are the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Six Months Ended June 30,				Percentage of Cash Collections Six Months Ended June 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Cash collections	$193.0	$180.5	$12.5	7.0%	100.0%	100.0%
Purchased receivable amortization	(72.9)	(76.0)	3.1	4.0	(37.8)	(42.1)

Purchased receivable revenues, net	$120.1	$104.5	$15.6	14.9%	62.2%	57.9%

The 7.0% increase in cash collections during the first half of 2012 was a result of improvements in collector productivity and higher levels of purchasing in recent years. Continued improvement in the utilization of our proprietary collection platform provided efficiencies that helped improve collector productivity, particularly in our legal channel during 2012 compared to 2011. Our collector productivity also improved as a result of our enhanced analytics and improved inventory and channel management. Furthermore, we had higher cash collections generated by third parties in both our legal and non-legal collection channels as a result of an increase in accounts placed with third party agencies, including legal accounts as part of our shift to a preferred third party relationship. For purchasing, we invested 18.4% more in purchased receivables for all of 2011 than we did in 2010, and, for all of 2010, we purchased 12.5% more than we did in 2009. Generally, collections are strongest on portfolios six months to 18 months after purchase and, therefore, these increases are having a positive impact on current collections.

The amortization rate of 37.8% for the six months ended June 30, 2012 was 430 basis points lower than the amortization rate of 42.1% for the same period of 2011. The decline in the amortization rate for 2012 was a result of higher weighted-average yields and higher net purchased receivable impairment reversals. Net reversals in the first half of 2012 were $8.9 million, compared to net reversals of $0.9 million in 2011. In addition, during the first half of the year, we increased assigned yields on 11 portfolios. Refer to “Supplemental Performance Data” on Page 34 for a summary of purchased receivable revenues and amortization rates by year of purchase (“vintage”) and an analysis of the components of collections and amortization on Page 35. Cash collections included collections from fully amortized portfolios of $24.9 million and $26.3 million for the first half of 2012 and 2011, respectively, of which 100% were reported as revenue.

Revenues on portfolios purchased from our top three sellers were $45.6 million and $42.5 million during the six months ended June 30, 2012 and 2011, respectively. Two of the top three sellers were the same in both six-month periods.

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

Total purchases consisted of the following:

	Six Months Ended June 30,
($ in millions, net of buybacks)	2012	2011	Change	Percentage Change
Acquisitions of purchased receivables, at cost	$80.1	$95.6	$(15.5)	(16.2%)
Acquisitions of purchased receivables, at face value	$2,789.7	$2,823.8	$(34.1)	(1.2%)
Percentage of face value	2.87%	3.39%
Percentage of forward flow purchases, at cost of total purchasing	25.9%	36.0%
Percentage of forward flow purchases, at face value of total purchasing	22.0%	28.5%

Our investment in purchased receivables declined in the first half of 2012 as compared to the same period in 2011 as a result of lower purchasing in the first quarter in response to the price and availability of paper. The decrease in the average cost of purchases compared to the first half of 2011 was a result of purchasing a higher percentage of older paper during 2012. For instance, purchases of tertiary paper in the first half of 2012 represented the majority of total purchases, whereas, purchases of tertiary paper were less than a quarter of total purchases in the first half of 2011. As a result of these fluctuations in the mix of purchases of receivables, the cost of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return. We also funded a purchase of $8.2 million during the second quarter that was not included in our purchasing results or disclosure of estimated remaining collections, because we did not obtain title to the paper until July. The investment in this portfolio was included in “Other assets” in the accompanying consolidated statements of financial position.

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us for a fixed percentage of the face value over a specified time period. Purchases from forward flows in the first half of 2012 included 39 portfolios from nine forward flow contracts. Purchases from forward flows in 2011 included 57 portfolios from 21 forward flow contracts.

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

The following table summarizes the significant components of our operating expenses:

	Six Months Ended June 30,				Percentage of Cash Collections Six Months Ended June 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Salaries and benefits	$31.5	$34.8	$(3.3)	(9.4)%	16.3%	19.3%
Collections expense	55.9	47.7	8.2	17.0	28.9	26.5
Occupancy	2.8	2.8	—	(0.5)	1.5	1.6
Administrative	4.2	4.0	0.2	3.7	2.2	2.2
Other	2.3	2.1	0.2	16.2	1.2	1.1

Total operating expenses	$96.7	$91.4	$5.3	5.8%	50.1%	50.7%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Six Months Ended June 30,				Percentage of Cash Collections Six Months Ended June 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Compensation - revenue generating	$16.4	$19.4	$(3.0)	(15.4)%	8.5%	10.8%
Compensation - administrative	9.0	9.1	(0.1)	(0.5)	4.7	5.0
Benefits and other	6.1	6.3	(0.2)	(3.6)	3.1	3.5

Total salaries and benefits	$31.5	$34.8	$(3.3)	(9.4)%	16.3%	19.3%

Compensation for our revenue generating departments was lower in the first half of 2012 due to lower average headcount for in-house account representatives, partially offset by increased variable compensation resulting from increased collections and higher collector productivity. We reduced headcount for our collection operations in the first quarter of 2012 in connection with the January closure of the San Antonio collection office. We also reduced headcount in our legal channel in connection with our shift to a preferred third party relationship, which had the effect of increasing agency fees included in collections expense. In addition, we continued to utilize and refine our analytics and inventory management to shift inventory between internal and third party collection channels, both onshore and offshore, which has allowed us to more efficiently utilize our personnel resources and reduce headcount. During the first half of 2012, we had an average of 501 in-house account representatives, including supervisors, compared to 699 in the same period of 2011. Lower expenses for benefits and other compensation were the result of lower utilization of our self-insured medical programs and lower payroll taxes, offset in part by higher expenses related to the reinstatement of Company contributions for our 401(k) plan in the third quarter of 2011.

Collections Expense. The following table summarizes the significant components of collections expense:

	Six Months Ended June 30,				Percentage of Cash Collections Six Months Ended June 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Forwarding fees	$28.5	$22.0	$6.5	29.6%	14.7%	12.2%
Court and process server costs	15.8	13.3	2.5	18.7	8.2	7.4
Lettering campaign and telecommunications costs	6.6	7.6	(1.0)	(14.1)	3.4	4.2
Data provider costs	2.5	2.5	—	1.2	1.3	1.4
Other	2.5	2.3	0.2	7.5	1.3	1.3

Total collections expense	$55.9	$47.7	$8.2	17.0%	28.9%	26.5%

Forwarding fees include fees paid to third parties to collect on our behalf, including our agency firm in India. These fees increased in the first half of 2012 compared to the same period in 2011 as a result of an increase in accounts placed with third party agencies and higher cash collections generated by third parties in both our legal and non-legal collection channels. Collections from third party relationships were $122.5 million and $74.5 million, or 63.5% and 41.3% of cash collections, for 2012 and 2011, respectively. Fees paid to agencies are typically a percentage of collections generated, with rates that vary based on the age and type of paper that we outsource. Our agency firm in India is paid a fixed rate per representative, along with certain performance incentives, so overall forwarding rates will vary based on the relative performance of this firm. During the second half of 2011, we began shifting from using in-house attorneys to using our preferred third party law firm for certain legal channel collections. The collections by our preferred third party law firm contributed to higher third party collections and forwarding fees in the first half of 2012. We expect these fees and related collections to be higher in future periods, which will be offset by a reduction in compensation and benefits related to the former legal in-house collection associates.

Court and process server costs increased in the first half of 2012 from the same period in 2011 as a result of higher legal activity driven by higher purchasing in recent periods and an increase in the number of accounts selected for legal action. In early 2012, we performed an analysis of our inventory of accounts using a newly developed legal suit selection model. The model identified accounts eligible for suit that were not currently in our legal collection channel. During the second quarter, we began placing a selection of those accounts in our legal channel and initiating suit. This increase in volume helped drive the 19% increase in these costs because the legal collection model requires an up-front investment in court costs and other fees, which we expense as incurred. There generally is a delay between incurring these costs and generating collections on the accounts in the legal process, which can cause a change in court costs that is disproportionate to the change in legal collections. Even though 2012 expense and profitability were negatively impacted by these actions, we believe net collections over the life of the accounts will be higher than if we did not pursue our legal options.

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

Interest Expense. Interest expense was $10.7 million for 2012, an increase of $5.4 million compared to $5.3 million in the second quarter of 2011. During the fourth quarter of 2011, we entered into a new credit agreement, which resulted in higher interest and additional deferred financing costs, including an original issue discount of $11.4 million that will be amortized over the remaining term of the credit agreement. We recognized expense of $1.2 million for the amortization of the original issue discount during 2012. As a result of entering into the new credit agreement, interest expense, including amortization of deferred financing costs and amortization of the original issue discount, will be higher in future periods than it would have been under the terms of the former credit agreement. In addition, the increase in interest expense was due to an increase in average borrowings, which were $174.1 million during 2012 compared to $161.8 million in 2011. Refer to “Liquidity and Capital Resources” for additional information.

Income Taxes. We recognized income tax expense of $4.0 million and $3.6 million for 2012 and 2011, respectively. The 2012 tax expense reflects a forecasted annualized effective tax rate of 30.5%, which includes discrete tax benefits of 5.6%. For the first six months of 2011, the effective tax rate was 43.2%. The 1270 basis point decrease was primarily due to the recognition of the benefit of state refund claims, a change in the mix of income between states and increased tax credits. The overall increase in tax expense was driven by the increase in pre-tax income, which was $13.2 million for 2012 compared to $8.4 million for the same period of 2011.

Other Assets. Other assets increased to $20.0 million at June 30, 2012 from $11.2 million at the end of 2011. The increase was a result of a payment of $8.2 million to acquire a pool of purchased receivables. We classified this payment in other assets because we did not obtain title to the receivables prior to the end of June. The transaction finalized in July and will be treated as a third quarter purchase.

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

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase as of June 30, 2012:

($ in thousands) Year of Purchase	Number of Portfolios	Purchase Price (1)	Cash Collections	Estimated Remaining Collections (2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
2004	106	86,535	284,738	17	284,755	329
2005	104	100,746	223,805	1,702	225,507	224
2006	154	142,226	339,631	17,875	357,506	251
2007	158	169,200	299,969	41,215	341,184	202
2008	164	153,456	255,989	70,938	326,927	213
2009	123	120,875	209,235	134,068	343,303	284
2010	122	135,897	146,178	157,298	303,476	223
2011	133	160,625	90,863	257,613	348,476	217
2012(4)	55	80,093	7,775	170,734	178,509	223

Total	1,119	$1,149,653	$1,858,183	$851,460	$2,709,643	236%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Estimated remaining collections are based in part on historical cash collections. Refer to Forward-Looking Statements on page 22 and Critical Accounting Policies on page 44 for further information regarding these estimates.
(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase. Estimated remaining collections for pools on the cost recovery method for revenue recognition purposes are equal to the carrying value. There are no estimated remaining collections for pools on the cost recovery method that are fully amortized.
(4)	Includes six months of activity through June 30, 2012.

The following table summarizes our quarterly portfolio purchasing since January 1, 2010:

($ in thousands) Quarter of Purchase	Number of Portfolios	Purchase Price (1)	Face Value
Q1 2010	28	$29,606	$818,271
Q2 2010	41	48,393	1,493,837
Q3 2010	34	41,132	1,171,910
Q4 2010	19	16,767	296,952
Q1 2011	37	46,302	1,225,384
Q2 2011	39	49,295	1,598,404
Q3 2011	31	38,287	1,317,204
Q4 2011	26	26,741	1,180,578
Q1 2012	27	21,179	804,167
Q2 2012	28	58,914	1,985,504

Total	310	$376,616	$11,892,211

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of June 30, 2012:

($ in thousands) Year of Purchase	Unamortized Balance	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2004	$17	$86,535	0.0%	0.0%
2005	1,000	100,746	1.0	0.3
2006	7,016	142,226	4.9	2.0
2007	16,523	169,200	9.8	4.6
2008	24,064	153,456	15.7	6.8
2009	36,812	120,875	30.5	10.3
2010	67,572	135,897	49.7	19.0
2011	126,103	160,625	78.5	35.5
2012(2)	76,249	80,093	95.2	21.5

Total	$355,356	$1,149,653	30.9%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.
(2)	Includes six months of activity through June 30, 2012.

The following table summarizes purchased receivable revenues and amortization rates by year of purchase:

	Three Months Ended June 30, 2012
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2006 and prior	$15,338,431	$14,033,132	N/M	N/M	$(2,665,100)	$9,615,305
2007	6,588,082	6,007,078	8.8%	11.31%	(2,242,100)	1,445,488
2008	9,046,724	5,956,538	34.2	7.61	—	1,064,162
2009	13,992,840	10,111,839	27.7	8.46	(1,198,300)	45,541
2010	16,697,164	8,306,618	50.3	3.79	—	—
2011	23,851,154	10,819,741	54.6	2.69	1,710,000	—
2012	6,354,599	3,217,728	49.4	3.03	—	—

Totals	$91,868,994	$58,452,674	36.4%	5.80%	$(4,395,500)	$12,170,496

	Three Months Ended June 30, 2011
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2005 and prior	$14,202,601	$12,261,254	N/M	N/M	$(953,600)	$10,537,845
2006	6,608,400	4,362,721	34.0%	10.10%	(1,047,800)	716,082
2007	9,579,297	4,436,270	53.7	4.51	—	269,122
2008	12,327,244	6,461,875	47.6	4.85	—	1,537,357
2009	18,101,193	10,399,755	42.5	5.46	—	—
2010	20,079,650	10,193,963	49.2	3.11	—	—
2011	8,273,173	6,308,616	23.7	3.32	—	—

Totals	$89,171,558	$54,424,454	39.0%	5.45%	$(2,001,400)	$13,060,406

	Six Months Ended June 30, 2012
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2006 and prior	$32,611,186	$29,455,159	N/M	N/M	$(5,304,800)	$20,079,266
2007	14,929,933	10,271,438	31.2%	9.04%	(2,993,400)	2,148,276
2008	20,386,494	12,992,325	36.3	7.71	—	2,537,148
2009	31,018,252	21,161,691	31.8	8.29	(2,304,000)	111,633
2010	35,880,207	17,518,606	51.2	3.74	—	—
2011	50,400,580	24,731,489	50.9	2.92	1,710,000	—
2012	7,775,217	3,931,314	49.4	3.07	—	—

Totals	$193,001,869	$120,062,022	37.8%	5.87%	$(8,892,200)	$24,876,323

	Six Months Ended June 30, 2011
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2005 and prior	$29,018,211	$24,983,599	N/M	N/M	$(2,139,000)	$20,801,114
2006	13,820,685	8,536,912	38.2%	8.96%	(1,550,800)	1,475,747
2007	20,267,223	9,095,455	55.1	4.24	467,000	613,376
2008	26,277,382	13,228,441	49.7	4.59	—	3,363,736
2009	38,572,775	19,658,711	49.0	4.79	2,304,000	—
2010	42,038,883	20,956,500	50.1	3.04	—	—
2011	10,461,333	8,002,545	23.5	3.36	—	—

Totals	$180,456,492	$104,462,163	42.1%	5.29%	$(918,800)	$26,253,973

(1)	“N/M” indicates that the calculated percentage is not meaningful.
(2)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

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

The following factors contributed to the change in amortization rates from the prior year:

•

total amortization and the amortization rate declined during the second quarter and first half of 2012 compared to the same periods in 2011. The decreases were primarily the result of higher weighted-average yields and impairment reversals during 2012 compared to 2011. Portfolio balances that amortize too slowly in relation to current or expected collections may lead to impairments. If portfolio balances amortize too quickly and we expect collections to continue to exceed expectations, previously recognized impairments may be reversed, or if there are no impairments to reverse, assigned yields may increase;

•	amortization of receivable balances for each period of 2012 increased compared to 2011 as a result of higher collections on amortizing pools;

•

net impairment reversals are recorded as a reduction to amortization and decrease the amortization rate, while net impairments have the opposite effect. Higher net impairment reversals for 2012 decreased total amortization compared to the same period in 2011; and

•

declining zero basis collections in the second quarter and first half of 2012 compared to the same periods in 2011 increased the amortization rate because 100% of these collections are recorded as revenue and do not contribute towards portfolio amortization.

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash collections:
Collections on amortizing pools	$79.7	$76.1	$168.1	$154.2
Zero basis collections	12.2	13.1	24.9	26.3

Total collections	$91.9	$89.2	$193.0	$180.5

Amortization:
Amortization of receivables balances	$37.7	$36.0	$81.6	$75.5
Reversals of impairments	(6.1)	(2.1)	(10.6)	(3.8)
Impairments	1.7	0.1	1.7	2.8
Cost recovery amortization	0.1	0.8	0.2	1.5

Total amortization	$33.4	$34.8	$72.9	$76.0

Purchased receivable revenues, net	$58.5	$54.4	$120.1	$104.5

Amortization rate	36.4%	39.0%	37.8%	42.1%

Core amortization rate (1)	42.0%	45.7%	44.0%	49.3%

(1)	The core amortization rate is calculated as total amortization divided by collections on amortizing portfolios.

Account Representative Tenure and Productivity

We measure in-house call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays the experience of our account representatives:

In-House Account Representatives, including Supervisors, by Experience

	Three Months Ended June 30,		Six Months Ended June 30,		Years Ended December 31,
	2012	2011	2012	2011	2011	2010
One year or more (1)	281	388	284	400	369	514
Less than one year (2)	202	316	217	299	290	365

Total	483	704	501	699	659	879

(1)	Based on number of average in-house call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.
(2)	Based on number of average in-house call center FTE account representatives and supervisors with less than one year of service, including new associates in training.

Off-Shore Account Representatives (1)

	Three Months Ended June 30,		Six Months Ended June 30,		Years Ended December 31,
	2012	2011	2012	2011	2011	2010
Number of account representatives	225	250	225	250	250	227

(1)	Based on number of average off-shore account representatives staffed by a third party agency measured on a per seat basis.

The following table displays our account representative productivity:

Overall Account Representative Collection Averages

	Three Months Ended June 30,		Six Months Ended June 30,		Years Ended December 31,
	2012	2011	2012	2011	2011	2010
Overall collection averages	$49,873	$41,419	$110,742	$91,915	$176,779	$164,206

In-house account representative average collections per FTE increased for the three and six months ended June 30, 2012 by 20.4% and 20.5%, respectively, compared to the same periods of 2011. Account representative productivity improved as a result of additional improvements in inventory and channel management strategies, which led to a reduction in the number of in-house FTE, continued utilization of our training programs, refinement of our standardized collection methodology, targeted lettering and dialing strategies, skip tracing efforts and improved analytical models and tools.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis:

Historical Collections (1)

($ in thousands) Year of Purchase	Purchase Price (2)	Years Ended December 31,										Six Months Ended June 30, 2012
		2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Pre-2002		$98,201	$90,940	$77,975	$66,214	$50,370	$36,278	$23,634	$15,938	$10,777	$9,568	$4,220
2002	$72,255	22,339	70,813	72,024	67,649	55,373	39,839	24,529	15,957	11,367	9,536	3,848
2003	87,145	—	36,067	94,564	94,234	79,423	58,359	38,408	23,842	15,774	12,440	4,990
2004	86,535	—	—	23,365	68,354	62,673	48,093	32,276	21,082	13,731	10,881	4,283
2005	100,746	—	—	—	23,459	60,280	50,811	35,638	22,726	14,703	11,428	4,760
2006	142,226	—	—	—	—	32,751	101,529	79,953	53,239	35,994	25,654	10,511
2007	169,200	—	—	—	—	—	36,269	93,183	69,891	49,085	36,611	14,930
2008	153,456	—	—	—	—	—	—	41,957	83,430	62,548	47,668	20,386
2009	120,875	—	—	—	—	—	—	—	27,926	81,170	69,121	31,018
2010	135,897	—	—	—	—	—	—	—	—	33,669	76,629	35,880
2011	160,625	—	—	—	—	—	—	—	—	—	40,462	50,401
2012	80,093	—	—	—	—	—	—	—	—	—	—	7,775

Total		$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$334,031	$328,818	$349,998	$193,002

Cumulative Collections (1)

($ in thousands) Year of Purchase	Purchase Price (2)	Total Through December 31,										Total Through June 30, 2012
		2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
2002	$72,255	$22,339	$93,152	$165,176	$232,825	$288,198	$328,037	$352,566	$368,523	$379,890	$389,426	$393,274
2003	87,145	—	36,067	130,631	224,865	304,288	362,647	401,055	424,897	440,671	453,111	458,101
2004	86,535	—	—	23,365	91,719	154,392	202,485	234,761	255,843	269,574	280,455	284,738
2005	100,746	—	—	—	23,459	83,739	134,550	170,188	192,914	207,617	219,045	223,805
2006	142,226	—	—	—	—	32,751	134,280	214,233	267,472	303,466	329,120	339,631
2007	169,200	—	—	—	—	—	36,269	129,452	199,343	248,428	285,039	299,969
2008	153,456	—	—	—	—	—	—	41,957	125,387	187,935	235,603	255,989
2009	120,875	—	—	—	—	—	—	—	27,926	109,096	178,217	209,235
2010	135,897	—	—	—	—	—	—	—	—	33,669	110,298	146,178
2011	160,625	—	—	—	—	—	—	—	—	—	40,462	90,863
2012	80,093	—	—	—	—	—	—	—	—	—	—	7,775

Cumulative Collections as Percentage of Purchase Price (1)

Year of Purchase	Purchase Price (2)	Total Through December 31,										Total Through June 30, 2012
		2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
2002	$72,255	31%	129%	229%	322%	399%	454%	488%	510%	526%	539%	544%
2003	87,145	—	41	150	258	349	416	460	488	506	520	526
2004	86,535	—	—	27	106	178	234	271	296	312	324	329
2005	100,746	—	—	—	23	83	134	169	191	206	217	222
2006	142,226	—	—	—	—	23	94	151	188	213	231	239
2007	169,200	—	—	—	—	—	21	76	118	147	168	177
2008	153,456	—	—	—	—	—	—	27	82	122	154	167
2009	120,875	—	—	—	—	—	—	—	23	90	147	173
2010	135,897	—	—	—	—	—	—	—	—	25	81	108
2011	160,625	—	—	—	—	—	—	—	—	—	25	57
2012	80,093	—	—	—	—	—	—	—	—	—	—	10

(1)	Does not include proceeds from sales of receivables.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

The following table summarizes our quarterly cash collections:

Cash Collections

Quarter	2012			2011		2010		2009		2008
	Amount	%		Amount	%	Amount	%	Amount	%	Amount	%
First	$101,132,875	N/M	%	$91,284,934	26.1%	$89,215,330	27.1%	$94,116,937	28.2%	$100,264,281	27.1%
Second	91,868,994	N/M		89,171,558	25.5	84,214,073	25.6	87,293,577	26.1	95,192,743	25.8
Third	—	—		87,437,890	25.0	78,860,926	24.0	77,832,357	23.3	90,775,528	24.6
Fourth	—	—		82,103,914	23.4	76,528,161	23.3	74,787,726	22.4	83,345,578	22.5

Total cash collections	$193,001,869	100.0%		$349,998,296	100.0%	$328,818,490	100.0%	$334,030,597	100.0%	$369,578,130	100.0%

(1)	“N/M” indicates that the calculated percentage for quarterly purchases is not meaningful.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Call center collections	$48,798,208	53.1%	$48,338,526	54.2%	$107,477,724	55.7%	$100,063,176	55.4%
Legal collections	43,070,786	46.9	40,833,032	45.8	85,524,145	44.3	80,393,316	44.6

Total cash collections	$91,868,994	100.0%	$89,171,558	100.0%	$193,001,869	100.0%	$180,456,492	100.0%

Collections, and the percent of collections from our legal channel, continued to increase during the second quarter, primarily as a result of an increase in the number of accounts placed in that channel. Even though collections increased during the period in both legal and call center channels, the average collection payment size decreased 0.4% for the second quarter of 2012 when compared to the same period in 2011. This decrease reflects the net impact of a 3.8% decrease and a 3.9% increase in the size of average call center collection payments and legal payments, respectively. The decrease in call center payment size was a result of the acceleration into the first quarter of certain tax season collections in 2012. In addition, certain recent purchases had lower average balances which impacted our collection averages, and in the second quarter of 2012, we emphasized increasing our payer base through acceptance of more payment plans at lower dollar amounts per payment than when accounts are settled through single lump sum payments. The overall increase in the size of payments from the legal channel reflects improvements in performance from our third party collection channel and positive trends in collections from bankruptcy claims.

The following table categorizes our purchased receivables portfolios acquired from January 1, 2002 through June 30, 2012 by major asset type:

($ and accounts in thousands) Asset Type	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
General Purpose Credit Cards	$25,545,445	54.0%	9,316	27.7%
Private Label Credit Cards	6,725,446	14.2	7,876	23.4
Telecommunications/Utility/Gas	3,116,282	6.6	7,906	23.5
Installment Loans	2,888,071	6.1	466	1.4
Healthcare	2,463,853	5.2	4,098	12.2
Health Club	1,365,396	2.9	1,057	3.1
Auto Deficiency	602,881	1.3	105	0.3
Other (2)	4,584,882	9.7	2,829	8.4

Total	$47,292,256	100.0%	33,653	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resale, payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Other”.
(2)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order.

When determining the price at which we offer to purchase a portfolio, we review certain important factors, including but not limited to: the age of a charged-off consumer receivables portfolio; the time since an account has been charged-off by the credit originator; and the number of times a portfolio has been placed with third parties for collection purposes. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase it, due to the fact that older receivables are typically more difficult to collect, and generally closer to the expiration of credit bureau reporting and the statute of limitations for legal actions. The consumer debt collection industry generally places receivables into the fresh, primary, secondary or tertiary categories depending on the age and number of third parties that have previously attempted to collect on the receivables. We will purchase accounts at any point in the delinquency cycle. We deploy our capital within these delinquency stages based upon availability and the relative values of the available debt portfolios.

The following table categorizes our purchased receivables portfolios acquired from January 1, 2002 through June 30, 2012 by delinquency stage:

($ and accounts in thousands) Delinquency Stage	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
Fresh	$2,868,529	6.1%	1,504	4.5%
Primary	5,193,845	11.0	4,817	14.3
Secondary	11,961,138	25.3	9,274	27.5
Tertiary	27,268,744	57.6	18,058	53.7

Total	$47,292,256	100.0%	33,653	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resale, payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Tertiary”.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state and therefore may impact cost and collectability. In addition, economic factors vary regionally and are factored into our purchasing analysis.

The following table illustrates our purchased receivables portfolios acquired from January 1, 2002 through June 30, 2012 based on geographic location of the debtor at the time of purchase:

($ and accounts in thousands) Geographic Location	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
California	$6,482,565	13.7%	3,962	11.8%
Texas	6,199,691	13.1	5,294	15.7
Florida	5,127,055	10.8	2,509	7.5
New York	2,879,950	6.1	1,508	4.5
Michigan	2,227,893	4.7	2,432	7.2
Ohio	1,867,296	4.0	2,128	6.3
Illinois	1,814,238	3.8	1,742	5.2
Pennsylvania	1,641,741	3.5	1,058	3.1
New Jersey	1,534,568	3.2	1,204	3.6
North Carolina	1,382,999	2.9	794	2.4
Georgia	1,325,902	2.8	925	2.7
Arizona	1,019,561	2.2	648	1.9
Other (2)	13,788,797	29.2	9,449	28.1

Total	$47,292,256	100.0%	33,653	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resale, payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.
(2)	Each state included in “Other” represents less than 2.0% of the face value of total charged-off receivables.

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

The Credit Agreement includes an accordion loan feature that allows us to request an aggregate $75,000,000 increase in the Revolving Credit Facility and/or the Term Loan Facility. The Credit Facilities also include sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans (which bear interest at the bank’s alternative rate, which was 4.25% at June 30, 2012). The Credit Agreement is secured by substantially all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of June 30, 2012 were:

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

The financial covenants may restrict our ability to borrow against the Revolving Credit Facility. However, at June 30, 2012, we were able to access the entire $74,500,000 of available borrowings on the Revolving Credit Facility based on the financial covenants. Borrowing capacity may be reduced under this ratio in the future if there are significant declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings. The Credit Facility also includes a borrowing base limit of 25% of estimated remaining collections, which may also limit our ability to borrow.

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

The Term Loan Facility requires quarterly repayments over the term of the agreement, with any remaining principal balance due on the maturity date. The following table details the required remaining repayment amounts:

Years Ending December 31,	Amount
2012 (1)	$4,375,000
2013	8,750,000
2014	14,000,000
2015	22,748,000
2016	22,748,000
2017 (2)	98,004,000

(1)	Amount includes two remaining quarterly principal payments for 2012. Two principal payments of $2,187,500 each were made during March and June 2012.
(2)	Includes three quarterly principal payments and the remaining balance due on the maturity date.

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

Outstanding borrowings on notes payable were as follows:

	June 30, 2012	December 31, 2011
Term Loan Facility	$170,625,000	$175,000,000
Revolving Credit Facility	21,000,000	8,200,000
Original issue discount on Term Loan	(9,893,099)	(11,077,130)

Total Notes Payable	$181,731,901	$172,122,870

Weighted average interest rate on total outstanding borrowings	8.39%	8.56%
Weighted average interest rate on revolving credit facility	5.43%	4.57%

We were in compliance with all covenants of the Credit Agreement as of June 30, 2012.

Cash Flows

The majority of our cash flow requirements are for purchases of receivables and payment of operating expenses. Historically, these items have been funded with internal cash flow and with borrowings against our Revolving Credit Facility. For the six months ended June 30, 2012, we invested $79.7 million in purchased receivables, net of buybacks, which was $15.9 million lower than the same period of 2011. These purchases were primarily funded by collections.

Our operating activities used cash of $1.5 million and provided cash of $7.4 million for the six months ended June 30, 2012 and 2011, respectively. Cash provided by operating activities for these periods was generated primarily from operating income earned through cash collections as adjusted for non-cash items and the timing of payments of accounts payable, accrued liabilities and other assets. Cash provided by operations was negatively impacted in the first half of 2012 by the payment of $8.2 million for a purchase of receivables designated as “Other assets” at June 30, 2012 and the funding of a $2.5 million settlement for the FTC investigation, which was accrued at December 31, 2011. In addition, the funding of a $5.3 million contract settlement fee accrued at December 31, 2010 negatively impacted cash provided by operations in 2011. We rely on cash generated from our operating activities and from the principal collected on our purchased receivables, included as a component of investing activities, to allow us to fund operations and re-invest in purchased receivables. Declines in cash collections, if not offset by reductions in operating expenses, will decrease cash provided by operating activities in future periods.

Investing activities provided cash of $2.3 million and used cash of $19.2 million for the six months ended June 30, 2012 and 2011, respectively. The change in investing cash flows was primarily the result of a $15.9 million decrease in investment in purchased receivable portfolios during the first half of 2012 compared to the same period of 2011. This decrease was offset, in part, by higher principal collected on purchased receivables, which is a function of higher cash collections.

Financing activities provided cash of $8.2 million and $13.5 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in cash provided by financing activities in 2012 was driven by net borrowings on our Credit Facilities of $8.4 million in the first half of 2012 compared to net borrowings of $13.9 million in the same period of the prior year. Cash provided by financing activities may increase in future periods to the extent we use net borrowings to fund purchases of paper or operations.

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

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (1)	2012	2011 (1)
Net income	$3,713,388	$3,658,842	$9,145,247	$4,744,405
Adjustments:
Income tax expense	1,227,544	2,867,105	4,009,596	3,612,570
Interest expense	5,368,257	2,640,435	10,695,611	5,300,491
Depreciation and amortization	1,165,933	999,863	2,489,678	2,050,515
Share-based compensation	609,095	477,733	841,045	783,660
Purchased receivables amortization	33,416,320	34,747,104	72,939,847	75,994,329
Gain (loss) on sale of assets, net	(190,580)	5,893	(182,178)	5,893
Non-cash restructuring charges	(11,283)	—	(11,283)	—
Cash restructuring charges	3,220	—	84,908	—
FTC related charges	(7,000)	178,688	7,898	242,927

Adjusted EBITDA	$45,294,894	$45,575,663	$100,020,369	$92,734,790

(1)	Adjusted EBITDA as reported for 2011 has been restated to be consistent with the current presentation. The definition of Adjusted EBITDA was updated during 2011 in order to be consistent with a similar definition used in our Credit Agreement. The restatement increased the amounts previously disclosed by $44 and $131 for the three and six months ended June 30, 2011. We believe the revised definition of Adjusted EBITDA better matches the uses as described above.

Collections, other revenues and operating expenses, net of the adjustment items, are the primary drivers of Adjusted EBITDA. During the second quarter of 2012, Adjusted EBITDA was $0.3 million lower than the same period of 2011. The net decrease was a result of an increase in cash collections of $2.7 million offset by an increase in applicable operating expenses of $3.0 million. During the first half of 2012, Adjusted EBITDA was $7.3 million higher than in the same period of 2011. The net increase was a result of an increase in cash collections of $12.5 million offset in part by an increase in applicable operating expenses of $5.2 million. The primary driver of the increase in operating expenses in each period is the incremental investment in court and process server costs discussed earlier.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of June 30, 2012:

	Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter
Operating lease obligations	$2,472,790	$4,994,038	$5,035,689	$4,052,681	$1,555,114	$—
Capital lease obligations	47,012	23,242	—	—	—	—
Purchase obligations	3,813,071	1,537,535	273,560	19,560	1,630	—
Forward flow obligations (1)	4,432,500	—	—	—	—	—
Revolving credit (2)	—	—	—	—	21,000,000	—
Term loan (3)	4,375,000	8,750,000	14,000,000	22,748,000	22,748,000	98,004,000
Contractual interest on derivative instruments	659,374	928,256	872,242	782,317	663,023	141,700

Total (4)	$15,799,747	$16,233,071	$20,181,491	$27,602,558	$45,967,767	$98,145,700

(1)	We have two forward flow contracts that have terms beyond June 30, 2012 with the last contract expiring in September 2012.
(2)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in November 2016 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is not included within the amount outstanding as of June 30, 2012.
(3)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in November 2017. The variable interest is not included within the amount outstanding as of June 30, 2012.
(4)	We have a liability of $1.0 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of the payment cannot be reliably estimated.

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

Market capitalization was lower than book value at the time of the most recent annual goodwill impairment test on November 1, 2011, and during other periods throughout 2011. As a result, we performed a step one analysis to assess the fair value of our single reporting unit. The estimate of fair value of our goodwill reporting unit, the purchased receivables operating segment, is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. We performed a discounted cash flow analysis, as of the testing date, which resulted in fair value in excess of book value by 6.7%, which indicated goodwill was not impaired. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash collections, revenues, cash flows, growth rates and discount rates, which we base on our budget and long-term plans.

Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit, which we calculated to be 18.5%. A discount rate of 17.5% was used in a similar discounted cash flow analysis performed during interim periods in 2011. The increase in the discount rate in the latest test was a result of an increase in the equity market risk premium used, offset in part by a decrease in the expected risk-free rate. A 50 basis point increase in the discount rate, or a decrease in cash flow of approximately $1.2 million in each year of the analysis would have resulted in an excess of book value over fair value.

In order to corroborate the discounted cash flow results, we also prepared a market analysis to calculate the fair value of our reporting unit. This market analysis took into consideration the fair value of our assets and liabilities utilizing our own assessment, and publicly available industry information on sale multiples. This analysis also resulted in fair value in excess of book value and in excess of the results of the discounted cash flow analysis, which provided additional step one support that goodwill was not impaired. In addition, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our market valuation and book value. We performed a calculation of an implied control premium of our business, which supported the difference between the market valuation and book value. Based on the fair value calculations and the control premium reconciliation, we believe there was no impairment of goodwill as of November 1, 2011. During the first half of 2012, we performed reviews to identify triggering events that would imply goodwill may be impaired. No events were noted that would require goodwill impairment testing.

The assessment of the fair value of goodwill will change in future periods based on a mix of the results of operations, changes in forecasted profitability and cash flows, assumptions used in our fair value models and other market factors that may change the risk inherent in the reporting unit, most importantly factors impacting our cost of equity and the regulatory environment. We will continue to monitor these factors and related changes, which may require us to prepare an interim analysis prior to the next required annual assessment. At June 30, 2012, the carrying value of goodwill was $14.3 million. If there is an impairment in future periods, all or a portion of the carrying value of goodwill would be recorded as an impairment of assets in the consolidated statements of operations. This charge would be a non-cash event, and as such, would not have a material impact on our business, operations or ability to borrow on our Credit Facilities. In addition, the non-cash charge would not impact the covenants in our Credit Facilities or other contractual commitments.

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

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. Accordingly, we may periodically enter into interest rate swap agreements for non-trading purposes to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities, not including the unamortized original issue discount on the Term Loan Facility, were $191.6 million and $183.2 million as of June 30, 2012 and December 31, 2011, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swap variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125.0 million. Every year thereafter, on the anniversary of the swap agreement the notional amount decreased by $25.0 million. On January 13, 2012, we entered into a second amortizing interest rate swap agreement that became effective on March 13, 2012. On a quarterly basis, we will swap variable rates equal to three-month LIBOR, subject to a 1.5% floor, for fixed rates. The notional amount of the new swap was initially set at $19.0 million. In September 2012, when the original swap agreement expires, the notional amount of the second swap will increase to $43.0 million and subsequently, will amortize in proportion to the required principle payments on the Term Loan Facility through March 2017 when the notional amount will be $26.0 million.

The outstanding unhedged borrowings on our Credit Facilities were $147.6 million as of June 30, 2012. Interest rates on unhedged borrowings may be based on the prime rate or LIBOR, at our discretion, however, LIBOR based borrowings are subject to a 1.5% floor. Assuming a 200 basis point increase in interest rates on the unhedged borrowings, interest expense would have increased by approximately $0.6 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits against consumers and are occasionally countersued by them in such actions. In addition, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. It is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business or financial condition. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material adverse effect on our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Company’s Repurchases of Its Common Stock

The following table provides information about the Company’s common stock repurchases during the second quarter of 2012:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	—	—	—
May (1)	6,742	$5.61	—	—
June	—	—	—	—

Total	6,742	$5.61	—	—

(1)	The shares were withheld for tax obligations in connection with the vesting of restricted share units. The shares were withheld at the fair market value on the vesting date of the restricted share units.

We did not sell any equity securities during the second quarter of 2012 that were not registered under the Securities Act.

Item 6.	Exhibits

Exhibit Number	Description

10.1	2012 Stock Incentive Plan (Incorporated by reference to Appendix A filed with Asset Acceptance Capital Corp. Definitive Proxy Statement on Schedule 14A originally filed on March 28, 2012)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2012.

ASSET ACCEPTANCE CAPITAL CORP.

Date: July 31, 2012	By:	/s/ RION B. NEEDS
Rion B. Needs
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2012	By:	/s/ REID E. SIMPSON
Reid E. Simpson
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)