Form 10-Q
period 2012-09-30
ASSET ACCEPTANCE CAPITAL CORP
filed 2012-10-30
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 18, 2012, 30,770,092 shares of the registrant’s common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$13,585,816	$6,990,757
Purchased receivables, net	344,497,047	348,710,787
Income taxes receivable	604,670	354,241
Property and equipment, net	12,076,571	14,488,659
Goodwill	14,323,071	14,323,071
Other assets	10,867,028	11,172,804

Total assets	$395,954,203	$396,040,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,096,373	$3,296,905
Accrued liabilities	18,103,252	20,018,561
Income taxes payable	716,885	1,925,761
Notes payable	159,125,247	172,122,870
Capital lease obligations	37,657	221,420
Deferred tax liability, net	65,327,152	60,474,041

Total liabilities	246,406,566	258,059,558

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares — 33,437,571 and 33,334,281 at September 30, 2012 and December 31, 2011, respectively	334,376	333,343
Additional paid in capital	151,469,966	150,449,620
Retained earnings	39,843,193	29,162,645
Accumulated other comprehensive loss, net of tax	(578,239)	(532,592)
Common stock in treasury; at cost, 2,667,479 and 2,649,729 shares at September 30, 2012 and December 31, 2011, respectively	(41,521,659)	(41,432,255)

Total stockholders’ equity	149,547,637	137,980,761

Total liabilities and stockholders’ equity	$395,954,203	$396,040,319

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Purchased receivable revenues, net	$54,433,740	$56,294,567	$174,495,762	$160,756,730
Gain on sale of purchased receivables	—	—	7,727	—
Other revenues, net	261,055	318,965	734,274	943,210

Total revenues	54,694,795	56,613,532	175,237,763	161,699,940

Expenses
Salaries and benefits	14,389,078	16,943,855	45,881,833	51,702,960
Collections expense	28,922,617	26,089,521	84,782,927	73,828,877
Occupancy	1,466,425	1,465,568	4,287,620	4,302,259
Administrative	2,333,977	3,155,217	6,519,031	7,190,614
Depreciation and amortization	1,166,107	944,118	3,655,785	2,994,633
Restructuring charges	284,842	—	358,467	—
Gain on disposal of equipment and other assets	—	(92,075)	(174,451)	(86,182)

Total operating expenses	48,563,046	48,506,204	145,311,212	139,933,161

Income from operations	6,131,749	8,107,328	29,926,551	21,766,779
Other income (expense)
Interest expense	(5,137,234)	(2,631,787)	(15,832,845)	(7,932,278)
Interest income	139	152	22,885	283
Other	673	476	33,579	(1,640)

Income before income taxes	995,327	5,476,169	14,150,170	13,833,144
Income tax (benefit) expense	(539,974)	2,405,567	3,469,622	6,018,137

Net income	$1,535,301	$3,070,602	$10,680,548	$7,815,007

Weighted-average number of shares:
Basic	30,924,121	30,781,016	30,871,237	30,752,965
Diluted	31,179,325	30,843,313	31,038,925	30,834,889
Earnings per common share outstanding:
Basic	$0.05	$0.10	$0.35	$0.25
Diluted	$0.05	$0.10	$0.34	$0.25

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,535,301	$3,070,602	$10,680,548	$7,815,007
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedging:
Unrealized (loss) gain arising during period	(143,362)	69,528	(969,535)	(60,359)
Less: reclassification adjustment for loss included in net income	310,265	544,663	1,008,677	1,714,648

Net unrealized gain on cash flow hedging	166,903	614,191	39,142	1,654,289
Other comprehensive gain, before tax	166,903	614,191	39,142	1,654,289
Income tax expense related to other comprehensive income	(80,879)	(219,716)	(84,789)	(613,976)

Other comprehensive income (loss), net of tax	86,024	394,475	(45,647)	1,040,313

Comprehensive income	$1,621,325	$3,465,077	$10,634,901	$8,855,320

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$10,680,548	$7,815,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,655,785	2,994,633
Amortization of deferred financing costs and debt discount	2,667,453	1,062,123
Amortization of de-designated hedge	116,696	—
Deferred income taxes	4,768,322	5,783,570
Share-based compensation expense	1,021,379	1,073,241
Net impairment reversals of purchased receivables	(9,378,000)	(3,651,900)
Non-cash revenue	(6,184)	(129)
Gain on disposal of equipment and other assets	(174,451)	(86,182)
Gain on sale of purchased receivables	(7,727)	—
Changes in assets and liabilities:
Increase in other assets	(593,331)	(862,185)
Decrease in accounts payable and other accrued liabilities	(2,096,402)	(5,452,798)
(Increase) decrease in net income taxes payable	(1,459,305)	3,068,923

Net cash provided by operating activities	9,194,783	11,744,303

Cash flows from investing activities
Investments in purchased receivables, net of buybacks	(103,548,645)	(133,906,306)
Principal collected on purchased receivables	117,058,538	110,789,681
Purchases of property and equipment	(1,518,315)	(2,491,159)
Proceeds from sale of property and equipment	352,076	99,000
Proceeds from sale of purchased receivables	95,758	—

Net cash provided by (used in) investing activities	12,439,412	(25,508,784)

Cash flows from financing activities
Repayments of term loan facility	(6,562,500)	(1,125,000)
Net borrowings on revolving credit facility	(8,200,000)	17,500,000
Payments of deferred financing costs	(3,469)	(260,878)
Payments on capital lease obligations	(183,763)	(65,247)
Purchases of treasury shares	(89,404)	(106,565)

Net cash (used in) provided by financing activities	(15,039,136)	15,942,310

Net increase in cash	6,595,059	2,177,829
Cash at beginning of period	6,990,757	5,635,503

Cash at end of period	$13,585,816	$7,813,332

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$13,282,699	$6,909,686
Net cash paid (received) for income taxes	160,606	(2,817,694)
Non-cash investing and financing activities:
Change in fair value of interest rate swap liabilities	(77,554)	1,654,289
Change in unrealized loss on cash flow hedge, net of tax	45,647	(1,040,313)

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

In addition, the Company finances the sales of consumer product retailers, referred to as finance contract receivables, and licenses a proprietary collection software application referred to as licensed software. During the three months ended September 30, 2012, the Company also began pursuing fee-based legal collections on behalf of third parties.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2012 and its results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2012 and 2011. All adjustments were of a normal recurring nature. The results of operations and comprehensive income of the Company for the three and nine months ended September 30, 2012 and 2011 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Accrued Liabilities

The details of accrued liabilities were as follows:

	September 30, 2012	December 31, 2011
Accrued general and administrative expenses (1)	$7,611,144	$6,882,437
Accrued payroll, benefits and bonuses	6,094,308	8,334,908
Deferred rent	2,044,943	2,376,936
Fair value of derivative instruments	903,499	825,945
Accrued interest expense	757,783	897,975
Accrued restructuring charges (2)	299,658	279,538
Deferred revenue	186,810	172,376
Other accrued expenses	205,107	248,446

Total accrued liabilities	$18,103,252	$20,018,561

(1)	Accrued general and administrative expenses included $2,500,000 related to a litigation contingency as of December 31, 2011, for which funding occurred in February 2012.
(2)	Accrued restructuring charges are related to closing certain collection offices. Refer to Note 9, “Restructuring Charges”, for additional information.

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

Concentrations of Risk

For the three and nine months ended September 30, 2012, the Company invested 74.9% and 58.4% (net of buybacks), respectively, in purchased receivables from its top three sellers. For the three and nine months ended September 30, 2011, the Company invested 58.0% and 58.3% (net of buybacks through September 30, 2012), respectively, in purchased receivables from its top three sellers. One seller is included in the top three in both of the three-month periods. No sellers were included in the top three during the nine-month periods for both years.

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

Collections by Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected or for a fixed fee. The Company generally receives net proceeds and records gross cash collections received by third parties. The Company records fees paid to third parties, and the reimbursement of certain legal and other costs, as a component of collections expense. In June 2011, the Company began shifting certain legal in-house collection activities to a third party preferred partner, which resulted in increased third party collections. The percent of gross cash collections by third parties was 67.6% and 46.7% for the three months ended September 30, 2012 and 2011, respectively, and 64.8% and 43.1% for the nine months ended September 30, 2012 and 2011, respectively.

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

The components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest	$4,257,867	$2,277,748	$13,165,392	$6,870,155
Amortization of original issue discount	580,846	—	1,764,877	—
Amortization of deferred financing costs	298,521	354,039	902,576	1,062,123

Total interest expense	$5,137,234	$2,631,787	$15,832,845	$7,932,278

Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding. The following table provides a reconciliation between basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted-average shares outstanding	30,924,121	30,781,016	30,871,237	30,752,965
Dilutive weighted-average shares (1)	255,204	62,297	167,688	81,924

Diluted weighted-average shares outstanding	31,179,325	30,843,313	31,038,925	30,834,889

(1)	Includes the dilutive effect of outstanding stock options, deferred stock units and restricted shares (collectively the “Share-Based Awards”). Share-Based Awards that are contingent upon the attainment of performance goals are not included in dilutive weighted-average shares until the performance goals have been achieved.

There were 743,938 and 1,128,569 outstanding Share-Based Awards that were not included in the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s common stock at September 30, 2012 and 2011, respectively, and therefore were considered anti-dilutive.

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

3. Purchased Receivables and Revenue Recognition

Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and many times have been subject to previous collection efforts. The Company acquires pools of homogenous accounts, which are the rights to the unrecovered balances owed by individual debtors, through such purchases. The receivable portfolios are purchased at a substantial discount (generally more than 90%) from their face values due to a deterioration of credit quality since origination and are initially recorded at the Company’s acquisition cost, which equals fair value at the acquisition date. Financing for purchasing is provided by cash generated from operations and from borrowings on the Company’s revolving credit facility.

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

Collections on each static pool are allocated to revenue and principal reduction based on an internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Estimated future cash flows may also be impacted by internal or external factors. Internal factors include (a) revisions to initial and post-acquisition recovery scoring and modeling estimates, (b) operational strategies, and (c) changes in productivity related to turnover and tenure of the Company's collection staff. External factors include (a) new laws or regulations relating to collection efforts or new interpretations of existing laws or regulations and (b) the overall condition of the economy.

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

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had an IRR assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. There were no unamortized pools on the cost recovery method as of September 30, 2012. As of December 31, 2011, the Company had six unamortized pools on the cost recovery method with an aggregate carrying value of $215,036.

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

Changes in purchased receivables portfolios were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance, net	$355,355,820	$340,935,454	$348,710,787	$321,318,255
Investment in purchased receivables, net of buybacks	23,875,734	38,294,778	103,548,645	133,906,306
Cost of sale of purchased receivables sold	—	—	(88,031)	—
Cash collections	(89,168,247)	(87,437,890)	(282,170,116)	(267,894,382)
Purchased receivable revenues, net	54,433,740	56,294,567	174,495,762	160,756,730

Ending balance, net	$344,497,047	$348,086,909	$344,497,047	$348,086,909

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding, or face value, of purchased receivables. Changes in accretable yield were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance (1)	$496,104,645	$459,858,029	$478,230,548	$427,464,854
Revenue recognized on purchased receivables, net	(54,433,740)	(56,294,567)	(174,495,762)	(160,756,730)
Additions due to purchases	29,916,643	38,370,211	126,516,389	163,223,278
Reclassifications from nonaccretable yield	2,660,783	20,468,205	43,997,156	32,470,476

Ending balance (1)	$474,248,331	$462,401,878	$474,248,331	$462,401,878

(1)	Accretable yield is a function of estimated remaining cash flows based on expected work effort and historical collections. Refer to Forward-Looking Statements on page 22 and Critical Accounting Policies on page 44 for further information regarding these estimates.

Changes in purchased receivables portfolios under the cost recovery method were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$16,796	$278,780	$215,036	$962,461
Reclassifications from amortizing pools	—	306,587	—	1,145,543
Buybacks, impairments and resale adjustments	—	(213)	(2,244)	(446)
Cash collections prior to becoming fully amortized	(16,796)	(325,392)	(212,792)	(1,847,796)

Ending balance	$—	$259,762	$—	$259,762

During the three and nine months ended September 30, 2012, the Company recorded net impairment reversals of purchased receivables of $485,800 and $9,378,000, respectively. During the three and nine months ended September 30, 2011, the Company recorded net impairment reversals of $2,733,100 and $3,651,900, respectively. Net impairment reversals increased revenue and the carrying value of purchased receivable portfolios in the period in which they were recorded. Impairments are accounted for as a valuation allowance against the carrying value of purchased receivables and may be reversed in future periods, which reduce the valuation allowance.

Changes in the purchased receivables valuation allowance were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$46,543,700	$71,753,600	$55,914,400	$87,323,300
Impairments	1,717,000	—	3,427,000	2,838,900
Reversal of impairments	(2,202,800)	(2,733,100)	(12,805,000)	(6,490,800)
Deductions (1)	(8,017,200)	(6,314,900)	(8,495,700)	(20,965,800)

Ending balance	$38,040,700	$62,705,600	$38,040,700	$62,705,600

(1)	Deductions represent valuation allowances on purchased receivable portfolios that became fully amortized during the period; therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

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

The Credit Facilities bear interest at a rate per annum equal to, at the Company’s option, either:

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

The Credit Agreement includes an accordion loan feature that allows the Company to request an aggregate $75,000,000 increase in the Revolving Credit Facility and/or the Term Loan Facility. The Credit Facilities also include sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans (which bear interest at the bank’s alternative rate, which was 4.25% at September 30, 2012). The Credit Agreement is secured by substantially all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which as of September 30, 2012 were:

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

The financial covenants may restrict the Company’s ability to borrow against the Revolving Credit Facility. However, at September 30, 2012, the Company was able to access the entire $95,500,000 of available borrowings on the Revolving Credit Facility based on the financial covenants. Borrowing capacity may be reduced under this ratio in the future if there are significant declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings. The Credit Facility also includes a borrowing base limit of 25% of estimated remaining collections less the outstanding principal balance on the Term Loan Facility, calculated on a monthly basis, which will also limit the Company’s ability to borrow.

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

The Term Loan Facility requires quarterly repayments over the term of the agreement, with any remaining principal balance due on the maturity date. The following table details the required remaining repayment amounts:

Years Ending December 31,	Amount
2012 (1)	$2,187,500
2013	8,750,000
2014	14,000,000
2015	22,748,000
2016	22,748,000
2017 (2)	98,004,000

(1)	Amount includes one remaining quarterly principal payment for 2012. Required principal payments of $2,187,500 were made during each quarter of 2012.
(2)	Includes three quarterly principal payments and the remaining balance due on the maturity date.

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

Outstanding borrowings on notes payable were as follows:

	September 30,	December 31,
	2012	2011
Term Loan Facility	$168,437,500	$175,000,000
Revolving Credit Facility	—	8,200,000
Original issue discount on Term Loan	(9,312,253)	(11,077,130)

Total Notes Payable	$159,125,247	$172,122,870

Weighted average interest rate on total outstanding borrowings	8.75%	8.56%
Weighted average interest rate on revolving credit facility	—	4.57%

The Company was in compliance with all covenants of the Credit Agreement as of September 30, 2012.

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

In September 2007, the Company entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, it swapped variable rates under its Term Loan Facility for fixed rates. At inception and for the first year, the notional amount of the swap was $125,000,000. Every year thereafter, on the anniversary of the agreement the notional amount decreased by $25,000,000. The agreement expired on September 13, 2012.

Prior to entering into the new Credit Agreement in 2011, the swap was designated and qualified as a cash flow hedge. The effective portion of the change in fair value was reported as a component of AOCI in the accompanying consolidated financial statements. The ineffective portion of the change in fair value of the derivative was recorded in interest expense. Upon entering into the new Credit Agreement, the swap was de-designated as a cash flow hedge because it was no longer expected to be highly effective in mitigating changes in variable interest rates. Accordingly, the amount recognized in AOCI prior to de-designation was reclassified into earnings on a straight-line basis over the remaining term of the agreement. Losses of $277,247 and $942,641, net of tax of $120,603 and $410,049, were amortized to “Interest expense” and “Income tax expense”, respectively, in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2012. In addition, subsequent to the de-designation as a cash flow hedge, changes in fair value of the swap were recognized in earnings during the period in which they occurred.

On January 13, 2012, the Company entered into a new amortizing interest rate swap agreement effective March 13, 2012. On a quarterly basis, the Company will swap variable rates equal to three-month LIBOR, subject to a 1.5% floor, for fixed rates. The notional amount of the new swap was initially set at $19,000,000. In September 2012, when the original swap agreement expired, the notional amount of the new swap increased to $43,000,000 and subsequently will amortize in proportion to the principal payments on the Term Loan Facility through March 2017, when the notional amount will be $26,000,000. The Company’s new derivative instrument is designated and qualifies as a cash flow hedge.

The following table summarizes the fair value of derivative instruments:

	September 30, 2012		December 31, 2011
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Interest rate swap instruments
Derivatives qualifying as hedging instruments	Accrued liabilities	$903,499	Accrued liabilities	$—
Derivatives not qualifying as hedging instruments	Accrued liabilities	—	Accrued liabilities	825,945

Total interest rate swap instruments		$903,499		$825,945

The following tables summarize the impact of derivatives designated as hedging instruments:

Derivative	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Interest rate swap	$(143,362)	$69,528	Interest expense	$(310,265)	$(544,663)	Interest Expense	$—	$(6,821)

Total	$(143,362)	$69,528	Total	$(310,265)	$(544,663)	Total	$—	$(6,821)

Derivative	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Interest rate swap	$(969,535)	$(60,359)	Interest expense	$(1,008,677)	$(1,714,648)	Interest Expense	$—	$(6,694)

Total	$(969,535)	$(60,359)	Total	$(1,008,677)	$(1,714,648)	Total	$—	$(6,694)

As of September 30, 2012, the Company did not have any fair value hedges.

6. Share-Based Compensation

Plan Descriptions

On May 10, 2012, shareholders of the Company approved the 2012 Stock Incentive Plan (“2012 Plan”) that provides for awards of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, directors and consultants, subject to certain annual grant limitations. The Company reserved 3,300,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan of which 3,216,728 shares remained available as of September 30, 2012. The purpose of the 2012 Plan is (a) promote the best interests of the Company and its shareholders by encouraging employees, consultants and directors of the Company to acquire an ownership interest in the Company by granting stock-based awards, aligning their interests with those of shareholders, as well as cash-based awards, and (b) enhance the ability of the Company to attract, motivate and retain qualified employees and directors.

The 2012 Plan replaced a similar stock incentive plan adopted in 2004 (“2004 Plan”). The 2004 Plan also provided for awards of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, directors and consultants. There were awards for 1,630,344 shares under the 2004 Plan outstanding at September 30, 2012. Those awards are subject to the terms and conditions of each grant and may vest, expire or be forefeited based on the achievement of time-based or service-based conditions. No additional awards will be made under the 2004 Plan.

Based on historical experience, the Company uses an annual forfeiture rate of 5% and 9% for stock options and restricted share units, respectively, for grants awarded to associates. Grants made to non-associate directors generally vest when the director terminates his or her board service, are expensed when granted, and therefore have no forfeitures.

Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation expense	$180,334	$289,581	$1,021,379	$1,073,241
Tax benefits	(6,113)	127,849	250,238	466,860

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

As of September 30, 2012, the Company had options outstanding for 1,228,371 shares of its common stock under the stock incentive plans. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. Options granted to key associates generally vest between one and five years from the grant date, whereas options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the vesting period.

Stock option compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Salaries and benefits (1)	$53,192	$80,742	$190,897	$293,835
Administrative expenses (2)	—	—	—	79,232

Total	$53,192	$80,742	$190,897	$373,067

(1)	Salaries and benefits include amounts for associates.
(2)	Administrative expenses include amounts for non-associate directors.

The following table summarizes all stock option transactions from January 1, 2012 through September 30, 2012:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Beginning balance	1,139,438	$10.39
Granted	104,883	4.40
Forfeited or expired	(15,950)	5.99

Outstanding at September 30, 2012	1,228,371	9.94	4.17	$1,425,741

Exercisable at September 30, 2012	966,660	$11.31	3.85	$744,018

The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2012 and 2011 was $2.13 and $2.49, respectively. No options were exercised during 2012 and 2011.

As of September 30, 2012, there was $478,415 of total unrecognized compensation expense related to nonvested stock options, which consisted of $443,849 for options expected to vest and $34,566 for options not expected to vest. Unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 2.48 years.

Restricted Share Units and Deferred Stock Units

During the nine months ended September 30, 2012, the Company granted 201,215 restricted share units and 14,064 deferred stock units (collectively referred to as “RSUs”) to key associates and non-associate directors under the stock incentive plans. Each RSU is equal to one share of the Company’s common stock. RSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional RSUs. The value of RSUs was equal to the market price of the Company’s stock at the date of grant.

RSUs granted to associates generally vest over one to four years, based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the director terminates his or her board service. As of September 30, 2012, 73,675 of RSUs previously granted to associates will vest contingent on the attainment of performance conditions. When associates’ RSUs vest, associates have the option of selling a portion of vested shares to the Company in order to cover payroll tax obligations. The Company expects to repurchase approximately 36,000 shares for RSUs that are expected to vest during the next twelve months.

The fair value of RSUs granted to associates is expensed on a straight-line basis over the vesting period based on the number of RSUs expected to vest. For RSUs with performance conditions, if those conditions are not expected to be met, the compensation expense previously recognized is reversed. The fair value of RSUs granted to non-associate directors is generally expensed immediately.

Compensation expense for RSUs, net of reversals, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Salaries and benefits (1)	$99,233	$190,095	$367,574	$584,586
Administrative expenses (2)	27,909	18,744	462,908	115,588

Total	$127,142	$208,839	$830,482	$700,174

(1)	Salaries and benefits include amounts for associates.
(2)	Administrative expenses include amounts for non-associate directors.

The Company generally issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions from January 1, 2012 through September 30, 2012:

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	403,714	$5.96
Granted	215,279	5.01
Vested and issued	(103,290)	5.81
Forfeited	(30,458)	5.04

Ending balance	485,245	$5.70

As of September 30, 2012, there was $1,307,577 of total unrecognized compensation expense related to RSUs, which consisted of $1,129,712 for RSUs expected to vest and $177,865 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.24 years. As of September 30, 2012, there were 152,313 RSUs, included as part of total outstanding nonvested RSUs in the table above, awarded to non-associate directors for which shares are expected to be issued when the director terminates his or her board service.

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

8. Fair Value

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	–	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	–	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	–	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.

The following table provides additional information about the estimated fair value of financial instruments:

		Fair Value Measurements at Reporting Date Using
	Total Recorded Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives qualifying as hedging instruments	$903,499	—	$903,499	—

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

Goodwill

Goodwill is assessed annually for impairment using fair value measurement techniques. Goodwill impairment, if applicable, is determined using a two-step test. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Events that could in the future result in impairment include, but are not limited to, sharply declining cash collections or a significant negative shift in the risk inherent in the reporting unit.

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

At the time of the latest annual goodwill impairment test, November 1, 2011, market capitalization was substantially lower than book value. As a result, the Company performed an impairment analysis to assess the fair value of the goodwill of the Company’s single reporting unit. The Company prepared a discounted cash flow analysis, which resulted in fair value in excess of book value. The Company also prepared a market analysis to substantiate the value derived from the discounted cash flow analysis, which also resulted in fair value in excess of book value. The results of the fair value calculations indicated goodwill was not impaired. In addition, the Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the market valuation and book value. The Company performed a calculation of an implied control premium of the business, which supported the difference between the market valuation and book value. Based on the fair value calculations and the control premium reconciliation, the Company believes there was no impairment of goodwill as of November 1, 2011.

During certain periods of the first quarter of 2012, the market capitalization of the Company was also less than book value. However, the Company did not consider those periods to be triggering events requiring additional impairment testing considering the gap between book value and market value relative to the gap in those values at the time goodwill testing was performed in 2011. The Company does not believe, based on the results of testing at November 1, 2011 and an analysis of events subsequent to that testing, that additional impairment testing was required to be performed during the nine months ended September 30, 2012.

The following disclosures pertain to the fair value of certain assets and liabilities, which are not measured at fair value in the accompanying consolidated financial statements.

Purchased Receivables

The Company’s purchased receivables had carrying values of $344,497,047 and $348,710,787 at September 30, 2012 and December 31, 2011, respectively. The Company computes the fair value of purchased receivables by discounting total estimated future cash flows net of expected collection costs using a weighted-average cost of capital. The fair value of purchased receivables was approximately $425,000,000 at both September 30, 2012 and December 31, 2011.

Credit Facilities

The Company’s Credit Facilities had carrying values of $159,125,247 and $172,122,870 as of September 30, 2012 and December 31, 2011, respectively, which was net of original issue discount on the Term Loan Facility.

The following table summarizes the carrying value and estimated fair value of the Credit Facilities:

	September 30,	December 31,
	2012	2011
Term Loan Facility carrying value (1)	$168,437,500	$175,000,000
Term Loan Facility estimated fair value (1,2)	169,700,781	167,125,000
Revolving Credit Facility carrying value (3)	—	8,200,000

(1)	The carrying value and estimated fair value of the Term Loan Facility excludes the unamortized balance of the original issue discount.
(2)	The Company computes the fair value of its Term Loan Facility based on quoted market prices.
(3)	The fair value of the outstanding balance of the Revolving Credit Facility approximated carrying value.

9. Restructuring Charges

On November 1, 2011 and September 10, 2012, the Company announced plans to close its call center operations in the San Antonio, Texas and Tempe, Arizona offices, respectively. The Company recognized restructuring charges for these actions of $284,842 and $358,467 during the three and nine months ended September 30, 2012, respectively. In 2011, the Company recognized $279,538 related to closing the San Antonio office.

The charges for closing these offices during the three and nine months ended September 30, 2012 included contract termination costs for operating leases, employee termination benefits and write-off of furniture and equipment.

The components of restructuring charges were as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Operating lease charges	$—	$84,908
Employee termination benefits	71,621	71,621
Write-off of furniture and equipment	213,221	201,938

Total restructuring charges	$284,842	$358,467

The reserve for restructuring charges as of September 30, 2012 and December 31, 2011 was $299,658 and $279,538, respectively. The changes in the reserve were as follows:

	Employee Termination Benefits	Contract Termination Costs	Fixed Assets and Other	Total
Restructuring liability as of January 1, 2012	$176,098	$—	$103,440	$279,538
Costs incurred and charged to expense	71,621	84,908	201,938	358,467
Payments	(184,958)	(49,616)	(103,773)	(338,347)
Adjustments	8,860	(8,860)	—	—

Restructuring liability as of September 30, 2012	$71,621	$26,432	$201,605	$299,658

The actions to close the San Antonio office were substantially complete by June 30, 2012, and the actions to close the Tempe office are expected to be complete by December 31, 2012. There were no restructuring charges for the three and nine months ended September 30, 2011.

10. Income Taxes

The Company recorded income tax benefit of $539,974 and income tax expense of $2,405,567 for the three months ended September 30, 2012 and 2011, respectively, and income tax expense of $3,469,622 and $6,018,137 for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, the estimated annualized effective income tax rate was 24.5%. The Company calculates an estimated annual effective rate on ordinary income excluding unusual or infrequently occurring items (“discrete items”) which are recognized as they occur. During the three months ended September 30, 2012, the Company recognized benefits from discrete items primarily related to prior year state income tax refunds.

As of September 30, 2012, the Company had a gross unrecognized tax benefit of $680,092 that, if recognized, would result in a net tax benefit of approximately $442,000, which would have a positive impact on net income and the effective tax rate. During the three and nine months ended September 30, 2012, there were no material changes to the unrecognized tax benefit. Since January 1, 2009, the Company has accrued interest of approximately $181,000, which is classified as income tax expense in the accompanying consolidated financial statements.

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

Company Overview

We have been purchasing and collecting charged-off accounts receivable portfolios (“paper”) from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, telecommunications and utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount. Since January 1, 2002, we have purchased 1,305 consumer debt portfolios, with an original charged-off face value of $48.2 billion for an aggregate purchase price of $1.3 billion, or 2.77% of face value, net of buybacks. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize our profits.

Macro-economic factors in the U.S. influence our operations positively and negatively. Factors such as reduced availability of credit for consumers, a depressed housing market, elevated unemployment rates, increased gasoline prices and other factors have a negative impact on us by making it more difficult to collect from consumers on the paper we acquire. Macro-economic factors also impact the availability of charged-off debt in the market and the prices at which it is available. While the supply of paper increased and prices dropped during 2009 and 2010, we have recently observed increased competition for available paper as well as a reduction in the supply of paper. These factors contributed to the higher pricing we experienced during 2011 and the first nine months of 2012. We expect macro-economic trends, supply of paper and competitive factors to continue to impact portfolio acquisition and collection results.

Our investment in purchased receivables of $23.9 million in the third quarter of 2012 was 37.5% lower than the same period of 2011. Lower purchasing was driven by higher prices and increased competition in the market for available paper. We only purchase paper when we believe we can achieve an acceptable return and do not pursue purchases when we believe the expected collections and related returns do not support the purchase price. While we expect a continuation of recently observed trends of higher pricing through the remainder of 2012, we expect to be able to purchase paper in sufficient quantities to support our business.

Collections have been positively impacted by an increase in collector productivity due to customized collection strategies by account type, improved channel management and an increase in legal collections as a result of our recent increased investment in this channel. As a result of these factors, cash collections of $89.2 million for the third quarter were $1.8 million, or 2.0%, higher than the same period in 2011. Although collections were higher, they did not achieve the same level of year over year growth as we saw in the first half of 2012. Third quarter collections growth was slowed by lower levels of purchasing in the second half of 2011 and early 2012 since collections are typically highest six to 18 months from the purchase date. In addition, while we expect an increase in investment in the legal channel to have a positive impact on collections over time, there is typically a delay in collections while the legal process is initiated.

Purchased receivable revenues of $54.4 million were 3.3% lower during the third quarter of 2012 compared to the same period in 2011. This decrease in revenue was primarily related to lower collections on fully amortized portfolios and lower net purchased receivable impairment reversals. Net impairment reversals in the third quarter of 2012 were $0.5 million, compared to net reversals of $2.7 million in the third quarter of 2011. Lower impairment reversals were driven by an impairment in the third quarter of $1.7 million to a portfolio from 2011. Certain portfolios in the 2006 to 2011 vintages continued to perform above expectations. This led us to increase yields on seven portfolios during the third quarter of 2012.

Operating expenses during the third quarter were up slightly compared to the same period of 2011, but were favorable as a percentage of cash collections at 54.5%, compared to 55.5% last year. The increase in operating expenses compared to prior year was driven by additional expenditures for up-front legal costs as a result of out decision to increase investment in the legal collection channel, restructuring charges due to closing the Tempe, Arizona office and additional expense related to the reinstatement of our
401(k) match in the third quarter of 2011. Investments in costs related to legal collections were $10.2 million during the third quarter of 2012, compared to $8.3 million in the same period of 2011. This increase in up-front legal costs had a negative impact on cost to collect for 2012. The increased investment in legal channel collections were partially offset by efficiencies gained through continued implementation of operational strategies and salaries and benefits savings as a result of office closings.

In addition, third quarter 2011 operating expenses were unfavorably impacted by an additional accrual of $1.25 million for the FTC settlement, which was finalized in the first quarter of 2012.

Adjusted EBITDA for the third quarter of 2012 was $42.5 million, an increase of $0.8 million from the same period of 2011 as a result of higher collections, partially offset by higher operating expenses due to the increased investment in up-front legal costs discussed above. In addition, FTC related charges from the prior year were excluded from the calculation of Adjusted EBITDA. Although Adjusted EBITDA is not calculated in accordance with accounting principles generally accepted in the United States of America, it is used by analysts, investors and management as a measure of our performance. Refer to Adjusted EBITDA on page 43 for a reconciliation of net income to Adjusted EBITDA.

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

•

increased costs or a decrease in collections if changes in the way we conduct business or additional costs to conduct business result from supervision and regulation by the Consumer Financial Protection Bureau or unknown ramifications from the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	instability in the financial markets and continued economic weakness or recession impacting our ability to acquire and collect on charged-off receivable portfolios and our operating results;

•	our ability to maintain existing, and to secure additional financing on acceptable terms;

•	changes in relationships with third parties collecting on our behalf;

•	intense competition on bids for portfolio purchases that could impair our ability to achieve our goals;

•	ongoing risks of litigation in our litigious industry, including individual and class actions under consumer credit, collections and other laws;

•	concentration of a significant portion of our portfolio purchases during any period with a small number of sellers;

•	our ability to substantiate our application of tax rules against examinations and challenges made by tax authorities;

•	our ability to collect sufficient amounts from our purchases of charged-off receivable portfolios;

•	our ability to diversify beyond collecting on our purchased receivables portfolios into ancillary lines of business;

•	a decrease in collections as a result of negative attention or news regarding the debt collection industry and debtors’ willingness to pay the debt we acquire;

•	our ability to respond to technology downtime and changes in technology to remain competitive;

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

Results of Operations

The following table sets forth selected consolidated statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated:

	Percent of Total Revenues				Percent of Cash Collections
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Revenues
Purchased receivable revenues, net	99.5%	99.4%	99.6%	99.4%	61.0%	64.4%	61.8%	60.0%
Gain on sale of purchased receivables	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Other revenues, net	0.5	0.6	0.4	0.6	0.3	0.4	0.3	0.4

Total revenues	100.0	100.0	100.0	100.0	61.3	64.8	62.1	60.4

Expenses
Salaries and benefits	26.3	29.9	26.2	32.0	16.2	19.4	16.3	19.3
Collections expense	52.9	46.1	48.4	45.7	32.4	29.8	30.1	27.5
Occupancy	2.7	2.6	2.4	2.7	1.7	1.7	1.5	1.6
Administrative	4.3	5.6	3.7	4.4	2.6	3.6	2.3	2.7
Depreciation and amortization	2.1	1.7	2.1	1.8	1.3	1.1	1.3	1.1
Restructuring charges	0.5	0.0	0.2	0.0	0.3	0.0	0.1	0.0
Gain on disposal of equipment and other assets	0.0	(0.2)	(0.1)	(0.1)	0.0	(0.1)	(0.1)	0.0

Total operating expenses	88.8	85.7	82.9	86.5	54.5	55.5	51.5	52.2

Income from operations	11.2	14.3	17.1	13.5	6.8	9.3	10.6	8.2
Other income (expense)
Interest expense	(9.4)	(4.6)	(9.0)	(4.9)	(5.7)	(3.0)	(5.6)	(3.0)
Interest income	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Other	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Income before income taxes	1.8	9.7	8.1	8.6	1.1	6.3	5.0	5.2
Income tax (benefit) expense	(1.0)	4.3	2.0	3.8	(0.6)	2.8	1.2	2.3

Net income	2.8%	5.4%	6.1%	4.8%	1.7%	3.5%	3.8%	2.9%

Three Months Ended September 30, 2012 Compared To Three Months Ended September 30, 2011

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues are the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Three Months Ended September 30,				Percentage of Cash Collections Three Months Ended September 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Cash collections	$89.2	$87.4	$1.8	2.0%	100.0%	100.0%
Purchased receivable amortization	(34.8)	(31.1)	(3.7)	(11.5)	(39.0)	(35.6)

Purchased receivable revenues, net	$54.4	$56.3	$(1.9)	(3.3)%	61.0%	64.4%

The 2.0% increase in cash collections during the third quarter of 2012 was primarily the result of improvements in account representative productivity, enhanced analytics used to customize collection strategies by account type and increased investment in the legal collections channel. Account representative productivity improved as a result of additional improvements in inventory and channel management strategies, which led to a reduction in the number of in-house associates. The year over year increase in total collections was driven by a $5.8 million, or 14.8%, increase in legal channel collections, partially offset by collections which were $4.1 million, or 8.5%, lower in the call center channel. Although total collections were higher, they did not achieve the same level of year over year growth as we saw in the first two quarters of 2012. Third quarter collections growth was slowed by lower levels of purchasing in the second half of 2011 and early 2012 since collections are typically highest six to 18 months from the purchase date. In addition, while we expect an increase in investment in the legal channel to have a positive impact on collections over time, there is typically a delay in collections while the legal process is initiated.

The amortization rate of 39.0% for the three months ended September 30, 2012 was 340 basis points higher than the amortization rate of 35.6% for the same period of 2011. The increase in the amortization rate for the quarter was a result of lower weighted-average yields on new purchases, lower net purchased receivable impairment reversals and lower zero basis collections compared to the prior year. Lower net impairment reversals impacted weighted-average yields in the third quarter of 2012. Net impairment reversals in the third quarter of 2012 were $0.5 million, compared to net reversals of $2.7 million in the third quarter of 2011. Current quarter net impairment reversals were primarily a result of increased expectations for future collections on certain portfolios from the 2005, 2006 and 2007 vintages, and resulted in $2.2 million of impairment reversals, which were partially offset by a $1.7 million impairment to a portfolio in the 2011 vintage. During the third quarter, we increased assigned yields on seven portfolios from the 2006 to 2011 vintages, which results in a higher percentage of cash collections being applied to purchased receivable revenue and less to amortization. Refer to “Supplemental Performance Data” on Page 34 for a summary of purchased receivable revenues and amortization rates by year of purchase and an analysis of the components of collections and amortization on Page 35. Cash collections included collections from fully amortized portfolios of $10.9 million and $12.6 million for the third quarter of 2012 and 2011, respectively, of which 100% were reported as revenue. Collections from fully amortized portfolios decline over time absent any new portfolios that become fully amortized.

Revenues on portfolios purchased from our top three sellers were $18.7 million and $22.3 million during the quarter ended September 30, 2012 and 2011, respectively. All of the top three sellers were the same in both periods.

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

	Three Months Ended September 30,
($ in millions, net of buybacks)	2012	2011	Change	Percentage Change
Acquisitions of purchased receivables, at cost	$23.9	$38.3	$(14.4)	(37.5%)
Acquisitions of purchased receivables, at face value	$766.2	$1,317.1	$(550.9)	(41.8%)
Percentage of face value	3.13%	2.91%
Percentage of forward flow purchases, at cost of total purchasing	27.3%	36.0%
Percentage of forward flow purchases, at face value of total purchasing	24.6%	26.4%

Our investment in purchased receivables decreased in the third quarter of 2012 as compared to the same period of 2011 because less paper was available at attractive pricing, and we saw increased competition for the paper that was available. The increase in the average cost of purchases this quarter compared to the third quarter of 2011 was a result of higher prices for certain asset types and from certain sellers, and is indicative of generally higher prices in the market. As a result of fluctuations in the mix of purchases of receivables, the cost of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return. Included in third quarter results is a purchase of $8.2 million, funded during the second quarter, that was not included in second quarter purchasing results or disclosure of estimated remaining collections, because we did not obtain title to the paper until July.

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us for a fixed percentage of the face value over a specified time period. Purchases from forward flows in the third quarter of 2012 included 10 portfolios from six forward flow contracts. Purchases from forward flows in the third quarter of 2011 included 24 portfolios from 11 forward flow contracts. We bid on forward flow contracts based on their availability in the market and our evaluation of the relative value of the accounts. As a result, our investment in purchased receivables through these agreements fluctuates from period to period.

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

The following table summarizes the significant components of our operating expenses:

	Three Months Ended September 30,				Percentage of Cash Collections Three Months Ended September 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Salaries and benefits	$14.4	$16.9	$(2.5)	(15.1)%	16.2%	19.4%
Collections expense	28.9	26.1	2.8	10.9	32.4	29.8
Occupancy	1.5	1.5	—	0.1	1.7	1.7
Administrative	2.3	3.2	(0.9)	(26.0)	2.6	3.6
Restructuring charges	0.3	—	0.3	—	0.3	—
Other	1.2	0.8	0.4	36.9	1.3	1.0

Total operating expenses	$48.6	$48.5	$0.1	0.1%	54.5%	55.5%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Three Months Ended September 30,				Percentage of Cash Collections Three Months Ended September 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Compensation - revenue generating	$7.7	$9.0	$(1.3)	(14.7)%	8.6%	10.3%
Compensation - administrative	4.3	4.5	(0.2)	(3.6)	4.8	5.1
Benefits and other	2.4	3.4	(1.0)	(31.0)	2.8	4.0

Total salaries and benefits	$14.4	$16.9	$(2.5)	(15.1)%	16.2%	19.4%

Compensation for our revenue generating departments was lower in the third quarter of 2012 due to lower average headcount for in-house account representatives. We reduced headcount for our collection operations as a result of the closure of the San Antonio collection office in January. We also reduced headcount in our legal channel compared to the prior year in connection with our shift to a preferred third party relationship, which also had the effect of increasing agency fees included in collections expense. In addition, we continued to utilize and refine our analytics and inventory management to shift inventory between internal and third party collection channels, both onshore and offshore, which has allowed us to more efficiently utilize our personnel resources and reduce headcount. During the third quarter of 2012, we had an average of 449 in-house account representatives, including supervisors, compared to 648 in the same period of 2011. Lower expenses for benefits and other compensation were primarily related to lower expenses for our self-insured employee medical plan.

Collections Expense. The following table summarizes the significant components of collections expense:

	Three Months Ended September 30,				Percentage of Cash Collections Three Months Ended September 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Forwarding fees	$13.5	$11.8	$1.7	14.2%	15.3%	13.5%
Court and process server costs	10.2	8.6	1.6	18.6	11.5	9.9
Lettering campaign and telecommunications costs	2.7	3.7	(1.0)	(25.7)	3.0	4.2
Data provider costs	1.4	1.2	0.2	15.0	1.4	1.4
Other	1.1	0.8	0.3	41.8	1.2	0.8

Total collections expense	$28.9	$26.1	$2.8	10.9%	32.4%	29.8%

Forwarding fees include fees paid to third parties to collect on our behalf, including our agency firm in India. These fees increased in the third quarter of 2012 compared to the same period in 2011 as a result of an increase in accounts placed with third party agencies and higher cash collections generated by third parties in both our legal and call center collection channels. Collections from third party relationships were $60.2 million and $40.9 million, or 67.6% and 46.7% of cash collections, for the third quarter of 2012 and 2011, respectively. Fees paid to agencies are typically a percentage of collections generated, with rates that vary based on the age and type of paper that we outsource. Our agency firm in India is paid a fixed rate per representative, along with certain performance incentives, so overall forwarding rates will vary based on the relative performance of this firm. During the second half of 2011, we began shifting from using in-house attorneys to using our preferred third party law firm for certain legal channel collections. The collections by our preferred third party law firm contributed to higher third party collections and forwarding fees in the third quarter of 2012. We expect agency fees and related collections to remain higher in future periods than in the past as a result of increased volume placed with third parties. These fees will be offset by lower compensation and benefits related to in-house collection associates.

Court and process server costs increased in the third quarter of 2012 from the same period in 2011 as a result of an increase in the number of accounts selected for legal action. In early 2012, we performed an analysis of our inventory of accounts using a newly developed legal suit selection model. The model identified accounts eligible for suit that were not already in our legal collection channel. During the second and third quarters, we began placing a selection of those accounts in our legal channel and initiating suit. This increase in volume drove the 19% increase in these costs because the legal collection model requires an up-front investment in court costs and other fees, which we expense as incurred. There generally is a delay between incurring these costs and generating collections on the accounts in the legal process, which can cause a change in court costs that is disproportionate to the change in legal collections. Even though third quarter 2012 expense and profitability were negatively impacted by these investments, we believe the overall return on investment is higher in the legal collection channel than in the call center channel.

As a result of our continuous review of operational strategies and our analytical work to identify favorable collection opportunities, we were able to lower variable collection expenses, such as dialing and lettering campaigns, resulting in reductions in the related expenses. Generally, these costs are higher in the first six months after purchase of a portfolio as we initiate collection activities. Increasing the number of accounts placed with third party agencies also decreases our direct lettering and telecommunication costs.

Administrative. Administrative expense decreased to $2.3 million in 2012 from $3.2 million in 2011. The decrease was primarily related to a charge during the third quarter of 2011 of $1.25 million to increase the settlement accrual for the FTC matter, partially offset by an increase in outside consulting fees in the third quarter of 2012.

Restructuring Charges. Restructuring charges of $0.3 million in the third quarter of 2012 were related to the recently announced closing of our Tempe, Arizona collection office.

Interest Expense. Interest expense was $5.1 million for the third quarter of 2012, an increase of $2.5 million compared to $2.6 million in the third quarter of 2011. During the fourth quarter of 2011, we entered into a new credit agreement, which resulted in higher interest and additional deferred financing costs, including an original issue discount of $11.4 million that is being amortized over the remaining term of the credit agreement. We recognized expense of $0.6 million for the amortization of the original issue discount during the third quarter of 2012. As a result of entering into the new credit agreement, interest expense, including amortization of deferred financing costs and amortization of the original issue discount, will be higher in future periods than it would have been under the terms of the former credit agreement. In addition, the increase in interest expense was due to an increase in average borrowings, which were $180.0 million during the third quarter of 2012 compared to $170.9 million in the same period of 2011. Refer to “Liquidity and Capital Resources” for additional information.

Income Taxes. We recognized an income tax benefit of $0.5 million and income tax expense of $2.4 million for the third quarter of 2012 and 2011, respectively. The third quarter 2012 tax benefit reflects a negative effective tax rate of 54.3%, which was due to a decrease in the forecasted annual effective rate from 30.5% at the end of the second quarter to 24.5%. The decrease in rate is due to recognized benefits from discrete items primarily related to prior year state income tax refunds. Refer to “Income Taxes” on Page 31 for additional discussion of the forecasted annual effective rate. For the third quarter of 2011, the effective tax rate was 43.9%. The difference in income tax expense was also driven by a decrease in pre-tax income, which was $1.0 million for 2012 compared to $5.5 million for the same period of 2011.

Nine Months Ended September 30, 2012 Compared To Nine Months Ended September 30, 2011

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues are the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Nine Months Ended September 30,				Percentage of Cash Collections Nine Months Ended September 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Cash collections	$282.2	$267.9	$14.3	5.3%	100.0%	100.0%
Purchased receivable amortization	(107.7)	(107.1)	(0.6)	(0.5)	(38.2)	(40.0)

Purchased receivable revenues, net	$174.5	$160.8	$13.7	8.5%	61.8%	60.0%

The 5.3% increase in cash collections during the first nine months of 2012 was a result of improvements in account representative productivity, enhanced analytics used to customize collection strategies by account type and increased investment in the legal collections channel. Account representative productivity improved as a result of additional improvements in inventory and channel management strategies, which led to a reduction in the number of in-house associates. The year over year increase in total collections was driven by increases of $10.9 million, or 9.1%, and $3.3 million, or 2.3%, in legal and call center channel collections, respectively. Year to date collections are also higher because we invested 18.2% more in purchased receivables for all of 2011 than we did in 2010, and we also increased purchasing in the first half of 2012 compared to the second half of 2011 by 23.1%. Generally, collections are strongest on portfolios six months to 18 months after purchase and, therefore, these increases have a positive impact on current year collections.

The amortization rate of 38.2% for the nine months ended September 30, 2012 was 180 basis points lower than the amortization rate of 40.0% for the same period of 2011. The decline in the amortization rate for 2012 was primarily a result of higher net purchased receivable impairment reversals. Higher net impairment reversals impacted weighted-average yields in the first nine months of 2012. Net impairment reversals in 2012 were $9.4 million, compared to net reversals of $3.7 million in 2011. Impairment reversals were recorded in the 2005, 2006, 2007 and 2009 vintage years, and were partially offset by a $3.4 million impairment to a portfolio in the 2011 vintage. In addition, during the first nine months of the year, we increased assigned yields on 14 portfolios from the 2006 to 2011 vintages. Refer to “Supplemental Performance Data” on Page 34 for a summary of purchased receivable revenues and amortization rates by year of purchase (“vintage”) and an analysis of the components of collections and amortization on Page 35. Cash collections included collections from fully amortized portfolios of $35.8 million and $38.9 million for the first nine months of 2012 and 2011, respectively, of which 100% were reported as revenue. Collections from fully amortized portfolios decline over time absent any new portfolios that become fully amortized.

Revenues on portfolios purchased from our top three sellers were $63.9 million and $64.5 million during the nine months ended September 30, 2012 and 2011, respectively. Two of the top three sellers were the same in both nine-month periods.

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

Total purchases consisted of the following:

	Nine Months Ended September 30,
($ in millions, net of buybacks)	2012	2011	Change	Percentage Change
Acquisitions of purchased receivables, at cost	$104.0	$133.9	$(29.9)	(22.3%)
Acquisitions of purchased receivables, at face value	$3,651.0	$4,140.9	$(489.9)	(11.8%)
Percentage of face value	2.85%	3.23%
Percentage of forward flow purchases, at cost of total purchasing	26.2%	36.0%
Percentage of forward flow purchases, at face value of total purchasing	22.0%	27.8%

Our investment in purchased receivables declined in the first nine months of 2012 as compared to the same period in 2011 as a result of lower purchasing in the first and third quarters because less paper was available at attractive pricing and we saw increased competition for the paper that was available. The decrease in the average cost of purchases compared to the first nine months of 2011 was a result of purchasing a higher percentage of older paper during 2012. For instance, purchases of tertiary paper in the first nine months of 2012 represented the majority of total purchases, whereas, purchases of tertiary paper were less than half of total purchases in the first nine months of 2011. As a result of these fluctuations in the mix of purchases of receivables, the cost of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Forward flow contracts commit a debt seller to sell a steady flow of charged-off receivables to us for a fixed percentage of the face value over a specified time period. Purchases from forward flows in the first nine months of 2012 included 49 portfolios from 11 forward flow contracts. Purchases from forward flows in 2011 included 81 portfolios from 22 forward flow contracts.

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

The following table summarizes the significant components of our operating expenses:

	Nine Months Ended September 30,				Percentage of Cash Collections Nine Months Ended September 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Salaries and benefits	$45.9	$51.7	$(5.8)	(11.3)%	16.3%	19.3%
Collections expense	84.8	73.8	11.0	14.8	30.1	27.5
Occupancy	4.3	4.3	—	(0.3)	1.5	1.6
Administrative	6.5	7.2	(0.7)	(9.3)	2.3	2.7
Restructuring charges	0.4	—	0.4	—	0.1	—
Other	3.4	2.9	0.5	19.7	1.2	1.1

Total operating expenses	$145.3	$139.9	$5.4	3.8%	51.5%	52.2%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Nine Months Ended September 30,				Percentage of Cash Collections Nine Months Ended September 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Compensation - revenue generating	$24.1	$28.4	$(4.3)	(15.2)%	8.6%	10.6%
Compensation - administrative	13.3	13.5	(0.2)	(1.5)	4.7	5.1
Benefits and other	8.5	9.8	(1.3)	(13.3)	3.0	3.6

Total salaries and benefits	$45.9	$51.7	$(5.8)	(11.3)%	16.3%	19.3%

Compensation for our revenue generating departments was lower in the first nine months of 2012 due to lower average headcount for in-house account representatives. We reduced headcount for our collection operations as a result of the closures of the San Antonio collection office in January. We also reduced headcount in our legal channel in connection with our shift to a preferred third party relationship, which had the effect of increasing agency fees included in collections expense. In addition, we continued to utilize and refine our analytics and inventory management to shift inventory between internal and third party collection channels, both onshore and offshore, which has allowed us to more efficiently utilize our personnel resources and reduce headcount. During the first nine months of 2012, we had an average of 484 in-house account representatives, including supervisors, compared to 682 in the same period of 2011. Lower expenses for benefits and other compensation were the result of lower utilization of our self-insured medical programs and lower payroll taxes, offset in part by higher expenses related to the reinstatement of Company contributions for our 401(k) plan in the third quarter of 2011.

Collections Expense. The following table summarizes the significant components of collections expense:

	Nine Months Ended September 30,				Percentage of Cash Collections Nine Months Ended September 30,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Forwarding fees	$42.0	$33.8	$8.2	24.2%	14.9%	12.6%
Court and process server costs	26.0	21.9	4.1	18.7	9.2	8.2
Lettering campaign and telecommunications costs	9.3	11.3	(2.0)	(17.9)	3.3	4.2
Data provider costs	3.9	3.7	0.2	5.7	1.4	1.4
Other	3.6	3.1	0.5	15.8	1.3	1.1

Total collections expense	$84.8	$73.8	$11.0	14.8%	30.1%	27.5%

Forwarding fees include fees paid to third parties to collect on our behalf, including our agency firm in India. These fees increased in the first nine months of 2012 compared to the same period in 2011 as a result of an increase in accounts placed with third party agencies and higher cash collections generated by third parties in both our legal and call center collection channels. Collections from third party relationships were $182.8 million and $115.4 million, or 64.8% and 43.1% of cash collections, for 2012 and 2011, respectively. Fees paid to agencies are typically a percentage of collections generated, with rates that vary based on the age and type of paper that we outsource. Our agency firm in India is paid a fixed rate per representative, along with certain performance incentives, so overall forwarding rates will vary based on the relative performance of this firm. During the second half of 2011, we began shifting from using in-house attorneys to using our preferred third party law firm for certain legal channel collections. The collections by our preferred third party law firm contributed to higher third party collections and forwarding fees in the first nine months of 2012. We expect fees and related collections to remain higher in future periods than in the past as a result of increased volume placed with third parties. These fees will be offset by lower compensation and benefits related to in-house collection associates.

Court and process server costs increased in the first nine months of 2012 from the same period in 2011 as a result of higher legal activity driven by higher purchasing in recent periods and an increase in the number of accounts selected for legal action. In early 2012, we performed an analysis of our inventory of accounts using a newly developed legal suit selection model. The model identified accounts eligible for suit that were not already in our legal collection channel. During the second and third quarters, we began placing a selection of those accounts in our legal channel and initiating suit. This increase in volume helped drive the 19% increase in these costs because the legal collection model requires an up-front investment in court costs and other fees, which we expense as incurred. There generally is a delay between incurring these costs and generating collections on the accounts in the legal process, which can cause a change in court costs that is disproportionate to the change in legal collections. Even though 2012 expense and profitability were negatively impacted by these investments, we believe the overall return on investment is higher in the legal collection channel than in the call center channel.

As a result of our continuous review of operational strategies and our analytical work to identify favorable collection opportunities, we were able to lower variable collection expenses, such as dialing and lettering campaigns, resulting in reductions in the related expenses. Generally, these costs are higher in the first six months after purchase of a portfolio as we initiate collection activities. Increasing the number of accounts placed with third party agencies also decreases out direct lettering and telecommunication costs.

Administrative. Administrative expense decreased to $6.5 million in 2012 from $7.2 million in 2011. The decrease was related to a charge during the third quarter of 2011 of $1.25 million to increase the settlement accrual for the FTC matter, partially offset by an increase in outside consulting fees in 2012.

Restructuring Charges. Restructuring charges of $0.4 million in 2012 were related to the closing of our San Antonio, Texas collection office in the fourth quarter of 2011 and the recently announced closing of our Tempe, Arizona collection office in the third quarter of 2012.

Interest Expense. Interest expense was $15.8 million for 2012, an increase of $7.9 million compared to $7.9 million in the first nine months of 2011. During the fourth quarter of 2011, we entered into a new credit agreement, which resulted in higher interest and additional deferred financing costs, including an original issue discount of $11.4 million that will be amortized over the remaining term of the credit agreement. We recognized expense of $1.8 million for the amortization of the original issue discount during 2012. As a result of entering into the new credit agreement, interest expense, including amortization of deferred financing costs and amortization of the original issue discount, will be higher in future periods than it would have been under the terms of the former credit agreement. In addition, the increase in interest expense was due to an increase in average borrowings, which were $176.1 million during 2012 compared to $164.8 million in 2011. Refer to “Liquidity and Capital Resources” for additional information.

Income Taxes. We recognized income tax expense of $3.5 million and $6.0 million for 2012 and 2011, respectively. The 2012 tax expense reflects a forecasted annualized effective tax rate of 24.5%, which includes discrete tax benefits of 11.5%. For the first nine months of 2011, the effective tax rate was 43.5%. The 1900 basis point decrease was primarily due to the recognition of the benefit of state refund claims, a change in the mix of income between states and increased tax credits.

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

The primary factor in determining purchased receivable revenue is the IRR assigned to the carrying value of portfolios. When carrying balances go down or assigned IRRs are lower than historical levels, revenue will generally be lower. When carrying balances increase or assigned IRRs go up, revenue will generally be higher. Purchased receivable revenue also depends on the amount of impairments or impairment reversals recognized. When collections fall short of expectations or future expectations decline, impairments may be recognized in order to write-down a portfolio's balance to reflect lower estimated total collections. When collections exceed expectations or the future forecast improves, we may reverse previously recognized impairments or increase assigned IRRs when there are no previous impairments to reverse. Zero basis collections are collections on portfolios that no longer have a carrying balance and therefore do not generate revenue by applying an assigned IRR. Collections on these portfolios are recognized as purchased receivables revenue in the period collected.

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase as of September 30, 2012:

($ in thousands) Year of Purchase	Number of Portfolios	Purchase Price (1)	Cash Collections	Estimated Remaining Collections (2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
2005	104	$100,746	$225,521	$462	$225,983	224%
2006	154	142,225	343,708	12,980	356,688	251
2007	158	169,197	305,937	32,881	338,818	200
2008	164	153,452	264,125	58,252	322,377	210
2009	123	120,874	221,825	118,542	340,367	282
2010	122	135,895	161,182	141,553	302,735	223
2011	133	160,614	113,632	238,374	352,006	219
2012 (4)	72	103,993	19,475	215,701	235,176	226

Total	1,030	$1,086,996	$1,655,405	$818,745	$2,474,150	228%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Estimated Remaining Collections (“ERC”) are based in part on historical cash collections. Refer to Forward-Looking Statements on page 22 and Critical Accounting Policies on page 44 for further information regarding these estimates.
(3)	ERC refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase. ERC for pools on the cost recovery method for revenue recognition purposes are equal to the carrying value. There are no ERC for pools on the cost recovery method that are fully amortized.
(4)	Includes nine months of activity through September 30, 2012.

ERC were $851,460 million for the quarter ended June 30, 2012 and $810,489 million for the quarter ended September 30, 2011. ERC and total Estimated Collections as a Percentage of Purchase Price by vintage may fluctuate from quarter to quarter. Some factors that contribute to quarterly fluctuations include the level of purchasing in the current year relative to current year collections, as well as changes in work effort strategies and the movement of accounts between collection channels.

The following table summarizes our quarterly portfolio purchasing since January 1, 2010:

($ in thousands) Quarter of Purchase	Number of Portfolios	Purchase Price (1)	Face Value
Q1 2010	28	$29,605	$818,255
Q2 2010	41	48,392	1,493,804
Q3 2010	34	41,132	1,171,910
Q4 2010	19	16,767	296,948
Q1 2011	37	46,300	1,225,356
Q2 2011	39	49,295	1,598,396
Q3 2011	31	38,282	1,317,139
Q4 2011	26	26,737	1,180,406
Q1 2012	27	21,166	804,064
Q2 2012	28	58,882	2,080,724
Q3 2012	17	23,945	766,170

Total	327	$400,503	$12,753,172

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of September 30, 2012:

($ in thousands) Year of Purchase	Unamortized Balance	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2005	$550	$100,746	0.5%	0.2%
2006	6,327	142,225	4.4	1.8
2007	14,718	169,197	8.7	4.3
2008	21,133	153,452	13.8	6.1
2009	32,384	120,874	26.8	9.4
2010	60,364	135,895	44.4	17.5
2011	113,147	160,614	70.4	32.9
2012 (2)	95,874	103,993	92.2	27.8

Total	$344,497	$1,086,996	31.7%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.
(2)	Includes nine months of activity through September 30, 2012.

The following table summarizes purchased receivable revenues and amortization rates by year of purchase:

	Three Months Ended September 30, 2012
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2006 and prior	$13,002,016	$11,848,325	N/M	N/M	$(1,584,800)	$8,726,718
2007	5,968,564	4,167,287	30.2%	8.62%	(618,000)	1,271,044
2008	8,135,013	5,207,535	36.0	7.51	—	882,334
2009	12,589,633	8,163,725	35.2	7.71	—	38,364
2010	15,003,601	7,797,744	48.0	3.99	—	—
2011	22,769,691	9,824,350	56.9	2.70	1,717,000	—
2012	11,699,729	7,424,774	36.5	2.89	—	—

Totals	$89,168,247	$54,433,740	39.0%	5.11%	$(485,800)	$10,918,460

	Three Months Ended September 30, 2011
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2005 and prior	$12,851,763	$12,121,177	N/M	N/M	$(1,228,100)	$10,282,392
2006	6,458,530	4,176,153	35.3%	11.27%	(1,155,000)	634,018
2007	8,804,890	4,353,546	50.6	5.14	(350,000)	250,263
2008	11,593,862	6,374,200	45.0	5.45	—	1,448,771
2009	16,156,896	9,550,306	40.9	5.67	—	11,734
2010	18,249,572	9,280,467	49.1	3.11	—	—
2011	13,322,377	10,438,718	21.6	3.26	—	—

Totals	$87,437,890	$56,294,567	35.6%	5.42%	$(2,733,100)	$12,627,178

	Nine Months Ended September 30, 2012
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2006 and prior	$45,613,202	$41,303,484	N/M	N/M	$(6,889,600)	$28,805,984
2007	20,898,497	14,438,725	30.9%	8.92%	(3,611,400)	3,419,320
2008	28,521,507	18,199,860	36.2	7.65	—	3,419,482
2009	43,607,885	29,325,416	32.8	8.12	(2,304,000)	149,997
2010	50,883,808	25,316,350	50.2	3.81	—	—
2011	73,170,271	34,555,839	52.8	2.85	3,427,000	—
2012	19,474,946	11,356,088	41.7	2.95	—	—

Totals	$282,170,116	$174,495,762	38.2%	5.61%	$(9,378,000)	$35,794,783

	Nine Months Ended September 30, 2011
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2005 and prior	$41,869,974	$37,104,776	N/M	N/M	$(3,367,100)	$31,083,506
2006	20,279,215	12,713,065	37.3%	9.61%	(2,705,800)	2,109,765
2007	29,072,113	13,449,001	53.7	4.49	117,000	863,639
2008	37,871,244	19,602,641	48.2	4.84	—	4,812,507
2009	54,729,671	29,209,017	46.6	5.04	2,304,000	11,734
2010	60,288,455	30,236,967	49.8	3.06	—	—
2011	23,783,710	18,441,263	22.5	3.30	—	—

Totals	$267,894,382	$160,756,730	40.0%	5.33%	$(3,651,900)	$38,881,151

(1)	“N/M” indicates that the calculated percentage is not meaningful.
(2)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

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

The following factors contributed to the change in amortization rates from the prior year:

•

total amortization and the amortization rate increased for the third quarter of 2012 compared to 2011. For the first nine months of 2012 compared to the same period in 2011, total amortization increased while the amortization rate decreased. The increase in the amortization rate for the third quarter was due to lower zero basis collections and net impairment reversals in 2012, while the decrease in the rate during the first nine months of 2012 compared to 2011 was primarily the result of higher net impairment reversals and higher total collections. Portfolio balances that amortize too slowly in relation to current or expected collections may lead to impairments. If portfolio balances amortize too quickly and we expect collections to continue to exceed expectations, previously recognized impairments may be reversed, or if there are no impairments to reverse, assigned yields may increase;

•	amortization of receivable balances for each period of 2012 increased compared to 2011 as a result of higher collections on amortizing pools;

•

net impairment reversals are recorded as a reduction to amortization and decrease the amortization rate, while net impairments have the opposite effect. Higher net impairment reversals for the first nine months of 2012 decreased total amortization compared to the same period in 2011, while lower net impairment reversals for the third quarter of 2012 had the opposite effect; and

•

declining zero basis collections in the third quarter and first nine months of 2012 compared to the same periods in 2011 increased the amortization rate because 100% of these collections are recorded as revenue and do not contribute towards portfolio amortization.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash collections:
Collections on amortizing pools	$78.3	$74.8	$246.4	$229.0
Zero basis collections	10.9	12.6	35.8	38.9

Total collections	$89.2	$87.4	$282.2	$267.9

Amortization:
Amortization of receivables balances	$35.3	$33.5	$116.9	$109.0
Reversals of impairments	(2.2)	(2.7)	(12.8)	(6.5)
Impairments	1.7	—	3.4	2.8
Cost recovery amortization	—	0.3	0.2	1.8

Total amortization	$34.8	$31.1	$107.7	$107.1

Purchased receivable revenues, net	$54.4	$56.3	$174.5	$160.8

Amortization rate	39.0%	35.6%	38.2%	40.0%
Core amortization rate (1)	44.4%	41.6%	43.7%	46.8%

(1)	The core amortization rate is calculated as total amortization divided by collections on amortizing portfolios.

Account Representative Tenure and Productivity

We measure in-house call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays the experience of our account representatives:

In-House Account Representatives, including Supervisors, by Experience

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
One year or more (1)	267	348	278	383
Less than one year (2)	182	300	205	299

Total	449	648	483	682

(1)	Based on number of average in-house call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.
(2)	Based on number of average in-house call center FTE account representatives and supervisors with less than one year of service, including new associates in training.

Off-Shore Account Representatives (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Number of account representatives	225	250	225	250

(1)	Based on number of average off-shore account representatives staffed by a third party agency measured on a per seat basis.

The following table displays our account representative productivity:

Overall Account Representative Collection Averages

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Overall collection averages	$47,593	$42,135	$158,914	$134,237

In-house account representative average collections per FTE increased for the three and nine months ended September 30, 2012 by 13.0% and 18.4%, respectively, compared to the same periods of 2011. Account representative productivity improved as a result of additional improvements in inventory and channel management strategies, which led to a reduction in the number of in-house FTE, continued utilization of our training programs, refinement of our standardized collection methodology, targeted lettering and dialing strategies, skip tracing efforts and improved analytical models and tools.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis:

Historical Collections (1)

($ in thousands) Year of Purchase	Purchase Price (2)	Years Ended December 31,										Nine Months Ended September 30, 2012
		2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Pre-2002		$98,201	$90,940	$77,975	$66,214	$50,370	$36,278	$23,634	$15,938	$10,777	$9,568	$5,860
2002	$72,254	22,339	70,813	72,024	67,649	55,373	39,839	24,529	15,957	11,367	9,536	5,546
2003	87,145	—	36,067	94,564	94,234	79,423	58,359	38,408	23,842	15,774	12,440	7,084
2004	86,535	—	—	23,365	68,354	62,673	48,093	32,276	21,082	13,731	10,881	6,059
2005	100,746	—	—	—	23,459	60,280	50,811	35,638	22,726	14,703	11,428	6,476
2006	142,225	—	—	—	—	32,751	101,529	79,953	53,239	35,994	25,654	14,588
2007	169,197	—	—	—	—	—	36,269	93,183	69,891	49,085	36,611	20,898
2008	153,452	—	—	—	—	—	—	41,957	83,430	62,548	47,668	28,522
2009	120,874	—	—	—	—	—	—	—	27,926	81,170	69,121	43,608
2010	135,895	—	—	—	—	—	—	—	—	33,669	76,629	50,884
2011	160,614	—	—	—	—	—	—	—	—	—	40,462	73,170
2012	103,993	—	—	—	—	—	—	—	—	—	—	19,475

Total		$120,540	$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$334,031	$328,818	$349,998	$282,170

Cumulative Collections (1)

($ in thousands) Year of Purchase	Purchase Price (2)	Total Through December 31,										Total Through September 30, 2012
		2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
2002	$72,254	$22,339	$93,152	$165,176	$232,825	$288,198	$328,037	$352,566	$368,523	$379,890	$389,426	$394,972
2003	87,145	—	36,067	130,631	224,865	304,288	362,647	401,055	424,897	440,671	453,111	460,195
2004	86,535	—	—	23,365	91,719	154,392	202,485	234,761	255,843	269,574	280,455	286,514
2005	100,746	—	—	—	23,459	83,739	134,550	170,188	192,914	207,617	219,045	225,521
2006	142,225	—	—	—	—	32,751	134,280	214,233	267,472	303,466	329,120	343,708
2007	169,197	—	—	—	—	—	36,269	129,452	199,343	248,428	285,039	305,937
2008	153,452	—	—	—	—	—	—	41,957	125,387	187,935	235,603	264,125
2009	120,874	—	—	—	—	—	—	—	27,926	109,096	178,217	221,825
2010	135,895	—	—	—	—	—	—	—	—	33,669	110,298	161,182
2011	160,614	—	—	—	—	—	—	—	—	—	40,462	113,632
2012	103,993	—	—	—	—	—	—	—	—	—	—	19,475

Cumulative Collections as Percentage of Purchase Price (1)

Year of Purchase	Purchase Price (2)	Total Through December 31,										Total Through September 30, 2012
		2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
2002	$72,254	31%	129%	229%	322%	399%	454%	488%	510%	526%	539%	547%
2003	87,145	—	41	150	258	349	416	460	488	506	520	528
2004	86,535	—	—	27	106	178	234	271	296	312	324	331
2005	100,746	—	—	—	23	83	134	169	191	206	217	224
2006	142,225	—	—	—	—	23	94	151	188	213	231	242
2007	169,197	—	—	—	—	—	21	76	118	147	168	181
2008	153,452	—	—	—	—	—	—	27	82	122	154	172
2009	120,874	—	—	—	—	—	—	—	23	90	147	184
2010	135,895	—	—	—	—	—	—	—	—	25	81	119
2011	160,614	—	—	—	—	—	—	—	—	—	25	71
2012	103,993	—	—	—	—	—	—	—	—	—	—	19

(1)	Does not include proceeds from sales of receivables.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

The following table summarizes our quarterly cash collections:

Cash Collections

Quarter	2012			2011		2010		2009		2008
	Amount	%		Amount	%	Amount	%	Amount	%	Amount	%
First	$101,132,875	N/M	%	$91,284,934	26.1%	$89,215,330	27.1%	$94,116,937	28.2%	$100,264,281	27.1%
Second	91,868,994	N/M		89,171,558	25.5	84,214,073	25.6	87,293,577	26.1	95,192,743	25.8
Third	89,168,247	N/M		87,437,890	25.0	78,860,926	24.0	77,832,357	23.3	90,775,528	24.6
Fourth	—	—		82,103,914	23.4	76,528,161	23.3	74,787,726	22.4	83,345,578	22.5

Total cash collections	$282,170,116	100.0%		$349,998,296	100.0%	$328,818,490	100.0%	$334,030,597	100.0%	$369,578,130	100.0%

(1)	“N/M” indicates that the calculated percentage for quarterly purchases is not meaningful.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Call center collections	$44,101,878	49.5%	$48,177,986	55.1%	$151,579,602	53.7%	$148,241,162	55.3%
Legal collections	45,066,369	50.5	39,259,904	44.9	130,590,514	46.3	119,653,220	44.7

Total cash collections	$89,168,247	100.0%	$87,437,890	100.0%	$282,170,116	100.0%	$267,894,382	100.0%

Collections and the percent of collections from our legal channel increased during the third quarter of 2012 compared to the same period of 2011, primarily as a result of an increase in the number of accounts placed in that channel. The average collection payment size increased 5.2% for the third quarter of 2012 when compared to the same period in 2011. This increase reflects the net impact of 1.4% and 8.6% increases in the size of average call center collection payments and legal payments, respectively. The overall increase in the size of payments from the legal channel reflects improvements in performance from our third party collection channel and positive trends in collections from bankruptcy claims.

The following table categorizes our purchased receivables portfolios acquired from January 1, 2002 through September 30, 2012 by major asset type:

($ and accounts in thousands) Asset Type	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
General Purpose Credit Cards	$26,334,669	54.7%	9,514	29.2%
Private Label Credit Cards	6,831,635	14.2	8,092	24.8
Telecommunications/Utility/Gas	3,115,363	6.5	7,956	24.4
Installment Loans	2,945,590	6.1	485	1.5
Healthcare	2,463,710	5.1	2,496	7.7
Health Club	1,365,241	2.8	1,069	3.3
Auto Deficiency	603,498	1.3	106	0.3
Other (2)	4,472,141	9.3	2,855	8.8

Total	$48,131,847	100.0%	32,573	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resale, payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Other”.
(2)	“Other” includes charged-off receivables of several debt types, including student loan, mobile home deficiency and retail mail order.

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

The following table categorizes our purchased receivables portfolios acquired from January 1, 2002 through September 30, 2012 by delinquency stage:

($ and accounts in thousands) Delinquency Stage	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
Fresh	$2,868,498	6.0%	1,525	4.7%
Primary	4,949,443	10.3	4,235	13.0
Secondary	12,000,152	24.9	9,439	29.0
Tertiary	28,313,754	58.8	17,374	53.3

Total	$48,131,847	100.0%	32,573	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resale, payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts, which would have been included in “Tertiary”.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state and therefore may impact cost and collectability. In addition, economic factors vary regionally and are factored into our purchasing analysis.

The following table illustrates our purchased receivables portfolios acquired from January 1, 2002 through September 30, 2012 based on geographic location of the debtor at the time of purchase:

($ and accounts in thousands) Geographic Location	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
California	$6,621,141	13.8%	3,985	12.2%
Texas	6,283,391	13.1	5,311	16.3
Florida	5,241,817	10.9	2,531	7.8
New York	2,908,440	6.0	1,514	4.6
Michigan	2,235,953	4.6	2,433	7.5
Ohio	1,871,730	3.9	2,079	6.4
Illinois	1,830,496	3.8	1,744	5.3
Pennsylvania	1,664,972	3.5	1,063	3.3
New Jersey	1,542,951	3.2	1,205	3.7
North Carolina	1,401,610	2.9	798	2.4
Georgia	1,347,807	2.8	931	2.9
Arizona	1,032,096	2.1	651	2.0
Other (2)	14,149,443	29.4	8,328	25.6

Total	$48,131,847	100.0%	32,573	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resale, payments received, settlements or additional accrued interest that occur after purchase. This table also excludes the purchase of a single portfolio in June 2002 with a face value of $1.2 billion at a cost of $1.2 million (or 0.1% of face value), consisting of approximately 3.8 million accounts.
(2)	Each state included in “Other” represents less than 2.0% of the face value of total charged-off receivables.

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

The Credit Agreement includes an accordion loan feature that allows us to request an aggregate $75,000,000 increase in the Revolving Credit Facility and/or the Term Loan Facility. The Credit Facilities also include sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans (which bear interest at the bank’s alternative rate, which was 4.25% at September 30, 2012). The Credit Agreement is secured by substantially all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of September 30, 2012 were:

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

The financial covenants may restrict our ability to borrow against the Revolving Credit Facility. However, at September 30, 2012, we were able to access the entire $95,500,000 of available borrowings on the Revolving Credit Facility based on the financial covenants. Borrowing capacity may be reduced under this ratio in the future if there are significant declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings. The Credit Facility also includes a borrowing base limit of 25% of estimated remaining collections less the outstanding principal balance on the Term Loan Facility, calculated on a monthly basis, which will also limit our ability to borrow.

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

The Term Loan Facility requires quarterly repayments over the term of the agreement, with any remaining principal balance due on the maturity date. The following table details the required remaining repayment amounts:

Years Ending December 31,	Amount
2012 (1)	$2,187,500
2013	8,750,000
2014	14,000,000
2015	22,748,000
2016	22,748,000
2017 (2)	98,004,000

(1)	Amount includes one remaining quarterly principal payment for 2012. Three principal payments of $2,187,500 each were made during March, June and September 2012.
(2)	Includes three quarterly principal payments and the remaining balance due on the maturity date.

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

Outstanding borrowings on notes payable were as follows:

	September 30,	December 31,
	2012	2011
Term Loan Facility	$168,437,500	$175,000,000
Revolving Credit Facility	—	8,200,000
Original issue discount on Term Loan	(9,312,253)	(11,077,130)

Total Notes Payable	$159,125,247	$172,122,870

Weighted average interest rate on total outstanding borrowings	8.75%	8.56%
Weighted average interest rate on revolving credit facility	—	4.57%

We were in compliance with all covenants of the Credit Agreement as of September 30, 2012.

Cash Flows

The majority of our cash flow requirements are for purchases of receivables and payment of operating expenses. Historically, these items have been funded with internal cash flow and with borrowings against our Revolving Credit Facility. For the nine months ended September 30, 2012, we invested $103.5 million in purchased receivables, net of buybacks, which was $30.4 million lower than the same period of 2011. These purchases were primarily funded by collections.

Our operating activities provided cash of $9.2 million and $11.7 million for the nine months ended September 30, 2012 and 2011, respectively. Cash provided by operating activities for these periods was generated primarily from operating income earned through cash collections as adjusted for non-cash items and the timing of payments of accounts payable, accrued liabilities and other assets. Cash provided by operations was negatively impacted in the first nine months of 2012 by the funding of a $2.5 million settlement for the FTC investigation, which was accrued at December 31, 2011. In addition, the funding of a $5.3 million contract settlement fee accrued at December 31, 2010 negatively impacted cash provided by operations in 2011. We rely on cash generated from our operating activities and from the principal collected on our purchased receivables, included as a component of investing activities, to allow us to fund operations and re-invest in purchased receivables. Declines in cash collections, if not offset by reductions in operating expenses, will decrease cash provided by operating activities in future periods.

Investing activities provided cash of $12.4 million and used cash of $25.5 million for the nine months ended September 30, 2012 and 2011, respectively. The change in investing cash flows was primarily the result of a $30.4 million decrease in investment in purchased receivable portfolios during the first nine months of 2012 compared to the same period of 2011. This decrease was offset, in part, by higher principal collected on purchased receivables, which is a function of higher cash collections.

Financing activities used cash of $15.0 million and provided cash of $15.9 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash provided by financing activities in 2012 was driven by net repayments on our Credit Facilities of $14.8 million in the first nine months of 2012 compared to net borrowings of $16.4 million in the same period of the prior year. Cash provided by financing activities may increase in future periods to the extent we use net borrowings to fund purchases of paper or operations.

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

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance for the following reasons:

•

Adjusted EBITDA is widely used by investors to measure a company's operating performance without regard to items such as interest income, taxes, depreciation and amortization including purchased receivables amortization, and share-based compensation, which can vary substantially from company to company depending upon accounting methods and the book value of assets, capital structure and the method by which assets were acquired; and

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

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(1)	2012	2011(1)
Net income	$1,535,301	$3,070,602	$10,680,548	$7,815,007
Adjustments:
Income tax expense	(539,974)	2,405,567	3,469,622	6,018,137
Interest expense	5,137,234	2,631,787	15,832,845	7,932,278
Depreciation and amortization	1,166,107	944,118	3,655,785	2,994,633
Share-based compensation	180,334	289,581	1,021,379	1,073,241
Purchased receivables amortization	34,734,507	31,143,323	107,674,354	107,137,652
(Gain) on sale of assets, net	—	(92,075)	(182,178)	(86,182)
Non-cash restructuring charges	206,386	—	195,103	—
Cash restructuring charges	78,456	—	163,364	—
FTC related charges	—	1,354,633	7,898	1,597,560

Adjusted EBITDA	$42,498,351	$41,747,536	$142,518,720	$134,482,326

(1)	Adjusted EBITDA as reported for 2011 has been restated to be consistent with the current presentation. The definition of Adjusted EBITDA was updated during 2011 in order to be consistent with a similar definition used in our Credit Agreement. The restatement increased the amounts previously disclosed by $152 and $283 for the three and nine months ended September 30, 2011. We believe the revised definition of Adjusted EBITDA better matches the uses as described above.

Collections, other revenues and operating expenses, net of the adjustment items, are the primary drivers of Adjusted EBITDA. During the third quarter of 2012, Adjusted EBITDA was $0.8 million higher than the same period of 2011. The net increase was a result of an increase in cash collections of $1.7 million offset by an increase in applicable operating expenses of $0.9 million. During the first nine months of 2012, Adjusted EBITDA was $8.0 million higher than in the same period of 2011. The net increase was a result of an increase in cash collections of $14.3 million offset in part by an increase in applicable operating expenses of $6.1 million. The primary driver of the increase in operating expenses in each period is the incremental investment in court and process server costs. The investment in these legal channel costs increased to $10.2 million in the third quarter of 2012 from $8.3 million in the same period of 2011. For the first nine months of 2012, these costs increased to $25.7 million from $21.5 million in the same period of 2011.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of September 30, 2012:

	Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter
Operating lease obligations	$1,246,323	$4,994,038	$5,035,689	$4,052,681	$1,555,114	$—
Capital lease obligations	18,805	23,242	—	—	—	—
Purchase obligations	2,662,358	5,191,898	341,648	19,560	1,630	—
Forward flow obligations (1)	6,859,400	—	—	—	—	—
Revolving credit (2)	—	—	—	—	—	—
Term loan (3)	2,187,500	8,750,000	14,000,000	22,748,000	22,748,000	98,004,000
Contractual interest on derivative instruments	236,954	928,256	872,242	782,317	663,023	141,700

Total (4)	$13,211,340	$19,887,434	$20,249,579	$27,602,558	$24,967,767	$98,145,700

(1)	We have four forward flow contracts that have terms beyond September 30, 2012 with the last contract expiring in December 2012.
(2)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in November 2016 or earlier as defined in the Credit Agreement.
(3)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in November 2017. The variable interest is not included within the amount outstanding as of September 30, 2012.
(4)	We have a liability of $0.7 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of the payment cannot be reliably estimated.

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

We purchase pools of homogenous accounts receivable and record each pool at its acquisition cost. Pools purchased after 2004 may be aggregated into one or more static pools within each quarter, based on a similar risk rating and one or more predominant risk characteristics. The risk rating, which is provided by a third party, is similar for all accounts since our purchased receivables have all been charged-off by the credit originator. Accounts typically have one or more other predominant risk characteristics. We therefore aggregate most pools purchased within each quarter. Each static pool of accounts, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for revenue recognition.

Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An IRR is calculated for each static pool of receivables based on projected cash flows. The IRR is applied to the remaining balance of each static pool to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess actual performance compared to expected performance. This review includes an assessment of the actual results of cash collections, the work effort used and expected to be used in future periods, the components of the static pool including the type of paper, the average age of purchased receivables, certain demographics and other factors that help us understand how a pool may perform in future periods. Generally, to the extent the differences in actual performance versus expected performance are favorable and the results of the review of pool demographics are also favorable, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the review of actual performance results in revised cash flow estimates that are less than the original estimates, and if the results of the review lead us to believe the decline in performance is not temporary, the IRR remains unchanged and an impairment is recognized. If cash flow estimates increase in periods subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

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

Market capitalization was lower than book value at the time of the most recent annual goodwill impairment test on November 1, 2011. As a result, we performed a step one analysis to assess the fair value of our single reporting unit. The estimate of fair value of our goodwill reporting unit, the purchased receivables operating segment, is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. We performed a discounted cash flow analysis, as of the testing date, which resulted in fair value in excess of book value by 6.7%, which indicated goodwill was not impaired. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash collections, revenues, cash flows, growth rates and discount rates, which we base on our budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit, which we calculated to be 18.5%. A discount rate of 17.5% was used in a similar discounted cash flow analysis performed during interim periods in 2011. The increase in the discount rate in the latest test was a result of an increase in the equity market risk premium used, offset in part by a decrease in the expected risk-free rate. A 50 basis point increase in the discount rate, or a decrease in cash flow of approximately $1.2 million in each year of the analysis would have resulted in an excess of book value over fair value.

In order to corroborate the discounted cash flow results, we also prepared a market analysis to calculate the fair value of our reporting unit. This market analysis took into consideration the fair value of our assets and liabilities utilizing our own assessment, and publicly available industry information on sale multiples. This analysis also resulted in fair value in excess of book value and in excess of the results of the discounted cash flow analysis, which provided additional step one support that goodwill was not impaired. In addition, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our market valuation and book value. We performed a calculation of an implied control premium of our business, which supported the difference between the market valuation and book value. Based on the fair value calculations and the control premium reconciliation, we believe there was no impairment of goodwill as of November 1, 2011. During the first nine months of 2012, we performed reviews to identify triggering events that would imply goodwill may be impaired. No events were noted that would require goodwill impairment testing.

The assessment of the fair value of goodwill will change in future periods based on a mix of the results of operations, changes in forecasted profitability and cash flows, assumptions used in our fair value models and other market factors that may change the risk inherent in the reporting unit, most importantly factors impacting our cost of equity and the regulatory environment. We will continue to monitor these factors and related changes, which may require us to prepare an interim analysis in addition to the required annual assessment. At September 30, 2012, the carrying value of goodwill was $14.3 million. If there is an impairment in future periods, all or a portion of the carrying value of goodwill would be recorded as an impairment of assets in the consolidated statements of operations. This charge would be a non-cash event, and as such, would not have a material impact on our business, operations or ability to borrow on our Credit Facilities. In addition, the non-cash charge would not impact the covenants in our Credit Facilities or other contractual commitments.

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

There were no recently issued accounting pronouncements which required disclosure.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. Accordingly, we may periodically enter into interest rate swap agreements for non-trading purposes to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities, not including the unamortized original issue discount on the Term Loan Facility, were $168.4 million and $183.2 million as of September 30, 2012 and December 31, 2011, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swapped variable rates equal to three-month LIBOR for fixed rates on an original notional amount of $125.0 million. Every year thereafter, on the anniversary of the swap agreement the notional amount decreased by $25.0 million. On January 13, 2012, we entered into a second amortizing interest rate swap agreement that became effective on March 13, 2012. On a quarterly basis, we will swap variable rates equal to three-month LIBOR, subject to a 1.5% floor, for fixed rates. The notional amount of the new swap was initially set at $19.0 million. In September 2012, when the original swap agreement expired, the notional amount of the second swap increased to $43.0 million and, subsequently, will amortize in proportion to the required principle payments on the Term Loan Facility through March 2017 when the notional amount will be $26.0 million.

The outstanding unhedged borrowings on our Credit Facilities were $125.4 million as of September 30, 2012. Interest rates on unhedged borrowings may be based on the prime rate or LIBOR at our discretion; however, LIBOR based borrowings are subject to a 1.5% floor. Assuming a 200 basis point increase in interest rates on the unhedged borrowings, interest expense would have increased by approximately $1.0 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Company’s Repurchases of Its Common Stock

The Company had no common stock repurchases during the third quarter of 2012. We did not sell any equity securities during the third quarter of 2012 that were not registered under the Securities Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2012.

ASSET ACCEPTANCE CAPITAL CORP.

Date: October 30, 2012	By:	/s/ RION B. NEEDS
Rion B. Needs
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2012	By:	/s/ REID E. SIMPSON
Reid E. Simpson
Senior Vice President – Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)