Form 10-K
period 2012-12-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2013-03-07
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012 Commission file number 000-50552

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2012 (based on the June 29, 2012 closing sales price of $6.80 of the registrant’s Common Stock, as reported on The NASDAQ Global Select Market on such date) was $108,321,144.

Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, at February 14, 2013:

30,771,110 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be held on May 7, 2013 are incorporated by reference into Part III of this Report.

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

General

We have been purchasing and collecting charged-off accounts receivable portfolios (“paper”) from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, telecommunications providers and other utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount. We purchase and pursue collections on charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize collections. We forecast our collections over a seven year timeframe, although we may continue to pursue and receive collections for more than seven years from the date of purchase. From January 1, 2006 through December 31, 2012, we purchased 966 consumer debt portfolios, with an original charged-off face value of $33.0 billion for an aggregate purchase price of $1.0 billion, or 3.17% of face value, net of buybacks. See Item 6, “Selected Financial Data”, on page 25 for detailed information on annual trends over the past five years.

When considering whether to purchase a portfolio, we conduct a thorough quantitative and qualitative analysis to appropriately price the debt. This analysis includes the use of our proprietary pricing and collection probability model and draws upon our extensive experience in the industry. We have developed experience across a wide range of asset types at various stages of delinquency, having made purchases across more than 15 different asset types from over 85 different debt sellers since 2006. The delinquency stage refers to the date the debt was charged-off and the number of agencies that previously attempted to collect the debt. We selectively deploy our capital in the fresh, primary, secondary and tertiary delinquency stages, defined as:

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

We have a long-standing history in the industry and have built relationships with many debt sellers and service providers. Unlike some third party collection agencies that do not own the debt and attempt collections over a short time period, we generally take a long-term approach to the collection effort as we are the owners of the debt. We apply an approach that encourages cooperation with the debtors to make a lump sum payment in full or to formulate a repayment plan, thereby converting debtors into paying customers. In addition, for debtors who we believe have the ability to repay their debt but do not choose to do so voluntarily, we may proceed with legal remedies to obtain collections. Our long-term approach allows us to invest in various collection management and analysis tools that may be too costly for short-term oriented collection agencies. In many cases, we continue to receive collections on individual portfolios for more than ten years from the date of purchase.

We pursue our legal collection strategy through our Asset Acceptance Recovery Services, LLC (“AARS”) subsidiary and use this subsidiary to manage our network of collection law firms. AARS provides legal collection management services to creditors. In addition, we license our collection software through our Legal Recovery Solutions, LLC (“LRS”) subsidiary.

History

Our business originated in 1962 for the purpose of purchasing and collecting charged-off accounts receivable and became a publicly traded company in February 2004.

On April 28, 2006, we completed a stock purchase transaction of 100% of the outstanding shares of Premium Asset Recovery Corporation (“PARC”) to expand its existing healthcare receivable portfolio collection activities. During 2010, we committed to exit healthcare accounts receivable purchase and collection activities, and, on December 15, 2010, dissolved our PARC subsidiary.

In July 2010, we formed LRS as a new wholly-owned subsidiary. On July 21, 2010, LRS completed an acquisition of substantially all of the assets of BSI eSolutions, LLC (“BSI”), which was a software technology company providing products and services to the debt collection industry, including the collection software we were implementing to replace our legacy system. LRS continues to provide services and licenses the software to other entities. The results of operations for LRS since the acquisition have not been material.

In December 2010, we formed AARS to pursue our legal collection strategy.

As used in this Annual Report, all references to us mean Asset Acceptance Capital Corp. (“AACC”), a Delaware corporation, and all wholly-owned subsidiaries (referred to in our financial statements as the “Company”).

Purchasing

Typically, we purchase portfolios in response to a request to bid received from a prospective seller. Our portfolio acquisitions team cultivates relationships with known and prospective sellers. We have purchased portfolios from over 85 different debt sellers since 2006, including many of the largest consumer lenders in the United States. While we have no policy limiting purchases from a single debt seller, we purchase from a diverse set of sellers and base purchasing decisions on constantly changing economic and competitive conditions as opposed to long-term relationships with any particular seller. Depending on market conditions and opportunities presented by certain sellers, we may enter into forward flow contracts. Forward flow contracts commit a seller to sell charged-off receivables to us for a fixed percentage of the face value over a specified time period, which typically ranges between three and twelve months. Forward flow contracts may be attractive to us because the account demographics are similar from month-to-month, which provides us with operational predictability and consistency. Some forward flow contracts may be cancellable by the seller or us on advance notice.

We purchase our portfolios through a variety of sources, although primarily from consumer credit originators. Generally, portfolios are purchased either competitively, through a mix of bidding processes, including sealed bids and on-line auctions, or through privately-negotiated transactions between the sellers and us.

Each potential acquisition begins with a thorough quantitative and qualitative analysis of the portfolio. In the initial stages of this due diligence process, we review basic sample data on the portfolio’s accounts. This data typically includes the account number, the consumer’s name, address, social security number, phone numbers, sale balance, date of charge-off, date of last payment and date of account origination. We analyze this information and cross reference it with data on our existing accounts, focusing on certain key metrics, such as the state of the debtor’s last known residence, type of debt, balance ranges, time remaining on the credit bureaus, time remaining within the statute of limitations, and debtor prior payment history with us.

We enter into purchase agreements with sellers that set forth their representations and warranties of the accuracy and integrity of the information related to the accounts we purchase and that the debt was originated and serviced in compliance with the law. We also conduct due diligence on the credit originator or other seller of the debt at the outset of any relationship and periodically thereafter. Our due diligence covers, among other things, the nature of the creditor’s origination and collection practices, the history of the creditor’s compliance with consumer financial laws, the creditor’s practices with respect to consumer disputes and complaints, and other matters pertaining to the accuracy and integrity of the information related to the accounts we purchase. We contract to obtain or have available to us documentation about the accounts we purchase on terms set forth in the purchase agreements.

As part of our due diligence, we evaluate each portfolio to develop a bid range utilizing our proprietary pricing and scoring models. These analytically driven models consider certain characteristics of the prospective portfolio, historical analysis of similar portfolios, estimated potential recoveries, estimated collection expenses and credit attributes. In addition, we also consult with our collections management to help ascertain collectability and potential collection and legal collection strategies.

Once we have compiled and analyzed available data, we consider market conditions and determine an appropriate bid price or bid range. The recommended bid price or bid range, along with a summary of our due diligence, is submitted to our investment committee for approval. After approval, and acceptance of our offer by the seller, the purchase agreement is negotiated. Buyback provisions are generally incorporated into the purchase agreement for bankrupt, fraudulent, paid prior or deceased accounts and, typically, the seller either agrees to repurchase these accounts or replace them with acceptable accounts within certain time frames, generally within 90 to 180 days. Upon execution of the purchase agreement, we receive title to the accounts and the transaction is funded.

The following table categorizes our purchased receivables portfolios acquired from January 1, 2006 through December 31, 2012 by major asset type:

($ and accounts in thousands) Asset Type	Face Value of Charged-off Receivables(1)%		No. of Accounts	%
General Purpose Credit Cards	$19,780,199	59.9%	6,410	36.1%
Private Label Credit Cards	4,371,840	13.2	4,432	25.0
Installment Loans	2,851,172	8.6	454	2.6
Healthcare	2,334,219	7.1	2,195	12.4
Telecommunications/Utility/Gas	1,239,116	3.8	3,235	18.3
Health Club	574,899	1.7	455	2.6
Other(2)	1,876,286	5.7	530	3.0

Total	$33,027,731	100.0%	17,711	100.0%

(1)

Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resales, payments received, settlements or additional accrued interest that occur after purchase.

(2)	“Other” includes charged-off receivables of several debt types, including student loan, auto deficiency, mobile home deficiency and retail mail order.

The age of a charged-off consumer receivables portfolio, the time since an account has been charged-off by the credit originator and the number of times a portfolio has been placed with third parties for collection purposes are important factors in determining the price at which we will offer to purchase a portfolio. Generally, there is an inverse relationship between the age of a portfolio and the price at which we will purchase it, due to the fact that older receivables are typically more difficult to collect, and generally closer to the expiration of credit bureau reporting and the statute of limitations for legal actions. The consumer debt collection industry generally places receivables into the fresh, primary, secondary or tertiary categories depending on the age and number of third parties that have previously attempted to collect the receivables. We will purchase accounts at any point in the delinquency cycle. We deploy our capital within these delinquency stages based upon availability and the relative projected value of the available debt portfolios.

The following table categorizes our purchased receivables portfolios acquired from January 1, 2006 through December 31, 2012 by delinquency stage:

($ and accounts in thousands) Delinquency Stage	Face Value of Charged-off Receivables(1)%		No. of Accounts	%
Fresh	$2,237,604	6.8%	1,315	7.4%
Primary	2,522,508	7.6	2,477	14.0
Secondary	8,921,964	27.0	5,804	32.8
Tertiary	19,345,655	58.6	8,115	45.8

Total	$33,027,731	100.0%	17,711	100.0%

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

The following table illustrates our purchased receivables portfolios acquired from January 1, 2006 through December 31, 2012 based on geographic location of the debtor at the time of the purchase:

($ and accounts in thousands) Geographic Location	Face Value of Charged-off Receivables(1)%		No. of Accounts	%
California	$4,913,618	14.9%	2,062	11.6%
Texas	3,893,224	11.8	3,333	18.8
Florida	3,884,155	11.8	1,583	8.9
New York	1,933,967	5.9	835	4.7
Michigan	1,265,641	3.8	984	5.6
New Jersey	1,248,420	3.8	986	5.6
Ohio	1,209,649	3.7	1,197	6.9
Pennsylvania	1,201,277	3.6	728	4.1
Illinois	1,130,732	3.4	752	4.2
Georgia	950,546	2.9	609	3.4
North Carolina	947,332	2.9	481	2.7
Arizona	775,788	2.2	457	2.6
Other(2)	9,673,382	29.3	3,704	20.9

Total	$33,027,731	100.0%	17,711	100.0%

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

Once a portfolio is purchased, we send notification letters to the debtors and conduct an in-depth analysis of portfolio data. This analysis includes a series of data preparation and information acquisition steps intended to ensure the accuracy of account information and help determine our collection strategies, including the channel in which to place the accounts to obtain the most efficient recoveries. Accounts are sorted and prioritized based on account type, status, balance size and various other characteristics, as well as external collectability indicators. We may place a portion of our inventory with our third party network to manage capacity and optimize collection efforts, allowing us to deploy unique collection strategies to each segment of accounts.

Call Center Collections Channel

Our call center account representatives handle substantially all collection activity related to the accounts they service. These activities include calling debtors manually and using our automated outbound dialer, inbound call management, providing required debtor notifications, skip tracing or debtor location efforts and negotiating settlements or payment plans. We utilize a standard call model that allows our account representatives to manage communications with debtors effectively. These activities are tracked and measured on an individual account representative basis, and regular coaching and call monitoring occurs to improve performance and ensure compliance with regulatory requirements and internal procedures. Our performance-based model is driven by a bonus program that allows account representatives to increase their compensation based on their achievement of collection goals.

When initial telephone contact is made with a debtor, our account representatives are trained to ask a series of questions in an effort to ensure proper identification of the debtor, provide required disclosures, obtain accurate location and financial information, understand the reason the debtor may have defaulted on the account, assess the debtor’s willingness to pay and gather other relevant information that may be helpful in securing payment. If full payment is not available, the account representative will attempt to negotiate a settlement or arrange a payment plan. In an effort to maximize recoveries, we maintain settlement guidelines that account representatives, supervisors and managers must follow. Exceptions are handled by management on an account-by-account basis. If the debtor is unable to pay the balance in full or settle within allowed guidelines, monthly installment plans are encouraged in order to have the debtor resume a regular payment habit. Our experience has shown that debtors often respond favorably to this approach, which can result in settlement in full in the future.

We also utilize lettering strategies that correlate with our collector-initiated activities. Our lettering strategies are based on our analytics and often contain settlement offers to maximize collections in a cost efficient manner.

We regularly undertake skip tracing procedures to locate debtors. Skip tracing efforts are performed individually at the account representative level and in a batch process by third party information providers. The information received is either manually or systematically validated and is used in our efforts to locate debtors. Using these methods, we periodically refresh and supply updated account information to our account representatives to increase contact with the appropriate parties. The updated account information is stored within the collection platform and facilitates on-going account segmentation and inventory modeling activities. Account segmentation and inventory modeling allow us to tailor our collection efforts based on a variety of account characteristics throughout the collection life cycle.

In addition to our internal call center collections operations, we have developed an extensive network of third party collection agencies to service accounts that exceed our internal capacity or that have specific skills we believe will yield a better outcome than working the accounts internally. For example, we may consider outsourcing small balance or aged segments of accounts while our account representatives focus on other populations of accounts. These third parties include both domestic and off-shore agencies, including an agency in India which uses our collection platform. These varying collection channels allow us to pursue what we believe is the most effective collection strategy for each account while managing capacity to optimal levels.

Legal Collections Channel

We analyze purchased accounts to identify those eligible for our legal process at both the time of purchase and throughout the collection cycle. Accounts are analyzed using a proprietary suit selection methodology to determine whether we believe the debtor has the ability but not the willingness to pay. Our suit selection methodology considers various attributes including the applicable statute of limitations, credit score, employment status and the state in which the debtor resides, together with other proprietary factors we believe help us assess the debtors’ ability to satisfy their obligations. Our methodology also incorporates calculations of our projected costs and economic return to determine whether an account is appropriate for the legal collection process. Once accounts are selected, we transfer them into our legal collections channel.

Once in the legal collections channel, we generally attempt to contact the debtors in an effort to resolve the debt through settlement or payment plans. If we are unable to resolve the accounts, we will pursue legal action through our network of third party law firms provided all requirements for doing so are fulfilled. This process generally involves pursuing a legal judgment against the debtor. Once a judgment is obtained, our legal network utilizes various collection strategies to secure payment. If we ultimately determine the accounts are not eligible for suit, or if we are unable to secure a judgment, we transfer the accounts to our call center collections channel.

Our legal department consists of account representatives, support staff and associates who monitor activities with third party law firms who perform legal activities. We have engaged a preferred, third party law firm to perform the legal recovery function in 12 key states which compose a substantial volume of accounts. We also work with a network of other law firms throughout the country to perform legal collection activities on our behalf. These third party law firms are independent and collect for us on a contingent fee basis.

Our legal collections channel also includes our bankruptcy and probate departments. The bankruptcy department files proofs of claims for receivables that are included in consumer bankruptcies filed under Chapter 7 (resulting in liquidation and discharge of a debtor’s debts) and Chapter 13 (resulting in repayment plans based on the financial wherewithal of the debtor) of the U.S. Bankruptcy Code. The probate department and our third party vendors submit claims against estates involving deceased debtors having assets that may become available to us through a probate claim.

We have designed our legal policies and procedures to maintain strict compliance with debt collection standards and applicable state and federal laws while pursuing available legal options. We monitor our associates and our third party law firms for compliance with those requirements.

Seasonality

Refer to Part II. Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for the effect of seasonality on our business.

Competition

The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators that manage their own consumer receivables. Some of these companies may have substantially greater numbers of associates, more financial resources, more favorable operating and capital structures, and may experience lower account representative turnover rates than we do. Furthermore, some of our competitors may obtain alternative sources of financing, the proceeds from which may be used to fund expansion and to increase their number of charged-off portfolio purchases. Barriers to entry into the consumer debt collection industry have traditionally been low. More recently, increased regulatory standards have made entry into the market more difficult. Companies with greater financial resources may elect at a future date to enter the consumer debt collection business. Current debt sellers may change strategies and cease selling debt portfolios in the future.

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

We face bidding competition in our acquisition of charged-off consumer receivables. We believe successful bids are predominantly awarded based on price, but also are awarded based on service and relationships with the individual debt sellers, and the debt buyer’s ability to fund the deal. Some of our competitors may require increasing amounts of charged-off receivables to fund their operations, which could lead to increased competition for portfolios and higher prices. In addition, there has been consolidation of credit card issuers in recent years, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market and could eventually give the remaining sellers increasing market strength on the price and terms of the sale of charged-off accounts.

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

•	integrate with our automated dialer to improve the likelihood of contact with our debtors;

•	integrate the scrub processes for data cleansing;

•	automate workflow standards to maximize system data output and user productivity;

•	connect to a document imaging system to allow our associates, with appropriate responsibilities, to view scanned account documents from their workstations;

•	automate management of third party networks;

•	limit an associate’s ability to work outside of Company guidelines;

•	query the appropriate database for any purpose which may be used for collection, compliance, reporting or other business matters;

•	establish controls and features for compliance with federal, state and local laws and regulations, and to enable monitoring of compliance; and

•	provide comprehensive data feeds to our business intelligence application.

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

In addition, we have procedures in place to safeguard the security of confidential consumer information. We continuously review emerging technologies and will upgrade or replace our systems as needed to remain competitive.

Regulation and Legal Compliance—Collection Activities

We maintain a centralized Compliance Management System with respect to our debt collection activities and those of our service providers, including the third party collection firms and law firms we use to collect debt for us. Beyond our policies, procedures and controls for compliance with all consumer financial laws and regulations, our Company leaders are committed to promoting the Company’s values of integrity and respect in all dealings with consumers.

We have a robust Compliance Department under the oversight of our General Counsel and Chief Compliance Officer. Our Compliance Department assists with training our staff in relevant areas including extensive training on the Fair Debt Collection Practices Act and other relevant laws and regulations. Our Office of the General Counsel distributes guidelines and procedures for collection personnel to follow when communicating with customers, customers’ agents, attorneys and other parties during our collection efforts. They are also responsible for approving all written communications to debtors. In addition, our Office of the General Counsel regularly researches, and provides collections personnel and our training department with summaries and updates of changes in federal and state statutes and relevant case law so that they are aware of, and maintain compliance with, changing laws and judicial decisions. Our collection platform allows for integration of these guidelines and procedures and maintenance of controls which help ensure associate compliance.

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

Our settlement in 2012 of a Federal Trade Commission (“FTC”) investigation into our debt collection practices imposes additional disclosure and other obligations in connection with our collection of consumer debt. We have incorporated these additional obligations into our standard operating practices and procedures. As part of the consent decree we entered into with the FTC, we agreed to undertake industry-leading consumer protection practices, which are an important part of our overall Compliance Management System.

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

•

Dodd-Frank Wall Street Reform and Consumer Protection Act. This act authorized the creation of the Consumer Financial Protection Bureau (“CFPB”). Subject to the provisions of the Dodd-Frank Act, the CFPB has responsibility to implement, examine for compliance with, and enforce “federal consumer financial law.” Those laws include, among others, (1) Title X itself, which prohibits unfair, deceptive, or abusive acts and practices in connection with consumer financial products and services, and (2) “enumerated consumer laws” (and their implementing regulations), which include the FDCPA, FCRA, and others.

The CFPB’s authorities include the ability to issue regulations under all significant federal statutes that impact the collection industry, including the FCRA, FDCPA, and others. This means, for example, that the CFPB has the ability to adopt rules that interpret any of the provisions of the FDCPA, potentially impacting all facets of debt collection, and our activities. In addition, the Dodd-Frank Act mandates the submission of multiple studies and reports to Congress, and CFPB staff is regularly making speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action.

The Dodd-Frank Act also gave the CFPB supervisory and examination authority over a variety of institutions that may engage in debt collection. The purpose of supervision, including examination, is to assess compliance with federal consumer financial laws, obtain information about activities and compliance systems or procedures, and detect and assess risks to consumers and to markets for consumer financial products and services. On October 24, 2012, the CFPB issued a regulation in the market of consumer debt collection, which took effect January 2, 2013. Under the rule, firms that have more than $10 million in annual receipts from consumer debt collection activities, as defined in the rule, are subject to the CFPB’s supervision authority. This definition covers us and, accordingly, authorizes the CFPB to conduct examinations of our business practices.

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

•	Electronic Funds Transfer Act (“EFTA”). The EFTA governs electronic funds transfers in connection with consumer payments;

•	Servicemembers Civil Relief Act (“SCRA”). The SCRA imposes certain limitations with respect to debts of active service members incurred prior to the date of active service;

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

Additionally, there are state and local statutes and regulations comparable to the above federal laws and other state and local-specific licensing requirements that affect our operations. State laws may also limit interest rates and fees, methods of collections, as well as the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts. Court rulings in various jurisdictions also may impact our ability to collect.

Although we are not a credit originator, the following laws affect our operations because our receivables were originated through credit transactions:

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

Associates

As of December 31, 2012, we employed 906 associates, including 882 associates on a full-time basis and 24 associates on a part-time basis.

Training

We have a comprehensive training program, providing training for both new and experienced account representatives. Our program emphasizes fair and respectful treatment of consumers, consistent with our values of integrity and respect, quality in collection activities, including compliance with consumer financial laws and regulations, and contains a structured call model that is used to enhance clear communication skills and collection activities. Our training employs a blended learning approach, including classroom, interactive activities, computer-based training, e-learning and on-the-job training.

New call center collection account representatives are required to complete a comprehensive initial training program. The program is divided into two modules. The initial three-week module has weekly objectives using various learning activities, call certifications and tests. The first week includes federal, state and local collection laws (with particular emphasis on the FDCPA and the FACT Act), core Company policies and procedures and structured learning of our collection software. The second week includes training on our call model and effective call management techniques. During week three, new hires form a collection team and make supervised collection calls. Instruction and guidance is shared with new associates, emphasizing compliance and improved productivity. Training includes discussion of challenges faced by associates while making collection calls. Based on those discussions, interactive activities are used to enhance collection and organization skills.

The second module starts the transition of the new hire collection account representatives to the collection floor, where they are assigned collection and productivity goals and work under the direction of an assigned supervisor. The second module is a two-phased program conducted in the account representative’s first sixty days on the collection floor, during which time new account representatives continue to enhance their knowledge of federal, state and local collection laws, the call model and policies and procedures. New collection account representatives are closely monitored during this time and evaluated based on set criteria, which is used as part of the training process.

New legal collection account representatives are required to complete a two-week training program. After completing base level training, their training continues with their assigned leader who provides on-the-job monitoring and additional instruction on standard operating procedures for their department.

All account representatives are required to attend annual FDCPA/Compliance training and are tested on their knowledge of the FDCPA and other applicable laws. Account representatives who are not achieving our minimum standards are required to complete a FDCPA review session and are then retested. In addition, account representatives receive monthly compliance refresher training on a broad range of topics. The Company also maintains a monitoring program to identify new laws and regulations that may affect collection practices, ensuring that modifications to its collection practices required by such legal and regulatory developments are timely communicated and that the appropriate training is conducted.

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

The collections industry is regulated under various federal and state laws and regulations. Many states and several cities require that we be licensed as a debt collection company. The FTC, CFPB, state Attorneys General and other regulatory bodies have the ability to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. Failure to comply with applicable laws and regulations could result in significant penalties or the suspension or termination of our ability to conduct collection operations, which could materially adversely affect us. Our settlement in 2012 of the FTC investigation into our debt collection practices does not preclude other investigations or actions by various state agencies or attorneys general that could result in additional fines or sanctions which could materially adversely affect us.

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

We cannot predict the effect of additional regulation under the Dodd-Frank Act. It may have have a material adverse effect on our business, results of operations, cash flows or financial condition.

The implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows, or financial condition.

Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and consumers. In addition, federal and state laws may limit our ability to purchase or recover on our consumer receivables regardless of any act or omission on our part. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. Title X of the Dodd-Frank Act established the CFPB. Pursuant to the Dodd-Frank Act, the CFPB has rulemaking, supervisory, enforcement, and other authorities relating to consumer financial products and services, including debt collection. We generally are subject to the CFPB’s supervisory and enforcement authority.

Given the uncertainty associated with how provisions of the Dodd-Frank Act will be implemented and enforced by the various regulatory agencies, the full extent of the impact that such requirements will have on us is unclear. Changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our business. In particular, we expect an increase in the cost of operating due to greater regulatory oversight, supervision, and compliance with consumer debt servicing and collection practices.

Supervision by the CFPB will increase the potential consequences of noncompliance with federal consumer financial law. The CFPB may also conduct investigations, either unilaterally or jointly with other state and federal regulators, to determine if federal consumer financial law has been violated. The failure to comply with applicable laws could result in supervisory measures or enforcement actions seeking consumer redress, fines, penalties, short or long term suspensions or place limits on our activities.

We expect that we will be required to invest significant management attention and resources to continue to evaluate, develop, and make any changes to our policies and procedures necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act or other applicable laws, which may negatively impact our results of operations, cash flows, and our financial condition. However, we cannot predict the scope and substance of the regulations, guidance, and policies ultimately adopted by the CFPB related to our activities. The CFPB continues to initiate rulemakings, issue regulatory guidance and bulletins, and to exercise its supervisory and enforcement authority. It is therefore unclear at this time what affect such regulations will have on financial markets generally, on original creditors, or our business and service providers specifically; the additional costs associated with compliance with such regulations; or what changes, if any, to our operations may be necessary to comply with the CFPB’s expectations or the Dodd-Frank Act. Any of these factors could have a material adverse effect on our business, results of operations, cash flows, or financial condition.

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

The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators and other owners of debt that manage their own charged-off consumer receivables. Some of these companies may have substantially greater numbers of associates, more financial resources, more favorable operating and capital structures, and may experience lower account representative turnover rates than we do. Furthermore, some of our competitors may obtain alternative sources of financing, the proceeds from which may be used to fund expansion and to increase their number of charged-off portfolio purchases. Barriers to entry into the consumer debt collection industry have traditionally been low. More recently, increased regulatory standards have made entry into the market more difficult. Companies with greater financial resources than we have may elect at a future date to enter the consumer debt collection business. Current debt sellers may change strategies and cease selling debt portfolios in the future.

Competitive pressures affect the availability and pricing of receivable portfolios as well as the availability and cost of qualified account representatives. In addition, some of our competitors have signed forward flow contracts under which consumer credit originators have agreed to transfer a steady flow of charged-off receivables to them in the future, which may restrict those credit originators from selling receivables to other purchasers and limit the supply of receivables available to us.

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

There can be no assurance that our existing or potential sources will continue to sell their charged-off consumer receivables at recent levels or at all, or that we will continue to offer competitive bids for charged-off consumer receivable portfolios. In addition, there continues to be a consolidation of credit card issuers, which have been a principal source of our receivable purchases. This consolidation has decreased the number of sellers in the market and, consequently, could over time, give the remaining sellers increasing market strength in the price and terms of the sale of charged-off credit card accounts and could cause us to accept lower returns on our investment in that paper than we have historically achieved.

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

Our success depends on our continued ability to purchase and collect charged-off consumer receivables. An elevated unemployment rate, increased gasoline prices, increased inflation levels, depressed residential real estate values, tight availability of credit for consumers and other economic factors could negatively affect consumers’ ability to pay debts. We have experienced the impact of these economic factors on our collections in recent years. Adverse economic conditions could reduce our ability to collect on our purchased consumer receivable portfolios and adversely affect their value. Financial pressure on the distressed consumer may lead to regulatory restrictions on our collections and increased litigation filed against us.

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

We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against debtors. A decrease in the willingness of courts to grant such judgments, a change in the requirements for filing such cases or obtaining such judgments, or a decrease in our ability to collect on such judgments could have a material and adverse effect on our results of operations. The FTC has issued a report encouraging states to impose specific, greater restrictions on litigation to collect consumer debt. We may be subject to adverse effects of other regulatory changes that we cannot predict.

A significant portion of our collections are obtained from third parties.

We are dependent on third parties, primarily attorneys and other contingent collection agencies, to service a significant portion of our receivables. Our business strategy also includes continuing to develop and expand a service relationship with an agency based in India. Significant changes in our relationships with these third parties or significant increases in costs associated with these third parties could adversely impact our financial position, results of operations and cash flows.

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

Our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty or operating malfunction (including outside influences such as computer viruses), could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately. Any failure of our information systems or software and their backup systems would interrupt our operations and harm our business. Computer and telecommunications technologies evolve rapidly. Resource constraints could impact the implementation of technological changes. We may not be successful in anticipating, managing or adapting technological changes on a timely basis, which could reduce our profitability or disrupt our operations and harm our business. In addition, we rely significantly on various outside vendors for the software used in our operations. Our business would be disrupted and financial performance may be harmed if they were to cease operations or significantly reduce their support to us.

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

We expect that a specific percentage of our portfolio purchases for any given fiscal year may be concentrated with a few large sellers, some of which also may involve forward flow arrangements. The consolidation of major banks in recent years has resulted in fewer sellers of charged-off consumer receivables. We cannot be certain that any of our significant sellers will continue to sell charged-off receivables to us or sell to us on terms or in quantities acceptable to us, or that we would be able to replace such purchases with purchases from other sellers.

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

The majority of our shares of common stock are held by relatively few shareholders. As of February 13, 2013, our directors, executive officers and beneficial owners of 5% or more of our common stock controlled approximately 79.4% in total of our outstanding shares. A sale of shares of the Company’s common stock by any of our significant holders may have the effect of depressing the price per share of our common stock because of the relatively low trading volume of our shares.

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

Our internal control over financial reporting may not be effective.

During the process of completing the audit of our financial statements for the period ended December 31, 2012, management became aware of the existence of a material weakness in our internal control over financial reporting that could adversely affect our ability to record, process, summarize and report financial data consistent with our assertions in the financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could incur further remediation costs, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or fail to meet our reporting obligations under SEC regulations and the terms of our debt agreements on a timely basis, which could have a material adverse effect on the price of our common stock.

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

Item 1B.	Unresolved Staff Comments

We do not have any unresolved staff comments.

Item 2.	Properties

The following table provides information relating to our operating facilities:

Location	Approximate Square Footage	Lease Expiration Date	Use
Warren, Michigan	200,000	May 31, 2016	Principal executive offices, administrative departments and call center, with collections and legal channel support

Riverview, Florida	40,390	May 31, 2016	Legal channel support

New Freedom, Pennsylvania	4,510	April 30, 2018	Software development and support

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

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “AACC”. The following table sets forth the high and low closing sales prices for our common stock, as reported by The NASDAQ Global Select Market, for the periods indicated:

	2012		2011
	High	Low	High	Low
Fourth Quarter	$8.00	$3.97	$4.32	$2.80
Third Quarter	8.16	5.35	5.46	3.26
Second Quarter	6.90	4.70	5.97	3.13
First Quarter	5.04	3.98	7.21	5.26

On February 14, 2013, the last reported sale price of our common stock on The NASDAQ Global Select Market was $5.64 per share. As of that date, there were 36 record holders of our common stock.

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

Company’s Repurchases of Its Common Stock

The following table provides information about the Company’s common stock repurchases during the fourth quarter of 2012:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October(1)	4,758	$7.64	—	—
November	—	—	—	—
December	—	—	—	—

Total	4,758	$7.64	—	—

(1)	The shares were withheld in connection with the exercise of stock options. The shares were withheld at the fair market value on the exercise date of the stock options.

The information contained in the Equity Compensation table under “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report is incorporated herein by reference.

We did not sell any equity securities during 2012 that were not registered under the Securities Act.

Stock Performance Graph

The following graph compares the cumulative total return of our common stock from December 31, 2007 through December 31, 2012 against the NASDAQ Composite-Total Returns Index and the Morningstar Credit Services Index, which is our industry index. The graph assumes that $100 was invested in our common stock on December 31, 2007, as well as in each of the indices, and dividends, if any, were reinvested.

Total Return Date	AACC	NASDAQ Composite- Total Returns	Morningstar Credit Services
12/31/2007	$100.00	$100.00	$100.00
12/31/2008	49.09	60.02	67.85
12/31/2009	65.13	87.24	106.89
12/31/2010	56.96	103.08	103.09
12/31/2011	37.56	102.26	136.66
12/31/2012	43.23	120.41	186.44

Item 6.	Selected Financial Data

The following selected consolidated statements of financial position data as of December 31, 2008, 2009, 2010, 2011 and 2012 and related selected consolidated statements of operations data for each of the years then ended have been derived from our consolidated financial statements, which have been audited by Grant Thornton, LLP, an independent registered public accounting firm. The data should be read in connection with the accompanying consolidated financial statements, related notes and other information included herein.

For more detailed information about our corporate history, see “Item 1. Business—History”.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands, except per share and dividend data)
STATEMENT OF OPERATIONS DATA:
Revenues
Purchased receivable revenues, net	$226,049	$216,920	$195,794	$171,275	$232,901
Gain on sale of purchased receivables	8	—	1,212	399	165
Other revenues, net	884	1,156	1,394	813	1,146

Total revenues	226,941	218,076	198,400	172,487	234,212

Expenses
Salaries and benefits	59,501	67,476	72,389	77,666	83,348
Collections expense	112,830	98,705	99,298	89,095	89,459
Occupancy	5,595	5,722	6,730	7,588	7,727
Administrative	8,874	9,025	9,818	8,694	10,511
Depreciation and amortization	4,788	4,166	4,666	4,107	3,955
Restructuring charges	727	75	4,225	—	—
Impairment of assets	—	—	—	1,168	616
(Gain) loss on disposal of equipment and other assets	(167)	(4)	214	355	222

Total operating expenses	192,148	185,165	197,340	188,673	195,838

Income (loss) from operations	34,793	32,911	1,060	(16,186)	38,374
Other income (expense)
Interest expense	(20,768)	(11,760)	(11,204)	(10,169)	(13,024)
Interest income	28	—	8	34	32
Loss on extinguishment of debt	—	(1,111)	—	—	—
Other	9	(32)	68	130	22

Income (loss) before income taxes	14,062	20,008	(10,068)	(26,191)	25,404
Income tax expense (benefit)	3,144	7,983	(8,452)	(9,757)	9,681

Net income (loss)	$10,918	$12,025	$(1,616)	$(16,434)	$15,723

Net income (loss) per share basic	$0.35	$0.39	$(0.05)	$(0.54)	$0.51
Net income (loss) per share diluted	$0.35	$0.39	$(0.05)	$(0.54)	$0.51
Weighted-average shares basic	30,884	30,763	30,693	30,634	30,566
Weighted-average shares diluted	31,057	30,834	30,693	30,634	30,592
Dividends per common share	$—	$—	$—	$—	$—

	December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
FINANCIAL POSITION DATA:
Cash	$14,013	$6,991	$5,636	$4,935	$6,043
Purchased receivables, net	370,900	348,711	321,318	319,772	361,809
Total assets	424,738	396,040	363,774	366,416	408,171
Deferred tax liability, net	65,422	60,474	52,864	57,525	64,470
Total debt, including capital lease obligations	182,948	172,344	157,462	160,301	181,550
Total stockholders’ equity	150,057	137,981	123,903	123,097	136,628

	Years Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
OPERATING AND OTHER FINANCIAL DATA:
Cash collections	$367,834	$349,998	$328,818	$334,031	$369,578
Operating expenses to cash collections	52.2%	52.9%	60.0%	56.5%	53.0%
Acquisitions of purchased receivables, at cost(1)	$164,657	$160,591	$135,893	$120,864	$153,445
Acquisitions of purchased receivables, at face value	$4,980,497	$5,320,597	$3,780,844	$4,413,689	$3,747,746
Acquisitions of purchased receivables cost as a percentage of face value	3.31%	3.02%	3.59%	2.74%	4.09%

(1)	Amount of purchased receivables at cost refers to the cash paid to a seller to acquire a portfolio less buybacks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to the differences include those discussed in “Item 1A. Risk Factors”, as well as those discussed elsewhere in this Annual Report. The references in this Annual Report to the U.S. Federal Reserve Board are to the Federal Reserve Statistical Release, dated February 7, 2013, and the Federal Reserve Consumer Credit Historical Data website (www.federalreserve.gov/releases/g19/hist/) or the Federal Reserve Charge-Off and Delinquency Rates on Loans and Leases at Commercial Banks website (www.federalreserve.gov/releases/chargeoff/).

Company Overview

We have been purchasing and collecting charged-off accounts receivable portfolios (“paper”) from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, telecommunications providers and utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount. Over the last seven years, we purchased 966 consumer debt portfolios, with an original charged-off face value of $33.0 billion for an aggregate purchase price of $1.0 billion, or 3.17% of face value, net of buybacks. We purchase and collect charged-off consumer receivable portfolios for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize collections.

Macro-economic factors in the U.S. may have a significant impact on our operations, both positively and negatively. Factors such as reduced availability of credit for consumers, a depressed housing market, elevated unemployment rates, increased gasoline prices and other factors have a negative impact on us by making it more difficult to collect from consumers on the paper we acquire. Macro-economic factors also impact the availability of charged-off debt in the market and the prices at which it is available. While the supply of paper increased and prices dropped during 2009 and 2010, beginning in 2011 we began to observe increased competition for available paper as well as a reduction in the supply. These factors contributed to the higher pricing we experienced during 2011 and 2012. We expect macro-economic trends, supply of paper and competitive factors to continue to impact portfolio acquisition and collection results.

Our levels of purchasing continued to show year-over-year growth in 2012, resulting in purchase totals which were the highest annual amount since 2007. During 2012, we purchased 2.5% more paper than in 2011 and during 2011, we purchased 18.2% more paper than in 2010. These increased levels of purchases contributed to increased collections in 2012. Pricing for paper in 2012 increased in all stages of paper, but most prominently in the newer stages of delinquency. We deploy our capital within the stages of delinquency based upon availability and our perception of the relative value of the available debt.

Higher prices for paper are likely to continue in the near term, which may impact the level to which we are able to operate profitably. One of our measures of our ability to be profitable is total operating expenses as a percent of collections of charged-off receivables, referred to as cost to collect. We have been reviewing our operating model in recent years, including our geographical footprint, and have accordingly taken certain actions in order to reduce our cost to collect. Those actions allowed us to reduce our cost to collect to 52.2% in 2012 from 52.9% in 2011 and 60.0% in 2010. However, some of our competitors have significantly lower levels of costs as a percent of collections, which may allow them to offer bids at higher purchase prices. We expect to continue to review our operations and collection activities to identify additional opportunities to reduce our cost structure in order to remain competitive.

We also look for opportunities to grow collections in order to remain competitive. Collections during 2012 increased 5.1% as compared to 2011. Improved collection results were driven by higher levels of purchasing in

2012 and 2011, as collections on portfolios are typically highest six to 18 months after purchase. Collections were also positively impacted by a combination of improved analytical tools used to create customized collection strategies and refinement of our account inventory management processes. The continued improvement in the utilization of our proprietary collection platform resulted in additional increases in collector productivity. We grew collections for the year despite closing two collection offices in 2012, bringing the total to five offices closed over the last three years.

Purchased receivable revenues for 2012 were 4.2% higher than last year. This increase in revenue was primarily related to higher collections driven by improved collection strategies and analytics, higher average carrying balances of purchased receivables, increases in net impairment reversals and higher weighted average yields. During 2012, we exceeded collection forecasts for certain portfolios allowing us to recognize yield increases and reverse certain previously recorded impairments. If collections continue to exceed our expectations, we may further increase yields or further reverse impairments. However, if collections do not continue to meet expectations, we may be required to record impairments. The overall increase in purchased receivable revenues was partially offset by a decrease in revenue from zero basis collections, which directly impacted purchased receivable revenues as collections on fully amortized pools are recognized as revenue in the period collected. Fully amortized portfolios are generally at least five years old, and become more difficult to collect as they continue to age.

While cost to collect decreased during 2012, as noted above, total operating expenses increased by 3.8% compared to 2011. The increase was a result of a combination of strategic initiatives that we have undertaken to increase collections, specifically in the area of collections expenses. Court and process server costs rose by 22.3% in 2012 as a result of higher levels of recent purchasing and the identification of a large number of our owned accounts which were eligible for suit that had not previously been assigned to the legal channel. These costs are expensed as incurred, while the collections are generally received in future periods. The increased allocation of accounts to the legal collections channel is expected to favorably impact collections over time, as gross liquidations are typically higher from legal channel collections than collections from the call center. In addition, we have realized cost reductions related to our office closings, primarily in the form of reduced salaries and benefits and occupancy costs. However, these savings have been offset in part by restructuring charges and increased forwarding fees paid to third parties for performing collection activities on our behalf. We continually review our business and operations and look for opportunities to become more efficient.

We executed an amended and restated credit agreement in the fourth quarter of 2011 which replaced our previous credit facilities at higher rates of interest. The previous credit facilities would have expired beginning in 2012. As a result of the higher interest rates, we incurred interest expense of $20.8 million in 2012 compared to interest expense of $11.8 million in 2011. While interest expense was higher for 2012, the refinancing allowed us to purchase paper at levels we feel will facilitate continued collections growth in the future.

In addition to the items discussed above, our results of operations are influenced by certain industry and economic trends, including:

•

Levels of outstanding consumer credit—According to the U.S. Federal Reserve Board, the amount of outstanding revolving and non-revolving consumer credit was $2.8 trillion at December 31, 2012, compared to $2.6 trillion in 2011. The level of consumer debt obligations indicates potential future charge-offs and availability of paper. Tightening credit standards or other factors in the future may result in lower consumer credit outstanding.

•

Charge-off rates—According to the U.S. Federal Reserve Board, the charge-off rate on consumer loans, the rate at which accounts are charged-off measured as a percentage of total outstanding consumer credit, continued to decrease during 2012 from peak levels in early 2010. In addition, the average charge-off rate for 2012 was lower than the average charge-off rate for 2011. If other factors remain constant, lower charge-off rates could result in fewer accounts available for purchase in the market, and may result in higher pricing.

•

Supply and pricing environment for purchased receivables—The supply and pricing of purchased receivables available in the market is influenced by the levels of outstanding consumer credit, charge-off rates and competition among buyers, among other factors. In general, prices increased in 2012 for paper in all stages of delinquency, with the most significant change in the fresh and primary segments.

•

Impact of macro-economic factors—Macro-economic factors affect consumers’ ability to satisfy outstanding debt. The residential real estate market in the United States began to experience a significant downturn in the second half of 2007 and real estate values generally remained depressed during 2012. The unemployment rate and the number of individual bankruptcy filings continued to show improvement during 2012, but remained elevated compared to historical levels, leaving individual consumers with fewer resources available to satisfy their debts and contributed to a continuing challenging collection environment.

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated:

	Percent of Total Revenues			Percent of Cash Collections
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Revenues
Purchased receivable revenues	99.6%	99.5%	98.7%	61.5%	62.0%	59.5%
Gain on sale of purchased receivables	0.0	0.0	0.6	0.0	0.0	0.4
Other revenues	0.4	0.5	0.7	0.2	0.3	0.4

Total revenues	100.0	100.0	100.0	61.7	62.3	60.3

Expenses
Salaries and benefits	26.2	31.0	36.5	16.2	19.3	22.0
Collections expense	49.8	45.3	50.0	30.7	28.2	30.2
Occupancy	2.5	2.6	3.4	1.5	1.6	2.0
Administrative	3.9	4.1	5.0	2.4	2.6	3.0
Depreciation and amortization	2.1	1.9	2.4	1.3	1.2	1.4
Restructuring charges	0.3	0.0	2.1	0.2	0.0	1.3
(Gain) Loss on disposal of equipment and other assets	(0.1)	0.0	0.1	(0.1)	0.0	0.1

Total operating expense	84.7	84.9	99.5	52.2	52.9	60.0

Income from operations	15.3	15.1	0.5	9.5	9.4	0.3
Other income (expense)
Interest expense	(9.1)	(5.4)	(5.6)	(5.7)	(3.4)	(3.4)
Interest income	0.0	0.0	0.0	0.0	0.0	0.0
Loss on extinguishment of debt	0.0	(0.5)	0.0	0.0	(0.3)	0.0
Other	0.0	0.0	0.0	0.0	0.0	0.0

Income (loss) before income taxes	6.2	9.2	(5.1)	3.8	5.7	(3.1)
Income tax expense (benefit)	1.4	3.7	(4.3)	0.8	2.3	(2.6)

Net income (loss)	4.8%	5.5%	(0.8)%	3.0%	3.4%	(0.5)%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues are the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Cash collections	$367.8	$350.0	$17.8	5.1%	100.0%	100.0%
Purchased receivable amortization	(141.8)	(133.1)	(8.7)	6.5	(38.5)	(38.0)

Purchased receivable revenues	$226.0	$216.9	$9.1	4.2%	61.5%	62.0%

The 5.1% increase in cash collections for the year ended December 31, 2012 was a result of increased levels of purchasing, improvements in account representative productivity, enhanced analytics used to customize collection strategies by account type and increased investment in the legal collections channel. Refer to the “Cash Collections” tables on page 45 for additional information on collections by channel. Account representative productivity improved as a result of continued improvements in inventory and channel management strategies, which led to a reduction in the number of in-house associates. The year over year increase in total collections was driven by a $20.0 million, or 12.7%, increase in legal channel collections, partially offset by collections which were $2.1 million, or 1.1%, lower in the call center channel. Although the overall collection environment remained challenging, we saw some improvement in general macro-economic factors, which improved debtors’ ability to repay their obligations. Compared to prior year results, investment in purchased receivables increased by 2.5% in 2012 and 18.2% in 2011. Generally, collections are strongest on portfolios six to 18 months after purchase, therefore, these increases have had a positive impact on current collections. Cash collections included collections from fully amortized portfolios, or zero basis collections, of $45.8 million and $50.7 million for 2012 and 2011, respectively, of which 100% was reported as revenue. Fully amortized portfolios are generally composed of older accounts and collections on these portfolios decline over time, absent any specific strategies to increase these collections.

The amortization rate of 38.5% for the year ended December 31, 2012 was 50 basis points higher than the amortization rate of 38.0% for the same period of 2011. The increase in the amortization rate for 2012 was primarily a result of a smaller impact from yield increases as well as lower zero basis collections compared to the prior year. Net impairment reversals in 2012 were $8.5 million, compared to net reversals of $6.2 million in 2011. Impairment reversals were recorded in the 2007 and 2009 vintage years, and were partially offset by $4.3 million of impairments to portfolios in the 2007 and 2011 vintages. During 2012, we increased yields on 15 portfolios from the 2006 through 2011 vintages, which results in a higher percentage of cash collections being applied to purchased receivable revenue and less to amortization. Refer to “Supplemental Performance Data” on pages 41 and 42 for a summary of purchased receivable revenues and amortization rates by year of purchase (“vintage”) and an analysis of the components of collections and amortization.

Revenues on portfolios purchased from our top three sellers were $81.8 million and $85.4 million during 2012 and 2011, respectively. Two of the top three sellers were the same in both twelve-month periods.

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

($ in millions, net of buybacks)	Years Ended December 31,
	2012	2011	Change	Percent
Acquisitions of purchased receivables, at cost	$164.7	$160.6	$4.1	2.5%
Acquisitions of purchased receivables, at face value	$4,980.5	$5,320.6	($340.1)	(6.4%)
Percentage of face value	3.31%	3.02%
Percentage of forward flow purchases, at cost of total purchasing	36.3%	32.5%
Percentage of forward flow purchases, at face value of total purchasing	24.0%	22.9%

Our investment in purchased receivables increased slightly in 2012 compared to the prior year, while the total face value of purchases decreased. Based on availability of paper in the market and competitive factors, we saw an increase in the average cost of purchases despite a greater proportion of purchases of older paper in 2012. For instance, we purchased over two-thirds of paper in the tertiary stage of delinquency in 2012 compared to less than half of purchases in the tertiary stage in 2011. As a result of the higher average purchase price and older average age of portfolios acquired in 2012 compared to 2011, we lowered our expectations for future collections as a percentage of purchase price for 2012 purchases. Refer to “Supplemental Performance Data” on page 39 for a summary of estimated collections by year of purchase. Due to fluctuations in the mix of purchases of receivables, the cost of our purchases, as a percent of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Forward flow contracts commit a seller to sell charged-off receivables to us for a fixed percentage of the face value over a specified time period. Purchases from forward flows in 2012 included 76 portfolios from 18 forward flow contracts. Purchases from forward flows in 2011 included 99 portfolios from 25 forward flow contracts. We bid on forward flow contracts based on their availability in the market and our evaluation of the relative value of the accounts. As a result, our investment in purchased receivables through these agreements fluctuates from period to period.

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

The following table summarizes the significant components of our operating expenses:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Salaries and benefits	$59.5	$67.5	$(8.0)	(11.8)%	16.2%	19.3%
Collections expense	112.8	98.7	14.1	14.3	30.7	28.2
Occupancy	5.6	5.7	(0.1)	(2.2)	1.5	1.6
Administrative	8.9	9.0	(0.1)	(1.7)	2.4	2.6
Restructuring charges	0.7	0.1	0.6	873.0	0.2	—
Other	4.6	4.2	0.4	11.0	1.2	1.2

Total operating expenses	$192.1	$185.2	$6.9	3.8%	52.2%	52.9%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Compensation—revenue generating	$31.4	$37.1	$(5.7)	(15.4)%	8.5%	10.6%
Compensation—administrative	17.5	18.1	(0.6)	(3.3)	4.8	5.2
Benefits and other	10.6	12.3	(1.7)	(13.4)	2.9	3.5

Total salaries and benefits	$59.5	$67.5	$(8.0)	(11.8)%	16.2%	19.3%

Compensation for our revenue generating departments was lower in 2012 due to lower average headcount of in-house account representatives. We reduced headcount for our collection operations as a result of the closures of the San Antonio and Tempe collection offices. We also reduced headcount in our legal channel in connection with our shift to a preferred third party relationship, which had the effect of increasing agency fees included in collections expense. In addition, we continued to utilize and refine our analytics and inventory management to shift inventory between internal and third party collection channels, both onshore and offshore, which has allowed us to more efficiently utilize our personnel resources and reduce headcount. During 2012, we had an average of 437 in-house account representatives, including supervisors, compared to an average of 659 in 2011. Lower expenses for benefits and other compensation were the result of lower utilization of our self-insured medical programs, lower expected annual bonuses and lower payroll taxes, offset in part by higher expenses related to the reinstatement of Company contributions for our 401(k) plan in the third quarter of 2011.

Collections Expense. The following table summarizes the significant components of collections expense:

	Years Ended December 31,				Percentage of Cash Collections Years Ended December 31,
($ in millions)	2012	2011	Change	Percentage Change	2012	2011
Forwarding fees	$54.9	$45.7	$9.2	20.1%	14.9%	13.1%
Court and process server costs	35.6	29.1	6.5	22.3	9.7	8.3
Lettering campaigns and telecommunications costs	12.2	14.8	(2.6)	(17.6)	3.3	4.2
Data provider costs	5.4	5.0	0.4	8.6	1.5	1.4
Other	4.7	4.1	0.6	14.7	1.3	1.2

Total collections expense	$112.8	$98.7	$14.1	14.3%	30.7%	28.2%

Forwarding fees include fees paid to third parties to collect on our behalf, including our agency firm in India. These fees increased in 2012 compared to 2011 as a result of an increase in accounts placed with third party agencies and higher cash collections generated by third parties in both our legal and call center collection channels. Collections from third party relationships were $241.3 million and $157.4 million, or 65.6% and 45.0% of cash collections, for 2012 and 2011, respectively. Fees paid to agencies are typically a percentage of collections generated, with rates that vary based on the age and type of paper that we outsource. Our agency firm in India is paid a fixed rate per representative, along with certain performance incentives, so overall forwarding rates will vary based on the relative performance of this firm. During the second half of 2011, we began shifting from using in-house attorneys to using a preferred third party law firm for certain legal channel collections. The collections by our preferred third party law firm contributed to higher third party collections and forwarding fees in 2012. We expect agency fees and related collections to remain higher in future periods than in the past as a result of increased volume placed with third parties. These fees will be offset by lower compensation and benefits related to in-house collection associates.

Court and process server costs increased $6.5 million to $35.6 million in 2012 as a result of higher legal activity driven by higher purchasing in recent periods and an increase in the number of accounts selected for legal action. In early 2012, we performed an analysis of our inventory of accounts using a newly developed legal suit selection model. The model identified accounts eligible for suit that were not already in our legal collection channel. During the second quarter, we began placing a selection of those accounts in our legal channel and initiating suit. This increase in volume helped drive the 22.3% increase in these costs because the legal collection model requires an up-front investment in court costs and other fees, which we expense as incurred. There generally is a delay between incurring these costs and generating collections on the accounts in the legal process, which can cause a change in court costs that is disproportionate to the change in legal collections. Even though 2012 expense and profitability were negatively impacted by these investments, we believe the overall return on investment is higher in the legal collection channel than in the call center channel.

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

Administrative. Administrative expenses decreased to $8.9 million in 2012 from $9.0 million in 2011. The decrease was primarily related to a charge during the third quarter of 2011 of $1.25 million to increase the settlement accrual for the FTC matter, partially offset by an increase in outside consulting fees in 2012.

Restructuring Charges. Restructuring charges were $0.7 million in 2012 compared to $0.1 million in 2011. Restructuring charges of $0.2 million in 2012 were related to the closing of our San Antonio, Texas collection office, which was initiated in the fourth quarter of 2011, while restructuring charges of $0.5 million were related to the closing of our Tempe, Arizona collection office in the fourth quarter of 2012. Charges during 2011 were related to closing our San Antonio, Texas collection office.

Interest Expense. Interest expense was $20.8 million for 2012, an increase of $9.0 million compared to $11.8 million during 2011. During the fourth quarter of 2011, we entered into a new credit agreement, which resulted in higher interest and additional deferred financing costs, including an original issue discount of $11.4 million that is amortized over the term of the credit agreement. We recognized expense of $2.3 million for the amortization of the original issue discount during 2012. In addition, the increase in interest expense was due to an increase in average borrowings, which were $175.5 million during 2012 compared to $167.4 million in 2011. Refer to “Liquidity and Capital Resources” for additional information.

Loss on extinguishment of debt. Loss on extinguishment of debt was $1.1 million in 2011. The loss related to the write-off of the unamortized portion of deferred financing costs related to our prior term loan.

Income Taxes. We recognized income tax expense of $3.1 million and $8.0 million for 2012 and 2011, respectively. The current year effective tax rate of 22.4% reflects a federal tax rate of 30.1% and a state tax rate which reflects a benefit of 7.7% (net of federal tax effect). For 2011, the effective tax rate of 39.9% reflects a federal tax rate of 37.4% and state tax rate of 2.5% (net of federal tax effect).

The 2012 rate differed from the expected federal statutory rate of 35% primarily due to the benefits resulting from federal tax credits and state tax initiatives undertaken during the year related to sourcing of income-generating activities. The 2011 rate differed from the expected federal statutory rate of 35% primarily due to the additional accrual for the FTC non-deductible civil penalty of $1.25 million.

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

The 6.4% increase in cash collections for the year ended December 31, 2011 was a result of a combination of higher levels of recent purchasing, improved use of analytical tools and continued improvement in the utilization of our proprietary collection platform, which provided efficiencies that helped improve collector productivity, particularly in our legal collections channel. Refer to the “Cash Collections” tables on page 45 for additional information on collections by channel. Although the overall collection environment remained challenging, we saw some improvement in general macro-economic factors, which improved debtor’s ability to repay their obligations. Compared to prior year results, investment in purchased receivables increased by 18.2% in 2011 and 12.4% in 2010. Generally, collections are strongest on portfolios six to 18 months after purchase, therefore, these increases have had a positive impact on current collections. Cash collections included collections from fully amortized portfolios, or zero basis collections, of $50.7 million and $49.4 million for 2011 and 2010, respectively, of which 100% was reported as revenue. The increase in these collections was a result of shifts in our work strategy and other initiatives.

The amortization rate of 38.0% for the year ended December 31, 2011 was 250 basis points lower than the amortization rate of 40.5% for the same period of 2010. The decline in the amortization rate was a result of higher weighted-average yields, higher net impairment reversals and higher zero basis collections. During 2011, we increased yields on multiple portfolios from the 2006 through 2010 vintages, which results in a higher percentage of cash collections being applied to purchased receivable revenue and less to amortization. Increases in assigned yields are generally a result of increases in expected future collections. We recognized net impairment reversals of $6.2 million during the year compared to net impairment reversals of $2.3 million in 2010. These impairment reversals were also a result of increased expectations for future collections on certain portfolios from the 2005 through 2010 vintages. The increase in zero basis collections in 2011 also reduced the amortization rate since those collections are recorded as revenue in the period collected. Refer to “Supplemental Performance Data” on pages 41 and 42 for a summary of purchased receivable revenues and amortization rates by year of purchase and an analysis of the components of collections and amortization.

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

Total purchases consisted of the following:

	Years Ended December 31,
($ in millions, net of buybacks)	2011	2010	Change	Percent
Acquisitions of purchased receivables, at cost	$160.6	$135.9	$24.7	18.2%
Acquisitions of purchased receivables, at face value	$5,320.6	$3,780.8	$1,539.8	40.7%
Percentage of face value	3.02%	3.59%
Percentage of forward flow purchases, at cost of total purchasing	32.5%	46.0%
Percentage of forward flow purchases, at face value of total purchasing	22.9%	35.0%

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

Forwarding fees include fees paid to third parties to collect on our behalf, including our agency firm in India. These fees increased in 2011 compared to 2010 as a result of an increase in accounts placed with third party agencies and higher cash collections generated by third parties, primarily in our non-legal channel. Collections from third party relationships were $157.4 million and $117.9 million, or 45.0% and 35.9% of cash collections, for 2011 and 2010, respectively. Fees paid to agencies are typically a percentage of collections generated, with rates that vary based on the age and type of paper that we outsource. Our agency firm in India is paid a fixed rate per representative, along with certain performance incentives, so overall forwarding rates will vary based on the relative performance of this firm.

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

Income Taxes. We recognized income tax expense of $8.0 million for 2011 and a tax benefit of $8.5 million for 2010. The current year effective tax rate of 39.9% reflects a federal tax rate of 37.4% and a state tax rate of 2.5% (net of federal tax effect). For 2010, the effective tax rate of 83.9% reflects a federal tax rate of 81.0% and state tax rate of 2.9% (net of federal tax effect).

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

The primary factor in determining purchased receivable revenue is the IRR assigned to the carrying value of portfolios. The IRR is the calculated monthly yield that will allow a portfolio to fully amortize over its expected life, which is the period over which we believe we can accurately predict collections. When carrying balances go down or assigned IRRs are lower than historical levels, revenue will generally be lower. When carrying balances increase or assigned IRRs go up, revenue will generally be higher. Purchased receivable revenue also depends on the amount of impairments or impairment reversals recognized. When collections fall short of expectations or future expectations decline, impairments may be recognized in order to write-down a portfolio’s balance to reflect lower estimated total collections. When collections exceed expectations or the future forecast improves, we may reverse previously recognized impairments or increase assigned IRRs when there are no previous impairments to reverse. Zero basis collections are collections on portfolios that no longer have a carrying balance and therefore do not generate revenue by applying an assigned IRR. Collections on these portfolios are recognized as purchased receivables revenue in the period collected.

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase as of December 31, 2012:

Year of Purchase	Number of Portfolios	Purchase Price(1)	Cash Collections	Estimated Remaining Collections(2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	($ in thousands)
2006	154	$141,958	$347,007	$7,811	$354,818	250%
2007	158	169,091	311,026	25,133	336,159	199
2008	164	153,445	271,284	49,066	320,350	209
2009	123	120,864	233,181	95,859	329,040	272
2010	122	135,893	174,785	131,299	306,084	225
2011	133	160,591	135,403	232,009	367,412	229
2012	112	164,657	34,993	322,121	357,114	217

Total	966	$1,046,499	$1,507,679	$863,298	$2,370,977	227%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

Estimated Remaining Collections (“ERC”) were $826.9 million at December 31, 2011. ERC and total Estimated Collections as a Percentage of Purchase Price by vintage may fluctuate from quarter to quarter. Some factors that contribute to quarterly fluctuations include the level of purchasing in the current year relative to current year collections, as well as changes in work effort strategies and the movement of accounts between collection channels. Our calculated ERC of $863.3 million at December 31, 2012 was determined using the methodology in place at November 14, 2011, the effective date of the current credit agreement, since ERC is used to determine our monthly borrowing base. We have estimated an additional $38.6 million of future collections from accounts in our legal collections channel for which the suit process has not yet been initiated. These estimated collections are excluded from the calculation of ERC which determines restrictions to levels of borrowing under our credit agreement. Refer to “Liquidity and Capital Resources” on page 46 for additional information regarding these restrictions.

The following table summarizes our quarterly portfolio purchases since January 1, 2010:

($ in thousands)
Quarter of Purchase	Number of Portfolios	Purchase Price(1)	Face Value
Q1 2010	28	29,603	818,201
Q2 2010	41	48,390	1,493,757
Q3 2010	34	41,133	1,171,938
Q4 2010	19	16,767	296,948
Q1 2011	37	46,299	1,225,340
Q2 2011	39	49,292	1,598,281
Q3 2011	31	38,275	1,317,013
Q4 2011	26	26,725	1,179,963
Q1 2012	27	21,149	803,549
Q2 2012	28	58,693	2,076,396
Q3 2012	17	23,944	766,123
Q4 2012	40	60,871	1,334,429

Total	367	$461,141	$14,081,938

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of December 31, 2012:

($ in thousands)
Year of Purchase	Unamortized Balance	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2005	$2	$100,218	0.0%	0.0%
2006	4,840	141,958	3.4	1.3
2007	12,381	169,091	7.3	3.3
2008	18,606	153,445	12.1	5.0
2009	28,568	120,864	23.6	7.7
2010	54,407	135,893	40.0	14.7
2011	101,864	160,591	63.4	27.5
2012	150,232	164,657	91.2	40.5

Total	$370,900	$1,146,717	32.3%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.

The following table summarizes purchased receivable revenues and amortization rates by year of purchase:

	Year ended December 31, 2012
Year of Purchase	Collections	Revenue	Amortization Rate(1)	Monthly Yield(2)	Net Impairments (Reversals)	Zero Basis Collections
2007 and prior	$82,771,834	$67,738,984	N/M	N/M	$(10,237,000)	$41,467,615
2008	35,678,469	22,836,556	36.0%	7.65%	—	4,182,909
2009	54,963,200	36,874,552	32.9	8.12	(2,304,000)	177,780
2010	64,486,104	32,964,588	48.9	3.93	—	—
2011	94,940,993	45,066,231	52.5	2.93	4,083,000	—
2012	34,993,346	20,568,316	41.2	2.90	—	—

Totals	$367,833,946	$226,049,227	38.5%	5.45%	$(8,458,000)	$45,828,304

	Year ended December 31, 2011
Year of Purchase	Collections	Revenue	Amortization Rate(1)	Monthly Yield(2)	Net Impairments (Reversals)	Zero Basis Collections
2006 and prior	$79,506,740	$65,073,002	N/M	N/M	$(8,344,400)	$43,649,643
2007	36,610,606	17,261,410	52.9%	4.65%	(170,000)	1,037,961
2008	47,668,069	25,465,249	46.6	5.02	—	5,965,147
2009	69,121,427	38,523,502	44.3	5.28	2,304,000	36,428
2010	76,629,430	38,987,433	49.1	3.09	—	—
2011	40,462,024	31,609,322	21.9	3.25	—	—

Totals	$349,998,296	$216,919,918	38.0%	5.34%	$(6,210,400)	$50,689,179

	Year ended December 31, 2010
Year of Purchase	Collections	Revenue	Amortization Rate(1)	Monthly Yield(2)	Net Impairments (Reversals)	Zero Basis Collections
2005 and prior	$66,351,793	$53,860,550	N/M	N/M	$(1,852,856)	$41,245,515
2006	35,935,075	20,699,103	42.4%	6.88%	(588,054)	4,132,956
2007	49,142,614	25,669,601	47.8	4.08	105,467	2,375,440
2008	62,549,786	29,168,202	53.4	3.42	—	849,701
2009	81,170,136	45,049,351	44.5	3.91	—	825,894
2010	33,669,086	21,346,794	36.6	2.73	—	—

Totals	$328,818,490	$195,793,601	40.5%	5.05%	$(2,335,443)	$49,429,506

(1)	“N/M” indicates that the calculated percentage is not meaningful.

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

The following factors contributed to the change in amortization rates from prior years:

•

Total amortization was higher than in prior years, primarily because of higher collections on amortizing pools. The amortization rate increased slightly for 2012 compared to 2011 as a result of higher collections on amortizing pools and lower zero basis collections. Portfolio balances that amortize too slowly in relation to current or expected collections may lead to impairments. If portfolio balances amortize too quickly and we expect collections to continue to exceed expectations, previously recognized impairments may be reversed, or if there are no impairments to reverse, we may increase assigned yields;

•	total amortization of receivables balances for 2012 increased compared to prior years as a result of higher average balances of purchased receivables and higher collections on amortizing pools;

•

net impairments are recorded as additional amortization, and increase the amortization rate, while net reversals have the opposite effect. Higher net impairment reversals during 2012 reduced total amortization compared to prior years; and

•

declining zero basis collections in 2012 compared to 2011 increased the amortization rate because 100% of these collections are recorded as revenue and do not contribute towards portfolio amortization.

	Years Ended December 31,
($ in millions)	2012	2011	2010
Cash collections:
Collections on amortizing pools	$322.0	$299.3	$279.4
Zero basis collections	45.8	50.7	49.4

Total collections	$367.8	$350.0	$328.8

Amortization:
Amortization of receivables balances	$150.1	$137.3	$133.5
Impairments	4.3	2.8	1.1
Reversals of impairments	(12.8)	(9.0)	(3.5)
Cost recovery amortization	0.2	2.0	1.9

Total amortization	$141.8	$133.1	$133.0

Purchased receivable revenues, net	$226.0	$216.9	$195.8

Amortization rate	38.5%	38.0%	40.5%
Core amortization rate(1)	44.0%	44.5%	47.6%

(1)	The core amortization rate is calculated as total amortization divided by collections on amortizing portfolios.

Account Representative Tenure and Productivity

We measure traditional call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays the experience of our account representatives:

In-House Account Representatives, including Supervisors, by Experience

	Years Ended December 31,
	2012	2011	2010
One year or more(1)	257	369	514
Less than one year(2)	180	290	365

Total	437	659	879

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives and supervisors with one or more years of service.

(2)	Based on number of average traditional call center FTE account representatives and supervisors with less than one year of service, including new associates in training.

Off-Shore Account Representatives(1)

	Years Ended December 31,
	2012	2011	2010
Number of account representatives	240	250	227

(1)	Based on number of average off-shore account representatives staffed by a third party agency measured on a per seat basis.

The following table displays our account representative productivity:

Overall Account Representative Collection Averages

	Years Ended December 31,
	2012	2011	2010
Overall collection averages	$220,385	$176,779	$164,206

In-house account representative average collections per FTE increased during 2012 by 24.7% as compared to 2011. Account representative productivity improved as a result of additional improvements in inventory and channel management strategies, which led to a reduction in the number of in-house FTE, continued refinement of our training programs and our standardized collection methodology, targeted lettering and dialing strategies, skip tracing efforts and improved analytical models and tools. In-house account representative average collections per FTE increased in 2011 by 7.7% as compared to 2010, as a result of increased purchasing in 2011 coupled with more effective training programs and better utilization of our standardized collection methodology.

Cash Collections

The following tables provide further detailed vintage collection information on an annual and a cumulative basis:

Historical Collections(1)

($ in thousands)
Year of Purchase	Purchase Price(2)	Years Ended December 31,
		2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Pre-2003		$161,753	$149,999	$133,863	$105,743	$76,117	$48,163	$31,895	$22,144	$19,104	$14,489
2003	$87,138	36,067	94,564	94,234	79,423	58,359	38,408	23,842	15,774	12,440	8,759
2004	86,390	—	23,365	68,354	62,673	48,093	32,276	21,082	13,731	10,881	7,675
2005	100,218	—	—	23,459	60,280	50,811	35,638	22,726	14,703	11,428	7,973
2006	141,958	—	—	—	32,751	101,529	79,953	53,239	35,994	25,654	17,946
2007	169,091	—	—	—	—	36,269	93,183	69,891	49,085	36,611	25,930
2008	153,445	—	—	—	—	—	41,957	83,430	62,548	47,668	35,679
2009	120,864	—	—	—	—	—	—	27,926	81,170	69,121	54,963
2010	135,893	—	—	—	—	—	—	—	33,669	76,629	64,486
2011	160,591	—	—	—	—	—	—	—	—	40,462	94,941
2012	164,657	—	—	—	—	—	—	—	—	—	34,993

Total		$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$334,031	$328,818	$349,998	$367,834

Cumulative Collections(1)

($ in thousands)
Year of Purchase	Purchase Price(2)	Total Through December 31,
		2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
2003	$87,138	$36,067	$130,631	$224,865	$304,288	$362,647	$401,055	$424,897	$440,671	$453,111	$461,870
2004	86,390	—	23,365	91,719	154,392	202,485	234,761	255,843	269,574	280,455	288,130
2005	100,218	—	—	23,459	83,739	134,550	170,188	192,914	207,617	219,045	227,018
2006	141,958	—	—	—	32,751	134,280	214,233	267,472	303,466	329,120	347,066
2007	169,091	—	—	—	—	36,269	129,452	199,343	248,428	285,039	310,969
2008	153,445	—	—	—	—	—	41,957	125,387	187,935	235,603	271,282
2009	120,864	—	—	—	—	—	—	27,926	109,096	178,217	233,180
2010	135,893	—	—	—	—	—	—	—	33,669	110,298	174,784
2011	160,591	—	—	—	—	—	—	—	—	40,462	135,403
2012	164,657	—	—	—	—	—	—	—	—	—	34,993

Cumulative Collections as Percentage of Purchase Price(1)

Year of Purchase	Purchase Price(2)	Total Through December 31,
		2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
2003	$87,138	41%	150%	258%	349%	416%	460%	488%	506%	520%	530%
2004	86,390	—	27	106	178	234	271	296	312	324	333
2005	100,218	—	—	23	83	134	169	191	206	217	225
2006	141,958	—	—	—	23	94	151	188	213	231	244
2007	169,091	—	—	—	—	21	77	118	147	169	184
2008	153,445	—	—	—	—	—	27	81	122	154	177
2009	120,864	—	—	—	—	—	—	23	90	147	193
2010	135,893	—	—	—	—	—	—	—	25	81	129
2011	160,591	—	—	—	—	—	—	—	—	25	84
2012	164,657	—	—	—	—	—	—	—	—	—	21

(1)	Does not include proceeds from sales of receivables.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Seasonality

The success of our business depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. Operating expenses are seasonally higher during the first and second quarters of the year due to expenses necessary to process the increase in cash collections. Collections and operating expenses also may fluctuate from quarter to quarter depending on inventory management strategies, such as our investment in court costs through our legal collection channel. In addition, our operating results may be affected by the timing of purchases of portfolios of charged-off consumer receivables, which may increase collections and costs associated with initiating collection activities. The timing of purchases, inventory strategies and other operational factors may result in collections and operating expenses that offset typical seasonal patterns. Revenue recognized is relatively level, excluding the impact of impairments or impairment reversals, due to the application of the Interest Method of revenue recognition. Consequently, income and margins may fluctuate from quarter to quarter.

The following table summarizes our quarterly cash collections:

Cash Collections

Quarter	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
First	$101,132,875	27.5%	$91,284,934	26.1%	$89,215,330	27.1%	$94,116,937	28.2%	$100,264,281	27.1%
Second	91,868,994	25.0	89,171,558	25.5	84,214,073	25.6	87,293,577	26.1	95,192,743	25.8
Third	89,168,247	24.2	87,437,890	25.0	78,860,926	24.0	77,832,357	23.3	90,775,528	24.6
Fourth	85,663,830	23.3	82,103,914	23.4	76,528,161	23.3	74,787,726	22.4	83,345,578	22.5

Total cash collections	$367,833,946	100.0%	$349,998,296	100.0%	$328,818,490	100.0%	$334,030,597	100.0%	$369,578,130	100.0%

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

	Years ended December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Call center collections	$190,759,958	51.9%	$192,907,463	55.1%	$181,415,069	55.2%	$180,469,613	54.0%	$205,536,988	55.6%
Legal collections	177,073,988	48.1	157,090,833	44.9	147,403,421	44.8	153,560,984	46.0	164,041,142	44.4

Total cash collections	$367,833,946	100.0%	$349,998,296	100.0%	$328,818,490	100.0%	$334,030,597	100.0%	$369,578,130	100.0%

The average collection payment size grew 4.4% to $181 during 2012. This increase reflects the net impact of a 1.9% increase in the size of average call center collection payments and an increase of 6.3% in the size of average legal payments when compared to 2011. The increase in call center payment size was a result of continued improvement in targeted collections strategies which we began to implement in 2010. The overall increase in the size of payments from the legal channel reflects improvements in performance from our third party collection channel and positive trends in collections from bankruptcy claims.

The average collection payment size grew 12.2% to $174 during 2011. This increase reflects the net impact of a 12.7% increase in the size of average call center collection payments and an increase of 11.5% in the size of average legal payments when compared to 2010. The increase in call center payment size was a result of improvement in targeted collections strategies which we began to implement in 2010. The overall increase in the size of payments from the legal channel was due to continued improvements in our dialing and lettering strategies, increases in average garnishment payments and efficiencies provided by utilization of our proprietary collection platform.

Liquidity and Capital Resources

In order to manage our business most effectively, we closely monitor our liquidity and capital resources. Key variables we use to manage our liquidity position are the level and timing of acquisitions of purchased receivables, short-term borrowings under our credit facilities, capital expenditures and discretionary administrative expenses.

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

Borrowings

We maintain a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein (the “Credit Agreement”). Under the terms of the Credit Agreement, we have a five-year $95.5 million revolving credit facility that expires in November 2016 (the “Revolving Credit Facility”), which may be limited by financial covenants, and a six-year $175.0 million term loan facility that expires in November 2017 (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Agreement, effective November 14, 2011, replaced a similar credit agreement with JPMorgan Chase Bank, N.A entered into during June 2007. See Note 4, “Notes Payable”, of the accompanying consolidated financial statements for further information about our credit facilities.

The Credit Agreement includes an accordion loan feature that allows us to request an aggregate $75.0 million increase in the Revolving Credit Facility and/or the Term Loan Facility. We have not requested any increases to the Credit Facilities under this feature. The Credit Facilities also include sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Credit Agreement is secured by substantially all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of December 31, 2012 were:

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

The financial covenants may restrict our ability to borrow against the Revolving Credit Facility. However, at December 31, 2012, we were able to access the total available borrowings on the Revolving Credit Facility of $70.1 million, based on the financial covenants. Borrowing capacity may be reduced under this ratio in the future if there are significant declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings.

The Credit Facilities also include a borrowing base limit on total principal balances under the combined Credit Facilities of 25% of estimated remaining collections, calculated on a monthly basis. This borrowing base calculation limited access to additional borrowings on our Revolving Credit Facility to approximately $24.2 million at December 31, 2012. Since we utilize borrowings on the Revolving Credit Facility to fund a significant portion of our purchases, we continuously monitor our ability to borrow relative to the borrowing base limit. The month end date at which the borrowing base limit was most restrictive was June 30, 2012, at which time we had access to additional borrowings of $21.2 million on our Revolving Credit Facility.

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

We were not required to make an Excess Cash Flow payment based on the results of operations for any of the years ended December 31, 2012, 2011 or 2010.

The Term Loan Facility requires quarterly principal repayments over the term of the agreement, with the remaining principal balance due on the maturity date. The following table details remaining required repayment amounts:

Year Ending December 31,	Amount
2013	$8,750,000
2014	14,000,000
2015	22,748,000
2016	22,748,000
2017(1)	98,004,000

(1)	Includes three quarterly principal payments with the remaining balance due on the maturity date.

Outstanding borrowings on notes payable were as follows:

	December 31,
	2012	2011
Term Loan Facility	$166,250,000	$175,000,000
Revolving Credit Facility	25,400,000	8,200,000
Original issue discount on Term Loan	(8,738,854)	(11,077,130)

Total Notes Payable	$182,911,146	$172,122,870

Weighted average interest rate on total outstanding borrowings	8.26%	8.56%
Weighted average interest rate on revolving credit facility	5.09%	4.57%

Total outstanding borrowings in 2012, net of the original issue discount on the Term Loan Facility, increased by $10.8 million.

We were in compliance with all covenants of the Credit Agreement as of December 31, 2012.

Cash Flows

The majority of our cash flow requirements are for purchases of receivables and payment of operating expenses. Historically, these items have been funded with internal cash flow and with borrowings against our Revolving Credit Facility. For the year ended December 31, 2012, we invested $164.1 million in purchased receivables primarily by using internal cash flow. Our cash balance increased from $7.0 million at December 31, 2011 to $14.0 million as of December 31, 2012. The increase in cash at December 31, 2012 compared to 2011 was the result of the timing of collections received towards the end of the month. We also recorded a net increase in borrowings on our Credit Facilities of $8.5 million during 2012. At December 31, 2012, we had the ability to increase the borrowings on our Revolving Credit Facility by approximately $70.1 million.

Our operating activities provided cash of $15.4 million, $19.4 million and $7.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash provided by operating activities is generated primarily from operating income earned through cash collections as adjusted for non-cash items and the timing of payments of income taxes, timing of payments for accounts payable and changes to accrued liabilities. We rely on cash generated from our operating activities and from the principal collected on our purchased receivables, included as a component of investing activities, to allow us to fund operations and re-invest in purchased receivables. Cash provided by operations decreased as a result of higher operating expenses and higher net impairment reversals. We recorded net impairment reversals of $8.5 million, $6.2 million and $2.3 million for the years ended December 31, 2012, 2011and 2010, respectively, which resulted in negative non-cash adjustments to net income when determining cash flow from operating activities. Declines in cash collections, if not offset by reductions in operating expenses, will decrease cash provided by operating activities in future periods.

Investing activities used cash of $16.5 million, $26.9 million and $3.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The change in cash used by investing activities in 2012 was a result of $164.1 million invested in purchased receivables in 2012 as compared to $160.5 million and $137.5 million in 2011 and 2010, respectively. The increase in purchasing was offset by principal collected on purchased receivables balances of $150.3 million for 2012, compared to $139.3 million and $135.4 million in 2011 and 2010, respectively. We believe that we have sufficient capacity in our amended and restated Credit Facilities when combined with anticipated cash flows from operations to fund investment in purchased receivables at or above historical levels.

We acquired $3.1 million, $5.8 million and $2.3 million in property and equipment in 2012, 2011 and 2010, respectively, primarily related to software and computer equipment for our collection platform and improvements to our telecommunications systems. Implementation of the collection platform has been funded through cash flow from operating activities and borrowings under our Revolving Credit Facility. We also acquired substantially all of the assets of our collection platform software provider during 2010 for $0.8 million.

Financing activities provided cash of $8.1 million and $8.8 million in 2012 and 2011, respectively and used cash of $3.7 million for 2010. This was primarily due to net borrowings on our Revolving Credit Facility and Term Loan Facility of $8.5 million and $14.6 million (net of $11.4 million of original issue discount) in 2012 and 2011, respectively. In 2010 we made repayments of $2.8 million on our Credit Facilities. In addition, we made payments for deferred financing costs of $5.5 million (associated with the new Credit Agreement), and $0.8 million in 2011 and 2010, respectively. Cash provided by financing activities would increase in future periods to the extent we use additional net borrowings on our Revolving Credit Facility.

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

The following table reconciles net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Years Ended December 31,
	2012	2011	2010(1)
Net income (loss)	$10,917,581	$12,024,560	$(1,616,132)
Adjustments:
Income tax expense (benefit)	3,144,701	7,983,828	(8,451,668)
Interest expense	20,768,016	11,760,564	11,203,730
Loss on extinguishment of debt	—	1,110,850	—
Depreciation and amortization	4,788,112	4,166,279	4,665,775
Share-based compensation	1,266,880	1,012,272	1,194,802
Gain on sale of assets, net	(175,272)	(4,066)	(998,248)
Non-cash restructuring charges and impairment of assets	198,103	11,982	1,189,900
Purchased receivables amortization	141,784,719	133,078,378	133,024,889
2010 Third Party Charge	—	—	5,300,000
Cash restructuring charges	528,351	62,682	2,250,000
FTC related charges	7,898	1,700,573	1,966,468

Adjusted EBITDA	$183,229,089	$172,907,902	$149,729,516

(1)

Adjusted EBITDA as reported for 2010 has been restated to be consistent with the current presentation. The definition of Adjusted EBITDA was updated during 2011 in order to be consistent with a similar definition in our amended and restated Credit Agreement. The restatement increased the amounts previously disclosed by $7,557,598 for 2010. We believe the revised definition of Adjusted EBITDA better matches the uses as described above.

Collections, other revenue and operating expenses, net of the adjustment items, are the primary drivers of Adjusted EBITDA. During 2012, Adjusted EBITDA was $10.3 million higher than 2011. This increase was a result of an increase in cash collections of $17.8 million partially offset by an increase in applicable operating expenses of $7.3 million. During 2011, Adjusted EBITDA was $23.2 million higher than 2010. This increase was a result of an increase in cash collections of $21.2 million combined with a decrease in applicable operating expenses of $2.3 million.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2012:

	Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter
Operating lease obligations(1)	$5,035,049	$5,098,017	$4,116,243	$1,619,934	$66,104	$22,178
Capital lease obligations	21,770	5,952	5,952	5,952	4,464	—
Purchase obligations	5,396,120	341,648	19,560	1,630	—	—
Forward flow obligations(2)	49,198,722	—	—	—	—	—
Revolving credit(3)	—	—	—	25,400,000	—	—
Term loan(4)	8,750,000	14,000,000	22,748,000	22,748,000	98,004,000	—
Contractual interest on derivative instruments	928,256	872,242	782,317	663,023	141,700	—

Total(5)	$69,329,917	$20,317,859	$27,672,072	$50,438,539	$98,216,268	$22,178

(1)	Operating lease obligations have not been reduced by minimum sublease rentals of $401,235 due through November 30, 2014 under noncancelable subleases.

(2)	We have eight forward flow contracts that have terms beyond December 31, 2012 with the last contract expiring in October 2013.

(3)

To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in November 2016 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is not included in the amount outstanding as of December 31, 2012.

(4)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in November 2017. The variable interest is not included within the amount outstanding as of December 31, 2012.

(5)	We have a liability of $0.9 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of the payment cannot be reliably estimated.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

We generally account for our revenues from collections on purchased receivables by using the Interest Method in accordance with U.S. GAAP, which requires making reasonable estimates of the timing and amount of future cash collections. Application of the Interest Method requires the use of estimates, primarily estimated remaining collections, to calculate a projected IRR for each pool. The IRR is the calculated monthly yield that will allow a portfolio to fully amortize over its expected life, which is the period over which we believe we can accurately predict collections. These estimates are based on historical cash collections, anticipated work effort and payer dynamics. If future cash collections are materially different in amount or timing from the remaining collections estimate, earnings could be affected, either positively or negatively. The estimates of remaining collections are sensitive to the inputs used and the performance of each pool. Performance is dependent on macro-economic factors and the specific characteristics of the accounts in the pool. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact on revenue by allowing us to reverse previously recognized impairments or increase the assigned IRR. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and may result in impairments of receivables balances. Reductions in future collection estimates and impairments of purchased receivables balances put pressure on certain financial covenants in our Credit Facilities.

We use the cost recovery method when collections on a particular portfolio cannot be reasonably predicted. The cost recovery method may be used for pools that previously had an IRR assigned. Under the cost recovery method, no revenue is recognized until we have fully collected the pool’s balance.

We purchase pools of homogenous accounts receivable and record each pool at its acquisition cost. Pools may be aggregated into one or more static pools within each quarter, based on common risk characteristics. Risk characteristics of purchased receivables are generally assumed to be similar since purchased receivables are usually in the late stages of the post charged-off collection cycle. We therefore aggregate most pools purchased within each quarter. Each static pool, either aggregated or non-aggregated, retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for recognition of revenue, principal payments and impairments.

Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An IRR is calculated for each static pool of receivables based on projected cash flows. The IRR is applied to the remaining balance of each static pool to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess actual performance compared to expected performance. This review includes an assessment of the actual results of cash collections, the work effort used and expected to be used in future periods, the components of the static pool including type of paper, the average age of individual accounts, certain account demographics and other factors that help us understand how a pool may perform in future periods. Generally, to the extent the differences in actual performance versus expected performance are favorable and the results of the review of pool demographics is also favorable, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the review of actual performance results in revised cash flow estimates that are less than the original estimates, and if the results of the review lead us to believe the decline in performance is not temporary, the IRR remains unchanged and an impairment is recognized to write down the balance of the static pool. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

These periodic reviews, and any adjustments or impairments, are shared with our Audit Committee.

Goodwill

We periodically review the carrying value of goodwill to determine whether impairment exists. U.S. GAAP requires goodwill be assessed annually for impairment. We first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment analysis prescribed by U.S. GAAP. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Market capitalization was above book value at the time of the annual goodwill impairment test on November 1, 2012, but was below book value during other periods of 2012. As a result, we performed a step one analysis to assess the fair value of our single reporting unit. The estimate of fair value of our goodwill reporting unit, the purchased receivables operating segment, is determined using various valuation techniques including market capitalization, which is a Level 1 input, and an analysis of discounted cash flows, which includes Level 3 inputs. We performed a discounted cash flow analysis, as of the testing date, which resulted in fair value in excess of book value by 45.8%, which indicated goodwill was not impaired. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash collections, revenues, cash flows, growth rates and discount rates which we base on our budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit, which we calculated to be 16.4%. A 410 basis point increase in the discount rate, or a decrease in cash flow of approximately $12.3 million in each year of the analysis would have resulted in an excess of book value over fair value.

Based on the fair value calculations, we believe there was no impairment of goodwill as of November 1, 2012. No events occurred subsequent to the annual testing that would imply goodwill impairment exists, and therefore, additional testing was not performed.

The assessment of the fair value of goodwill will change in future periods based on a mix of the results of operations, changes in forecasted profitability and cash flows, assumptions used in our fair value models and other market factors that may change the risk inherent in the reporting unit, most importantly factors impacting our cost of equity and the regulatory environment. We will continue to monitor these factors and related changes, which may require us to prepare an interim analysis prior to the next required annual assessment. At December 31, 2012, the carrying value of goodwill was $14.3 million. If there is an impairment in future periods, all or a portion of the carrying value of goodwill would be recorded as an impairment of assets in the consolidated statements of operations. This charge would be a non-cash event, and as such, would not have a material impact on our business, operations or ability to borrow on our Credit Facilities. In addition, the non-cash charge would not impact the covenants in our Credit Facilities or other contractual commitments.

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be reversed.

The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. We account for uncertain tax positions using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Recently Issued Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies”, of the accompanying consolidated financial statements for further information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. Accordingly, we may periodically enter into interest rate swap agreements for non-trading purposes to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities, not including the unamortized original issue discount on the Term Loan Facility, were $191.7 million, $183.2 million and $157.3 million as of December 31, 2012, 2011 and 2010, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swapped variable rates equal to three-month LIBOR for fixed rates on an original notional amount of $125.0 million. Every year thereafter, on the anniversary of the swap agreement, the notional amount decreased by $25.0 million. On January 13, 2012, we entered into a second amortizing interest rate swap agreement that became effective on March 13, 2012. On a quarterly basis, we will swap variable rates equal to three-month LIBOR, subject to a 1.5% floor, for fixed rates. The notional amount of the new swap was initially set at $19.0 million. In September 2012, when the original swap agreement expired, the notional amount of the second swap increased to $43.0 million and subsequently, will amortize in proportion to the required principal payments on the Term Loan Facility through March 2017 when the notional amount will be $26.0 million.

The outstanding unhedged borrowings on our Credit Facilities were $148.7 million as of December 31, 2012. Interest rates on unhedged borrowings may be based on the prime rate or LIBOR, at our discretion; however, LIBOR based borrowings under our Term Loan Facility are subject to a 1.5% floor. Assuming a 200 basis point increase in interest rates on the unhedged borrowings, interest expense would have increased by approximately $1.3 million, $2.2 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this report, management with the participation of the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. The disclosure controls and procedures include those that are designed to ensure that information required to be disclosed in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date because of the material weakness described below.

Internal Control Over Financial Reporting

During our review of controls for the period ended December 31, 2012, and in the process of preparing this annual report, management discovered that there was a material weakness in our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Internal control over financial reporting is a process designed by or under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by the Board, management and other personnel, including those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

The material weakness identified during the preparation of this report related to the inadequate design of internal control over the tax accounting process. In this regard, controls were not effectively designed as they relate to management’s monitoring and review of the accuracy of the components of the income tax provision calculations related to certain deferred income taxes, and management’s monitoring of the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Remediation. During the fiscal quarter ended December 31, 2012, management enhanced its control procedures with respect to the review of deferred tax assets and liabilities that identified deficiencies in the design of our internal controls for prior periods. These steps included increased use of third party advisors with expertise in income taxes to assist with the quarterly and annual income tax provision and increased detail in management’s tracking, documentation and reconciliation process related to deferred tax assets and liabilities. Management believes that appropriate controls have been implemented to address the deficiencies in the design of internal controls over the tax accounting process, and that testing of the operational effectiveness of the enhanced controls will result in remediation of the material weakness by the end of 2013.

Changes in Internal Control Over Financial Reporting

As discussed above, during the fourth quarter of 2012, management implemented changes in its internal control over the tax accounting process related to the review of deferred tax assets and liabilities. These changes have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position
Rion B. Needs	50	President and Chief Executive Officer
Reid E. Simpson	56	Senior Vice President—Finance, Chief Financial Officer, Assistant Secretary and Treasurer
Deborah L. Everly	40	Senior Vice President and Chief Acquisitions Officer
Deanna S. Hatmaker	48	Vice President-Human Resources and Corporate Communications
Edwin L. Herbert	62	Vice President-General Counsel, Chief Compliance Officer and Secretary
Darin B. Herring	44	Vice President-Legal Collections
Todd C. Langusch	41	Vice President and Chief Information Officer

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

Deanna S. Hatmaker, Vice President—Human Resources and Corporate Communications—Ms. Hatmaker joined our Company in January 2006 as Vice President-Human Resources. Ms. Hatmaker previously served as the Director and Human Resources Officer in the Michigan Administrative Information Services (“MAIS”) business unit at the University of Michigan in Ann Arbor, Michigan from 2003 to 2005. Prior to joining MAIS, Ms. Hatmaker also served as Vice President—Human Resources and as a member of senior management with H&R Block Financial Advisors, Detroit, Michigan. Ms. Hatmaker has been in the financial services industry for over 21 years.

Edwin L. Herbert, Vice President—General Counsel, Chief Compliance Officer and Secretary— Mr. Herbert joined our Company in September 2006 as Vice President and General Counsel and was appointed Secretary during 2009. Mr. Herbert previously served as an equity partner at Shumaker, Loop & Kendrick, LLP, in Toledo, Ohio, where he practiced law as a member of the firm’s financial institutions practice group from 2004 to 2006. Prior to joining Shumaker, Loop & Kendrick, LLP, Mr. Herbert practiced law with Werner & Blank, LLC, from 1998 to 2004, and was a partner with that firm beginning in January 2000. Mr. Herbert was

Executive Vice President and General Counsel of ValliCorp Holdings, Inc., Fresno, California from 1994 to 1997, and Executive Vice President and General Counsel of CFX Corporation, Keene, New Hampshire from 1997 to 1998. Mr. Herbert is a member of the American Bar Association, and a member of the California, Michigan and Ohio bars. Mr. Herbert has over 27 years experience representing clients in the financial institutions and financial services industry, both in private practice and in in-house roles.

Darin B. Herring, Vice President—Legal Collections—Mr. Herring joined our Company in April 2008 as Vice President-Legal. Prior to joining us, Mr. Herring held various positions at American Express since 1988, most recently as Vice President, Global Commercial Card & Services. Mr. Herring’s prior positions at American Express included Vice President and Regional Leader—Global Reengineering/Six Sigma, and Director—Global Reengineering/Six Sigma. His background in other business units at American Express included consumer card operations, finance operations and strategic enablement services.

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

The other information required by Item 10 is included in the Proxy Statement for the 2013 Annual Meeting of Stockholders of the Company to be held May 7, 2013, to be filed with the Securities and Exchange Commission (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 is included in the Proxy Statement for the 2013 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is included in the Proxy Statement for the 2013 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

The following table contains information about our securities that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants And Rights)
Equity compensation plans approved by stockholders	1,705,917	$8.64	3,213,170

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included in the Proxy Statement for the 2013 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is included in the Proxy Statement for the 2013 Annual Meeting of Stockholders of the Company, to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

(a) The financial statements filed herewith are set forth in the Index to Consolidated Financial Statements on page F-1 of the separate financial section of this Annual Report, which is incorporated herein by reference.

(b) The following exhibits are filed as a part of this Annual Report.

Exhibit Number	Description

2.1	Asset Contribution and Securities Purchase Agreement among Asset Acceptance Holdings, LLC, AAC Holding Corp., Consumer Credit Corp., their respective shareholders and AAC Investors, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

2.2	Share Exchange Agreement dated October 24, 2003, among Asset Acceptance Capital Corp., AAC Investors, Inc., RBR Holding Corp. and the other parties thereto. (Incorporated by reference to Exhibit 2.2 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

3.1	Amended and Restated Certificate of Incorporation of Asset Acceptance Capital Corp. (Incorporated by reference to Exhibit 3.1 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 25, 2004)

3.2	Amended and Restated Bylaws of Asset Acceptance Capital Corp. as of July 25, 2007 (Incorporated by reference to Exhibit 3.1 filed with Current Report on Form 8-K filed on July 31, 2007)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.1	Lease Agreement entered into on September 17, 2009, between Asset Acceptance, LLC and Gateway Montrose, Inc. for the property located at 1100 West Grove Parkway, Suite 101, Tempe, Arizona. (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on November 4, 2009)

10.2	Lease Agreement entered into April 17, 2009, between Asset Acceptance, LLC and TDC Prue Road, L.P. for the property located at 5250 Prue Road, San Antonio, Texas (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on August 3, 2009)

10.3	Business Lease dated August 25, 2003 between First Industrial Development Services, Inc. and Asset Acceptance, LLC for the property located in Hillsborough County, Florida, as amended by First Amendment to Lease dated December 29, 2003. (Incorporated by reference to Exhibit 10.16 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

10.4	Second Amendment to Lease Agreement dated as of December 15, 2008, between Asset Acceptance, LLC and WI Commercial Properties, Inc. (“WICP”) for the property located in Hillsborough County, Florida (Incorporated by reference to Exhibit 10.11 filed with Asset Acceptance Capital Corp. Annual report on Form 10-K originally filed on March 6, 2009)

10.5	Lease Agreement dated October 31, 2003 by and between Van Dyke Office LLC and Asset Acceptance, LLC for the property located at 28405 Van Dyke Avenue, Warren, Michigan. (Incorporated by reference to Exhibit 10.17 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-1 (Registration No. 333-109987))

Exhibit Number	Description

10.6	First Amendment to Lease Agreement and Second Amendment to Lease Agreement (for property located at 28405 Van Dyke Avenue, Warren, Michigan). (Incorporated by reference to Exhibit 10.29 filed with Asset Acceptance Capital Corp. Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-123178))

10.7	Third Amendment to Lease Agreement for property located at 28405 Van Dyke (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on May 10, 2006)

10.8	Fourth Amendment to Lease Agreement for property located at 28405 Van Dyke (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on August 9, 2006)

10.9+	Employment Agreement dated January 21, 2009, between Asset Acceptance, LLC and Rion B. Needs (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on May 1, 2009)

10.10+	Employment Agreement dated February 18, 2010, between Asset Acceptance, LLC and Deborah L. Everly (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on April 30, 2010)

10.11+	Employment Agreement dated May 17, 2010, between Asset Acceptance, LLC and Reid E. Simpson (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on July 30, 2010)

10.12	Amended and Restated Credit Agreement dated November 14, 2011, between Asset Acceptance Capital Corp., and JPMorgan Chase Bank, N.A. and other lenders (Incorporated by reference to Exhibit 10.1 included with the Current Report on Form 8-K filed on November 14, 2011)

10.13+	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 included with the Current Report on Form 8-K filed on August 20, 2007)

10.14+	2004 Stock Incentive Plan (as amended and restated effective October 29, 2008) (Incorporated by reference to Exhibit 10.4 filed with Asset Acceptance Capital Corp. Annual Report on Form 10-K originally filed on March 6, 2009)

10.15+	2012 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 filed with Asset Acceptance Capital Corp. Registration Statement on Form S-8 originally filed on May 11, 2012 (Registration No. 333-181354))

10.16+	2010 Annual Incentive Compensation Plan for Management (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on April 30, 2010)

10.17+	2011 Annual Incentive Compensation Plan for Management (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on April 29, 2011)

10.18+	2012 Annual Incentive Compensation Plan for Management (Incorporated by reference to Exhibit 10.1 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on April 27, 2012)

10.19+	Form of Restricted Stock Unit Award Agreement for Management (Incorporated by reference to Exhibit 10.2 filed with Asset Acceptance Capital Corp. Quarterly Report on Form 10-Q originally filed on April 29, 2011)

Exhibit Number	Description

10.20*+	Amendment No. 1, dated December 20, 2012, to Employment Agreement, dated January 21, 2009, between Asset Acceptance, LLC and Rion B. Needs

10.21*+	Amendment No. 1, dated December 27, 2012, to Employment Agreement, dated February 18, 2010, between Asset Acceptance, LLC and Deborah L. Everly

10.22*+	Amendment No. 1, dated December 20, 2012, to Employment Agreement, dated May 17, 2010, between Asset Acceptance, LLC and Reid E. Simpson

21.1*	Subsidiaries of Asset Acceptance Capital Corp.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

31.1*	Certification of Chief Executive Officer dated March 7, 2013, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

31.2*	Certification of Chief Financial Officer dated March 7, 2013, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated March 7, 2013, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2013.

ASSET ACCEPTANCE CAPITAL CORP.

By:	/s/ RION B. NEEDS
Rion B. Needs,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 7, 2013.

Signature	Title

/s/ RION B. NEEDS Rion B. Needs	President, Chief Executive Officer and Director (principal executive officer)

/s/ REID E. SIMPSON Reid E. Simpson	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ H. EUGENE LOCKHART H. Eugene Lockhart	Chairman of the Board and Director

/s/ JENNIFER ADAMS Jennifer Adams	Director

/s/ NATHANIEL F. BRADLEY IV Nathaniel F. Bradley IV	Director

/s/ H. PHILIP GOODEVE H. Philip Goodeve	Director

/s/ DONALD HAIDER Donald Haider	Director

/s/ ANTHONY R. IGNACZAK Anthony R. Ignaczak	Director

/s/ WILLIAM I JACOBS William I Jacobs	Director

/s/ GERALD J. WILKINS Gerald J. Wilkins	Director

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012, based on the COSO criteria due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the evaluation date and identified the following material weakness:

Inadequate design of internal control over the tax accounting process: The Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations related to certain deferred income taxes, and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. Management enhanced control procedures in the fourth quarter of 2012 related to the review of deferred tax assets and liabilities that identified deficiencies in the design of the Company’s internal controls for prior periods. These steps included increased use of third party advisors with expertise in income taxes to assist with the quarterly and annual income tax provision and increased detail in management’s tracking, documentation and reconciliation process related to deferred tax assets and liabilities.

The Company’s management is committed to improving internal controls over financial reporting. As of December 31, 2012, management concluded that appropriate controls have been implemented to address the deficiencies in the design of internal controls over the tax accounting process. Management believes that testing of the operational effectiveness of the enhanced controls over the review of deferred tax assets and liabilities will result in remediation of the material weakness by the end of the 2013 fiscal year.

Management has discussed the material weakness noted above with the Audit Committee of the Company’s Board of Directors and Grant Thornton, LLP, the Company’s independent registered public accounting firm. Due to the nature of this material weakness, there was a more than remote likelihood that misstatements that could be material to the annual or interim financial statements could occur that would not be prevented or detected. Grant Thornton, LLP has issued a report on the Company’s internal control over financial reporting as of December 31, 2012. That report is included herein.

Asset Acceptance Capital Corp.

/S/ RION B. NEEDS
President and Chief Executive Officer
March 7, 2013

/S/ REID E. SIMPSON
Senior Vice President—Finance and Chief Financial Officer
March 7, 2013

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders

Asset Acceptance Capital Corp.

We have audited the internal control over financial report of Asset Acceptance Capital Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Internal controls related to management’s review of deferred tax assets and liabilities were not effectively designed to ensure that all deferred tax balances would be realized in future periods.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated March 7, 2013 which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on the remedial or prospective information included in the Report of Management on Internal Control Over Financial Reporting.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Asset Acceptance Capital Corp.

We have audited the accompanying consolidated balance sheets of Asset Acceptance Capital Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asset Acceptance Capital Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2013 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 7, 2013

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	December 31, 2012	December 31, 2011
ASSETS
Cash	$14,012,541	$6,990,757
Purchased receivables, net	370,899,893	348,710,787
Income taxes receivable	620,096	354,241
Property and equipment, net	12,568,066	14,488,659
Goodwill	14,323,071	14,323,071
Other assets	12,314,572	11,172,804

Total assets	$424,738,239	$396,040,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$3,467,348	$3,296,905
Accrued liabilities	22,416,766	20,018,561
Income taxes payable	426,353	1,925,761
Notes payable	182,911,146	172,122,870
Capital lease obligations	37,020	221,420
Deferred tax liability, net	65,422,456	60,474,041

Total liabilities	274,681,089	258,059,558

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares—33,443,347 and 33,334,281 at December 31, 2012 and 2011, respectively	334,433	333,343
Additional paid in capital	151,749,449	150,449,620
Retained earnings	40,080,226	29,162,645
Accumulated other comprehensive loss, net of tax	(548,948)	(532,592)
Common stock in treasury; at cost, 2,672,237 and 2,649,729 shares at December 31, 2012 and 2011, respectively	(41,558,010)	(41,432,255)

Total stockholders’ equity	150,057,150	137,980,761

Total liabilities and stockholders’ equity	$424,738,239	$396,040,319

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2012	2011	2010
Revenues
Purchased receivable revenues, net	$226,049,227	$216,919,918	$195,793,601
Gain on sale of purchased receivables	7,728	—	1,212,042
Other revenues, net	884,233	1,156,150	1,394,177

Total revenues	226,941,188	218,076,068	198,399,820

Expenses
Salaries and benefits	59,500,796	67,475,414	72,388,974
Collections expense	112,830,333	98,704,750	99,298,403
Occupancy	5,595,393	5,722,350	6,729,589
Administrative	8,874,206	9,025,145	9,818,058
Depreciation and amortization	4,788,112	4,166,279	4,665,775
Restructuring charges	726,454	74,664	4,224,899
(Gain) loss on disposal of equipment and other assets	(167,544)	(4,066)	213,794

Total operating expenses	192,147,750	185,164,536	197,339,492

Income from operations	34,793,438	32,911,532	1,060,328
Other income (expense)
Interest expense	(20,768,016)	(11,760,564)	(11,203,730)
Interest income	28,152	322	7,598
Loss on extinguishment of debt	—	(1,110,850)	—
Other	8,708	(32,052)	68,004

Income (loss) before income taxes	14,062,282	20,008,388	(10,067,800)
Income tax expense (benefit)	3,144,701	7,983,828	(8,451,668)

Net income (loss)	$10,917,581	$12,024,560	$(1,616,132)

Weighted-average number of shares:
Basic	30,883,936	30,763,388	30,693,315
Diluted	31,057,465	30,833,245	30,693,315
Earnings (loss) per common share outstanding:
Basic	$0.35	$0.39	$(0.05)
Diluted	$0.35	$0.39	$(0.05)

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2012	2011	2010
Net income	$10,917,581	$12,024,560	$(1,616,132)

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedging:
Unrealized (loss) gain arising during period	(997,679)	(385,562)	(1,266,639)
Less: reclassification adjustment for loss included in net income	139,948	2,057,722	3,158,649

Net unrealized (loss) gain on cash flow hedging	(857,731)	1,672,160	1,892,010
Reclassification of accumulated losses on de-designated hedge included in net income	942,641	166,348	—

Other comprehensive gain, before tax	84,910	1,838,508	1,892,010
Income tax provision related to other comprehensive income	(101,266)	(690,730)	(616,929)

Other comprehensive (loss) income, net of tax	(16,356)	1,147,778	1,275,081

Comprehensive income (loss)	$10,901,225	$13,172,338	$(341,051)

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Common Stock in Treasury	Total Stockholders’ Equity
Balance at January 1, 2010	33,220,132	$332,201	$148,243,688	$18,754,217	$(2,955,451)	$(41,277,171)	$123,097,484
Net loss				(1,616,132)			(1,616,132)
Other comprehensive income					1,275,081		1,275,081
Purchase of treasury shares						(48,519)	(48,519)
Issuance of common stock	28,783	288	(288)
Compensation expense under share-based compensation plan			1,194,802				1,194,802

Balance at December 31, 2010	33,248,915	$332,489	$149,438,202	$17,138,085	$(1,680,370)	$(41,325,690)	$123,902,716

Net loss				12,024,560			12,024,560
Other comprehensive income					1,147,778		1,147,778
Purchase of treasury shares						(106,565)	(106,565)
Issuance of common stock	85,366	854	(854)
Compensation expense under share-based compensation plan			1,012,272				1,012,272

Balance at December 31, 2011	33,334,281	$333,343	$150,449,620	$29,162,645	$(532,592)	$(41,432,255)	$137,980,761

Net income				10,917,581			10,917,581
Other comprehensive loss					(16,356)		(16,356)
Purchase of treasury shares						(125,755)	(125,755)
Issuance of common stock	109,066	1,090	32,949				34,039
Compensation expense under share-based compensation plan			1,266,880				1,266,880

Balance at December 31, 2012	33,443,347	$334,433	$151,749,449	$40,080,226	$(548,948)	$(41,558,010)	$150,057,150

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$10,917,581	$12,024,560	$(1,616,132)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,788,112	4,166,279	4,665,775
Amortization of deferred financing costs and debt discount	3,537,064	1,688,493	1,285,437
Loss on extinguishment of debt	—	1,110,850	—
Amortization of de-designated hedge	116,696	175,077	—
Deferred income taxes	4,847,149	6,919,657	(5,278,029)
Share-based compensation expense	1,266,880	1,012,272	1,194,802
Net impairment reversal of purchased receivables	(8,458,000)	(6,210,400)	(2,335,443)
Non-cash revenue	(7,515)	(2,276)	(12,752)
(Gain) loss on disposal of equipment and other assets	(167,544)	(4,066)	213,794
Gain on sale of purchased receivables	(7,728)	—	(1,212,042)
Non-cash restructuring charges and impairment of assets	198,103	11,982	1,189,900
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,337,087)	(2,478,970)	164,376
(Decrease) increase in accounts payable and other accrued liabilities	2,456,220	(2,950,657)	7,621,184
(Increase) decrease in net income taxes receivable	(1,765,263)	3,924,457	2,004,173

Net cash provided by operating activities	15,384,668	19,387,258	7,885,043

Cash flows from investing activities
Investment in purchased receivables, net of buybacks	(164,061,855)	(160,470,910)	(137,489,164)
Principal collected on purchased receivables	150,250,234	139,291,054	135,373,084
Proceeds from sale of purchased receivables	95,758	—	1,730,236
Purchases of property and equipment	(3,148,165)	(5,781,414)	(2,347,584)
Payments made for asset acquisition	—	—	(793,750)
Proceeds from sale of property and equipment	354,576	99,000	5,255

Net cash used in investing activities	(16,509,452)	(26,862,270)	(3,521,923)

Cash flows from financing activities
Repayments of term loan facility	(8,750,000)	(133,359,956)	(10,462,558)
Borrowings under term loan facility, net of discount	—	163,625,000	—
Net borrowings (repayments) on revolving credit facility	17,200,000	(15,700,000)	7,700,000
Payments of deferred financing costs	(3,469)	(5,515,070)	(775,808)
Repayments of capital lease obligations	(208,247)	(113,143)	(75,980)
Purchase of treasury shares	(125,755)	(106,565)	(48,519)
Proceeds from stock options exercised	34,039	—	—

Net cash provided by (used in) financing activities	8,146,568	8,830,266	(3,662,865)

Net increase in cash	7,021,784	1,355,254	700,255
Cash at beginning of year	6,990,757	5,635,503	4,935,248

Cash at end of year	$14,012,541	$6,990,757	$5,635,503

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$17,408,043	$9,541,748	$10,184,277
Net cash paid (received) for income taxes	$62,816	$(2,860,286)	$(5,177,813)
Non-cash investing and financing activities:
Change in fair value of swap liability	$31,786	$(1,955,204)	$(1,892,010)
Change in unrealized loss on cash flow hedge	$(16,356)	$1,147,778	$1,275,081
Change in purchased receivable obligations	$—	$—	$(2,399,832)
Capital lease obligations incurred	$23,847	$132,084	$—

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

During 2010, the Company ceased operations and subsequently dissolved its Premium Asset Recovery Corporation (“PARC”) wholly owned subsidiary. Refer to Note 8, “Restructuring Charges” and Note 13, “Income Taxes” for additional information related to these actions.

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

Goodwill

Goodwill is not amortized, instead, it is reviewed annually to assess recoverability or more frequently if impairment indicators are present. Impairment charges are recorded for intangible assets when the estimated fair value is less than the book value. Refer to Note 12, “Fair Value” for additional information about the fair value of goodwill.

The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment analysis prescribed by U.S. GAAP. The first step of the goodwill impairment test compares the fair value of a reporting unit with the book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is not considered impaired. The estimate of fair value of the Company’s reporting unit, the purchased receivables operating segment, is determined using various valuation techniques, including market capitalization and an analysis of discounted cash flows. At the time of the Company’s annual goodwill impairment test in the fourth quarter of 2012, market capitalization exceeded book value. In addition, the Company performed a discounted cash flow analysis to estimate the fair value of its reporting unit. This fair value calculated from this analysis was also compared to book value and indicated that goodwill was not impaired. Refer to Note 12, “Fair Value” for additional information.

The Company’s goodwill was $14,323,071 as of December 31, 2012 and 2011.

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

There was no amortization of intangible assets during the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, amortization expense was $266,665. The Company had no other intangible assets as of December 31, 2012 and 2011, respectively.

Accrued Liabilities

The details of accrued liabilities were as follows:

	December 31,
	2012	2011
Accrued general and administrative expenses(1)	$11,285,695	$6,882,437
Accrued payroll, benefits and bonuses	6,696,284	8,334,908
Deferred rent	1,929,910	2,376,936
Fair value of derivative instruments	857,731	825,945
Accrued interest expense	692,733	897,975
Accrued restructuring charges(2)	522,420	279,538
Deferred revenue	184,988	172,376
Other accrued expenses	247,005	248,446

Total accrued liabilities	$22,416,766	$20,018,561

(1)

Accrued general and administrative expenses included $4,803,908 as of December 31, 2012 for commissions and reimbursable expenses payable to our preferred third party law firm for performance of legal collection activities on our behalf. Accrued general and administrative expenses as of December 31, 2011 included $2,500,000 related to a litigation contingency. Refer to Note 10, “Contingencies” for more information.

(2)

The accrued restructuring charges of $522,420 in 2012 are related to closing the Tempe, Arizona office. The accrued restructuring charges of $279,538 in 2011 are related to closing the San Antonio, Texas office. Refer to Note 8, “Restructuring Charges” for additional information.

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

Cash

The Company maintains cash balances with high quality financial institutions. Management periodically evaluates the creditworthiness of such institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act provided temporary unlimited deposit insurance coverage for noninterest-bearing accounts at all financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. At December 31, 2012 and 2011, the Company did not maintain cash balances in interest-bearing accounts in excess of FDIC-insured limits. Beginning January 1, 2013, cash balances may be in excess of the amounts insured by the FDIC.

Concentrations of Risk

For the years ended December 31, 2012 and 2011, the Company invested 60.6% and 55.0% (net of buybacks), respectively, in purchased receivables from its top three sellers. One seller was included in the top three for both years.

Seasonality

The Company’s success depends on its ability to collect on purchased portfolios of charged-off consumer receivables. Collections tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors. Collections and operating expenses may fluctuate from quarter to quarter depending on inventory management strategies, such as the Company’s investment in court costs through the legal collection channel. In addition, the Company’s operating results may be affected by the timing of purchases of portfolios of charged-off consumer receivables, which may increase collections and costs associated with initiating collection activities. The timing of purchases, inventory strategies and other operational factors may result in collections that offset typical seasonal patterns. Revenue recognized is relatively level, excluding the impact of impairments or impairment reversals, due to the application of the Interest Method of revenue recognition. Consequently, income and margins may fluctuate from quarter to quarter.

Collections from Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected or a fixed fee. The Company generally receives net proceeds and records gross cash collections received by third parties. The Company records the fee paid to the third parties, and the reimbursement of certain legal and other costs, as a component of collections expense. In June 2011, the Company began shifting certain legal in-house collection activities to a third party preferred partner, which resulted in increased third party collections. The percent of gross cash collections from third party relationships was 65.6%, 45.0% and 35.9% for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The components of interest expense were as follows:

	Years Ended December 31,
	2012	2011	2010
Interest expense	$17,230,952	$10,072,071	$9,918,293
Amortization of original issue discount	2,338,277	297,870	—
Amortization of deferred financing costs	1,198,787	1,390,623	1,285,437

Total interest expense	$20,768,016	$11,760,564	$11,203,730

Interest of $1,726 and $13,854 related to software developed for internal use was capitalized during the years ended December 31, 2011 and 2010, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share reflect net earnings (loss) divided by the weighted-average number of shares outstanding. The following table provides a reconciliation between basic and diluted weighted-average shares outstanding:

	Years Ended December 31,
	2012	2011	2010
Basic weighted-average shares outstanding	30,883,936	30,763,388	30,693,315
Dilutive weighted-average shares(1)	173,529	69,857	—

Diluted weighted-average shares outstanding	31,057,465	30,833,245	30,693,315

(1)

Includes the dilutive effect of outstanding stock options, deferred stock units and restricted shares (collectively the “Share-Based Awards”). Share-Based Awards that are contingent upon the attainment of performance goals are not included in dilutive weighted-average shares until the performance goals have been achieved.

There were 1,001,720 and 1,311,688 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s common stock at December 31, 2012 and 2011, respectively, and thus were anti-dilutive. Diluted weighted-average shares outstanding equals basic weighted-average shares outstanding as a result of the net loss for the year ended December 31, 2010.

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

Reclassifications

Prior period deferred tax liabilities related to goodwill and other intangible assets, property and equipment, and other items have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

The following accounting pronouncements have been issued and are effective for the Company during or after fiscal year 2012.

In May 2011, the FASB issued guidance that clarifies the requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “Fair Value”. This guidance is effective prospectively for interim and annual periods beginning on or after December 15, 2011. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance that amends the reporting requirements for comprehensive income. The new requirements are intended to increase the prominence of other comprehensive income and its components. This guidance requires a reporting entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective retroactively for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this guidance pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance described below. Effective January 1, 2012, the Company adopted the provisions of this guidance that were not deferred. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2013, the FASB issued guidance that amends the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company accounts for its investment in purchased receivables using the Interest Method when the Company has reasonable expectations of the timing and amount of cash flows expected to be collected. Accounts purchased may be aggregated into one or more static pools within each quarter, based on a similar risk rating and one or more predominant risk characteristics. The risk rating, which is provided by a third party, is generally similar for all accounts since the Company’s purchased receivables have all been charged-off by the credit originator. Accounts typically have one or more other predominant risk characteristics. The Company therefore aggregates most accounts purchased within each quarter. Each static pool of accounts retains its own identity and does not change over the remainder of its life. Each static pool is accounted for as a single unit for revenue recognition.

Collections on each static pool are allocated to revenue and principal reduction based on an internal rate of return (“IRR”). The IRR is the rate of return that each static pool requires to amortize the cost or carrying value of the pool to zero over its estimated life, which is the period over which the Company believes it can accurately forecast collections. Each pool’s IRR is determined by estimating future cash flows, which are based on historical collection data for pools with similar characteristics. Estimated future cash flows may also be impacted by internal or external factors. Internal factors include (a) revisions to initial and post-acquisition recovery scoring and modeling estimates, (b) operational strategies, and (c) changes in productivity related to turnover and tenure of the Company’s collection staff. External factors include (a) new laws or regulations relating to collection efforts or new interpretations of existing laws or regulations and (b) the overall condition of the economy.

The actual life of each pool may vary, but will generally range between 36 and 84 months depending on the expected collection period. Monthly cash flows greater than revenue recognized will reduce the carrying value of each static pool. Monthly cash flows lower than revenue recognized will increase the carrying value of each static pool. Each static pool is reviewed at least quarterly and compared to historical trends and operational data to determine whether it is performing as expected. This review is used to determine future estimated cash flows. If revised cash flow estimates are greater than original estimates, the IRR is increased prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If revised cash flow estimates are less than original estimates, the IRR remains unchanged and an impairment is recognized to reduce the carrying balance of the static pool. If cash flow estimates increase in periods subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

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

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had an IRR assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. There were no unamortized pools on the cost recovery method as of December 31, 2012. As of December 31, 2011, the Company had six unamortized pools on the cost recovery method with an aggregate carrying value of $215,036.

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

Changes in purchased receivables portfolios were as follows:

	Years Ended December 31,
	2012	2011
Beginning balance, net	$348,710,787	$321,318,255
Investment in purchased receivables, net of buybacks	164,061,855	160,470,910
Cost of sale of purchased receivables sold	(88,030)	—
Cash collections	(367,833,946)	(349,998,296)
Purchased receivable revenues, net	226,049,227	216,919,918

Ending balance, net	$370,899,893	$348,710,787

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding, or face value, of purchased receivables. Changes in accretable yield were as follows:

	Years Ended December 31,
	2012	2011
Beginning balance(1)	$478,230,548	$427,464,854
Revenue recognized on purchased receivables, net	(226,049,227)	(216,919,918)
Additions due to purchases	184,766,572	193,420,634
Reclassifications from nonaccretable yield	55,450,506	74,264,978

Ending balance(1)	$492,398,399	$478,230,548

(1)	Accretable yield is a function of estimated remaining cash flows based on expected work effort and historical collections.

Changes in purchased receivables portfolios under the cost recovery method were as follows:

	Years Ended December 31,
	2012	2011
Beginning balance	$215,036	$962,461
Reclassifications from amortizing pools	—	1,274,839
Buybacks, impairments and resale adjustments	(2,244)	(446)
Cash collections prior to becoming fully amortized	(212,792)	(2,021,818)

Ending balance	$—	$215,036

Impairments are accounted for as a valuation allowance against the carrying value of purchased receivables and may be reversed in future periods, which reduce the valuation allowance. During the years ended December 31, 2012, 2011 and 2010, the Company recorded net impairment reversals of $8,458,000, $6,210,400 and $2,335,443, respectively. Net impairment reversals increase revenue and the carrying value of purchased receivable portfolios in the period in which they are recorded.

Changes in the purchased receivables valuation allowance were as follows:

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$55,914,400	$87,323,300	$104,416,455
Impairments	4,347,000	2,838,900	1,140,757
Reversal of impairments	(12,805,000)	(9,049,300)	(3,476,200)
Deductions(1)	(22,288,100)	(25,198,500)	(14,757,712)

Ending balance	$25,168,300	$55,914,400	$87,323,300

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

The Company incurred $5,515,070 in deferred financing costs in 2011 as a result of entering into the new Credit Agreement. The Company also incurred $11,375,000 of original issue discount related to the Term Loan Facility as a result of entering into the new Credit Agreement. The Company incurred deferred financing costs of $775,808 during the year ended December 31, 2010 to amend the former credit agreement. The Company expensed the unamortized portion of deferred financing costs related to the former term loan, $1,110,850, during the year ended December 31, 2011, which is included in “Loss on extinguishment of debt”, in the accompanying consolidated statements of operations.

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

The Credit Agreement includes an accordion loan feature that allows the Company to request an aggregate $75,000,000 increase in the Revolving Credit Facility and/or the Term Loan Facility. The Credit Facilities also include sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans (which bear interest at the bank’s alternative rate, which was 4.25% at December 31, 2012). The Credit Agreement is secured by substantially all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which as of December 31, 2012 were:

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

The financial covenants may restrict the Company’s ability to borrow against the Revolving Credit Facility. However, at December 31, 2012, we were able to access the total available borrowings on the Revolving Credit Facility of $70,100,000 based on the financial covenants. Borrowing capacity may be reduced under this ratio in the future if there are significant declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings. The Credit Facility also includes a borrowing base limit of 25% of estimated remaining collections, calculated on a monthly basis, which will also limit the Company’s ability to borrow.

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

The Company was not required to make an Excess Cash Flow payment based on the results of operations for the years ended December 31, 2012, 2011 and 2010. The Company made payment on the former term loan facility of $8,962,558 in March 2010 based on the former credit agreement’s excess cash flow provisions.

The Term Loan Facility requires quarterly principal repayments over the term of the agreement, with any remaining principal balance due on the maturity date. The following table details the remaining required repayment amounts:

Year Ending December 31,	Amount
2013	$8,750,000
2014	14,000,000
2015	22,748,000
2016	22,748,000
2017(1)	98,004,000

(1)	Includes three quarterly principal payments with the remaining balance due on the maturity date.

Voluntary prepayments are permitted on the Term Loan Facility subject to certain fees. If a voluntary prepayment is made on or prior to November 14, 2013, the Company must pay a prepayment premium of 1.0% of the amount prepaid. There are no premiums for voluntary prepayments made after November 14, 2013.

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

Outstanding borrowings on notes payable were as follows:

	December 31,
	2012	2011
Term Loan Facility	$166,250,000	$175,000,000
Revolving Credit Facility	25,400,000	8,200,000
Original issue discount on Term Loan	(8,738,854)	(11,077,130)

Total Notes Payable	$182,911,146	$172,122,870

Weighted average interest rate on total outstanding borrowings	8.26%	8.56%
Weighted average interest rate on revolving credit facility	5.09%	4.57%

The Company was in compliance with all covenants of the Credit Agreement as of December 31, 2012.

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

Prior to entering into the new Credit Agreement in November 2011, the swap was designated and qualified as a cash flow hedge. The effective portion of the change in fair value was reported as a component of Accumulated Other Comprehensive Income (“AOCI”) in the accompanying consolidated financial statements. The ineffective portion of the change in fair value of the derivative was recorded to interest expense. Upon entering into the new Credit Agreement, the swap was de-designated as a cash flow hedge because it was no longer expected to be highly effective in mitigating changes in variable interest rates. Accordingly, the amount recognized in AOCI prior to de-designation was reclassified into earnings on a straight-line basis over the remaining term of the agreement. Losses of $942,641, net of tax of $410,049, were amortized to “Interest expense” and “Income tax expense”, respectively, in the accompanying consolidated statement of operations for the year ended December 31, 2012. Losses of $166,348, net of tax of $72,362, were amortized to “Interest expense” and “Income tax expense”, respectively, for the year ended December 31, 2011. In addition, subsequent to the de-designation as a cash flow hedge, changes in fair value of the swap were recognized in earnings during the period in which they occurred.

On January 13, 2012, the Company entered into a new amortizing interest rate swap agreement effective March 13, 2012. On a quarterly basis, the Company will swap variable rates equal to three-month LIBOR, subject to a 1.5% floor, for fixed rates. The notional amount of the new swap was initially set at $19,000,000. In September 2012, when the original swap agreement expired, the notional amount of the new swap increased to $43,000,000 and subsequently, will amortize in proportion to the principal payments on the Term Loan Facility through March 2017 when the notional amount will be $26,000,000. The Company’s new derivative instrument is designated and qualifies as a cash flow hedge.

The following tables summarize the fair value of derivative instruments:

	December 31, 2012		December 31, 2011
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Interest rate swap instruments
Derivatives qualifying as hedging instruments	Accrued liabilities	$857,731	Accrued liabilities	$—
Derivatives not qualifying as hedging instruments	Accrued liabilities	—	Accrued liabilities	825,945

Total interest rate swap instruments		$857,731		$825,945

The following tables summarize the impact of derivatives designated as hedging instruments:

Derivative	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest rate swap	$(997,679)	$(385,562)	$(1,266,639)	Interest expense	$(139,948)	$(2,057,722)	$(3,158,649)	Interest Expense	$—	$(6,694)	$3,173

Total	$(997,679)	$(385,562)	$(1,266,639)	Total	$(139,948)	$(2,057,722)	$(3,158,649)	Total	$—	$(6,694)	$3,173

As of December 31, 2012, the Company did not have any fair value hedges.

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2012	2011
Computer equipment and software	$25,252,305	$24,580,463
Furniture and fixtures	3,755,771	4,808,522
Office equipment	2,446,980	2,711,654
Leasehold improvements	2,087,434	2,087,382
Equipment under capital leases	302,307	410,544

Total property and equipment, at cost	33,844,797	34,598,565
Less accumulated depreciation and amortization	(21,276,731)	(20,109,906)

Net property and equipment	$12,568,066	$14,488,659

Property and equipment is recorded at cost. Expenditures for repairs and maintenance are charged to operations as incurred. Material leasehold improvements are capitalized and amortized over the remaining life of the lease. The Company records depreciation and amortization expense on a straight-line basis with lives ranging from three to ten years. Depreciation and amortization of property and equipment was $4,788,112, $4,166,279 and $4,399,110 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company also incurred amortization of intangible assets during the year ended December 31, 2010 of $266,665.

The Company capitalizes qualifying computer software development costs. Costs incurred during the application development stage are capitalized and amortized over the software’s useful life on a straight-line basis, beginning when the project is completed. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain payroll costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of services associated with developing or obtaining internal use software, including interest expense. Personnel costs are capitalized for the time spent directly on software development projects. For the years ended December 31, 2012, 2011 and 2010, the Company capitalized $300,000, $304,583 and $269,267, respectively, of payroll costs related to software developed for internal use.

7. Associate Benefits

The Company is self-insured for health and prescription drug benefits, subject to certain stop-loss limitations. The Company recognized expense for health and prescription drug benefits, program administration, stop-loss insurance and other employee related insurance premiums of $4,124,261, $6,125,545 and $6,040,459 for the years ended December 31, 2012, 2011 and 2010, respectively. The expense is based on actual and estimated claims incurred. Accrued liabilities in the accompanying consolidated statements of financial position include $350,000, $450,000 and $500,000 for estimated health and prescription drug benefits incurred but not reported as of December 31, 2012, 2011 and 2010, respectively.

The Company maintains a defined contribution profit sharing plan with 401(k) features for substantially all associates. Associates may contribute up to the annual maximum amount determined by the Internal Revenue Service ($17,000 for 2012 plus an additional $5,500 “catch-up” for eligible associates) to the plan each year. Company matching contributions had been suspended in September 2009. In August 2011, the Company reinstated matching contributions at a rate of 100% of the first 3% of each participant’s salary deferral. In January 2012, the Company increased matching contributions to 100% of the first 3% of each participant’s salary deferral and 50% of the next 2% deferred. The Company recognized matching contribution expense of $1,251,531 and $280,173 for the years ended December 31, 2012 and 2011, respectively. There were no unpaid contributions as of December 31, 2012. The unpaid contribution was $13,963 as of December 31, 2011.

8. Restructuring Charges

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

The Company recognized restructuring charges for these actions of $726,454, $74,664 and $4,224,889 during the years ended December 31, 2012, 2011 and 2010, respectively. These charges include employee termination benefits, contract termination costs for the real estate leases, write-off of furniture and equipment, impairment of intangible assets and other exit costs. The employee termination benefits, contract termination costs and other exit costs require the outlay of cash of approximately $500,000, $600,000 and $3,000,000 for actions taken in 2012, 2011 and 2010, respectively. The impairment of intangible assets and furniture and equipment represent non-cash charges of approximately $200,000, $100,000 and $1,200,000 for actions taken in 2012, 2011 and 2010, respectively.

The components of restructuring expenses were as follows:

	Years Ended December 31,
	2012	2011	2010
Contract termination costs	$198,638	$—	$1,184,751
Impairment of furniture and equipment	198,103	11,982	377,500
Employee termination benefits	192,270	62,682	1,702,103
Impairment of intangible assets	—	—	812,400
Other	137,443	—	148,145

Total restructuring charges	$726,454	$74,664	$4,224,899

The reserve for restructuring charges as of December 31, 2012 and 2011 was $522,420 and $279,538, respectively. The changes in the reserve were as follows:

	Employee Termination Benefits	Contract Termination Costs	Fixed Assets and Other	Total
Restructuring liability as of January 1, 2011	$1,025,429	$1,145,762	$423,054	$2,594,245
Costs incurred and charged to expense	62,682	—	11,982	74,664
Payments	(912,013)	(1,145,762)	(34,164)	(2,091,939)
Adjustments to furniture and equipment	—	—	(297,432)	(297,432)

Restructuring liability as of December 31, 2011	$176,098	$—	$103,440	$279,538

Costs incurred and charged to expense	192,270	198,638	335,546	726,454
Payments	(294,107)	(58,283)	(131,182)	(483,572)
Adjustments to furniture and equipment	8,860	(8,860)	—	—

Restructuring liability as of December 31, 2012	$83,121	$131,495	$307,804	$522,420

As of December 31, 2012, all restructuring activities were substantially complete.

9. Share-Based Compensation

On May 10, 2012, shareholders of the Company approved the 2012 Stock Incentive Plan (“2012 Plan”) that provides for awards of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, directors and consultants, subject to certain annual grant limitations. The Company reserved 3,300,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan of which 3,213,170 shares remained available as of December 31, 2012. The purpose of the 2012 Plan is (a) promote the best interests of the Company and its shareholders by encouraging employees, consultants and directors of the Company to acquire an ownership interest in the Company by granting stock-based awards, aligning their interests with those of shareholders, as well as cash-based awards, and (b) enhance the ability of the Company to attract, motivate and retain qualified employees and directors.

The 2012 Plan replaced a similar stock incentive plan adopted in 2004 (“2004 Plan”). The 2004 Plan also provided for awards of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, directors and consultants. There were awards for 1,630,514 shares under the 2004 Plan outstanding at December 31, 2012. Those awards are subject to the terms and conditions of each grant and may vest, expire or be forfeited based on the achievement of time-based or service-based conditions. No additional awards will be made under the 2004 Plan.

Based on historical experience, the Company uses an annual forfeiture rate for stock option awards of 3% and 16% for executives and non-executive employees, respectively. The Company uses an annual forfeiture rate of 6% for restricted share unit awards for both executives and non-executives. Grants made to non-associate directors generally vest when the director terminates his or her board service, are expensed when granted, and therefore have no forfeitures.

Share-based compensation expense and related tax benefits were as follows:

	Years Ended December 31,
	2012	2011	2010
Share-based compensation expense	$1,266,880	$1,012,272	$1,194,802
Tax benefits	456,584	403,897	472,903

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

The following table summarizes the assumptions used to determine the fair value of stock options granted:

Options issue year:	2012	2011	2010
Expected volatility	63.99%	59.90%-63.99%	57.20%-59.90%
Expected dividends	0.00%	0.00%	0.00%
Expected term	4 Years	4 Years	4 Years
Risk-free rate	0.67%	1.45%-1.77%	2.20%-2.42%

As of December 31, 2012, the Company had options outstanding for 1,221,095 shares of its common stock under the stock incentive plans. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. Options granted to key associates generally vest between one and five years from the grant date whereas options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the requisite service period.

Stock option compensation expense was as follows:

	Years Ended December 31,
	2012	2011	2010
Salaries and benefits(1)	$256,515	$287,988	$393,390
Administrative expenses(2)	—	61,647	147,297

Total	$256,515	$349,635	$540,687

(1)	Salaries and benefits include amounts for associates.

(2)	Administrative expenses include amounts for non-associate directors.

The following table summarizes all stock option transactions from January 1, 2012 through December 31, 2012:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Beginning balance	1,139,438	$10.39
Granted	104,883	4.40
Exercised	(5,776)	5.89
Forfeited or expired	(17,450)	6.28

Outstanding at December 31, 2012	1,221,095	9.96	3.94	$181,457

Exercisable at December 31, 2012	959,384	$11.35	3.63	$128,602

The weighted-average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $2.13, $2.46 and $3.17, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2012 was $10,089. No options were exercised during 2011 and 2010.

As of December 31, 2012, there was $412,798 of total unrecognized compensation expense related to nonvested stock options, which consisted of $397,074 for options expected to vest and $15,724 for options not expected to vest. Unrecognized compensation expense for options expected to vest was expected to be recognized over a weighted-average period of 2.35 years.

Restricted Share Units and Deferred Stock Units

During the year ended December 31, 2012, the Company granted 201,215 restricted share units and 17,622 deferred stock units (collectively referred to as “RSUs”), respectively, to key associates and non-associate directors under the Company’s Stock Incentive Plan. Each RSU is equal to one share of the Company’s common stock. RSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional RSUs. The value of RSUs was equal to the market price of the Company’s stock at the date of grant.

RSUs granted to associates generally vest over two to four years, based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the director terminates his or her board service. At December 31, 2012, 73,675 of RSUs previously granted to associates will vest contingent on the attainment of performance conditions. When associates’ RSUs vest, associates have the option of selling a portion of vested shares to the Company in order to cover payroll tax obligations. The Company expects to repurchase approximately 36,000 shares for RSUs that are expected to vest in 2013.

The fair value of RSUs granted to associates is expensed on a straight-line basis over the requisite service period based on the number of RSUs expected to vest. For RSUs with performance conditions, if those conditions are not expected to be met, the compensation expense previously recognized is reversed. The fair value of RSUs granted to non-associate directors is expensed immediately.

Compensation expense for RSUs, net of reversals, was as follows:

	Years Ended December 31,
	2012	2011	2010
Salaries and benefits(1)	$520,840	$528,297	$450,911
Administrative expenses(2)	489,525	134,340	203,204

Total	$1,010,365	$662,637	$654,115

(1)	Salaries and benefits include amounts for associates.

(2)	Administrative expenses include amounts for non-associate directors.

The Company generally issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions from January 1, 2012 through December 31, 2012:

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	403,714	$5.96
Granted	218,837	5.02
Vested and issued	(103,290)	5.81
Forfeited	(34,439)	5.03

Ending balance	484,822	$5.70

As of December 31, 2012, there was $1,126,578 of total unrecognized compensation expense related to RSUs granted to associates, which was comprised of $1,033,877 for RSUs expected to vest and $92,701 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.09 years. As of December 31, 2012, there were 155,871 RSUs, included as part of total outstanding nonvested RSUs in the table above, awarded to non-associate directors for which shares are expected to be issued when the director terminates his or her board service.

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

On January 30, 2012, the Company announced a settlement of the FTC’s investigation of its debt collection practices with the filing of a consent decree in the United States District Court for the Middle District of Florida. The consent decree ended an FTC investigation that began in February 2006 under the Federal Trade Commission Act, Fair Debt Collection Practices Act and Fair Credit Reporting Act. As part of the consent decree, the Company agreed to undertake industry-leading consumer protection practices, including, among other things, furnishing additional disclosures when collecting debt past the statute of limitations. The Company also agreed to pay a civil penalty of $2,500,000, which had previously been accrued. The full payment was made in February 2012. The Company does not expect its compliance with the consent decree to have a material adverse effect on its business.

11. Long-Term Commitments

Leases

The Company has several operating leases, primarily for office space. The leases expire at various dates through 2016, before consideration of renewal options. The total amount of rental payments are charged to rent expense using the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent”, which is included in “Accrued liabilities” in the accompanying consolidated statements of financial position. Total rent expense related to operating leases was $4,250,020, $4,229,452, and $5,298,373 for the years ended December 31, 2012, 2011 and 2010, respectively. Sublease payments received from third parties were $106,096 and $100,720 for the years ended December 31, 2012 and 2010, respectively. There were no sublease payments received from third parties during 2011.

The following is a schedule of future minimum lease payments under operating and capital leases, together with the present value of the net minimum lease payments related to capital leases, as of December 31, 2012:

	Operating Leases	Capital Leases
Years ending December 31:
2013	$5,035,049	$21,769
2014	5,098,017	5,952
2015	4,116,243	5,952
2016	1,619,934	5,952
2017	66,104	4,464
2018	22,178	—

Total minimum lease payments(1)	$15,957,525	44,090

Less amount representing interest		(4,961)

Present value of net minimum lease payments		$39,129

(1)	Minimum lease payments have not been reduced by minimum sublease rentals of $401,235 due through November 30, 2014 under noncancelable subleases.

Other Long-Term Commitments

The Company’s Term Loan Facility requires quarterly repayments as described in Note 4, “Notes Payable”. At December 31, 2012, the Company had contractual interest due on derivative instruments totaling $3,387,538 through March 2017.

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

Forward Flow Agreements

At December 31, 2012, the Company was party to eight forward flow contracts that allow for the purchase of defaulted consumer receivables at pre-established prices. These contracts have terms beyond December 31, 2012 with the last contract expiring in October 2013. The estimated expected remaining purchase price of receivables to be acquired under existing forward flow contracts at December 31, 2012 was approximately $49,199,000. The Company records the acquisition of receivables from forward flow contracts when rights to the accounts are transferred to the Company, which is generally at the time purchases are funded.

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

Disclosure of the estimated fair value of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

		Fair Value Measurements at Reporting Date Using
	Total Recorded Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$857,731	—	$857,731	—

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

Goodwill

Goodwill is assessed annually for impairment using fair value measurement techniques. The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment analysis prescribed by U.S. GAAP. Goodwill impairment, if applicable, is determined using a two-step test. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Events that could, in the future, result in impairment include, but are not limited to, sharply declining cash collections or a significant negative shift in the risk inherent in the reporting unit.

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

At the time of the annual goodwill impairment test, November 1, 2012, market capitalization exceeded book value. However, during certain periods throughout 2012 market capitalization was lower than book value. As a result, the Company performed a step one analysis to assess the fair value of the goodwill of the Company’s single reporting unit. The Company prepared a discounted cash flow analysis, which resulted in fair value in excess of book value. The result of the fair value calculation indicated goodwill was not impaired. Based on the fair value calculation, the Company believes there was no impairment of goodwill as of November 1, 2012.

The Company did not have other intangible assets as of December 31, 2012 and 2011. However, during the third quarter of 2010, the Company decided to no longer purchase and collect healthcare accounts receivable. As a result, the Company recognized an impairment charge for the net book value of intangible assets for trademark and trade names associated with the healthcare collection activities of $812,400, which is included in “Restructuring charges” in the accompanying consolidated statements of operations.

The following disclosures pertain to the fair value of certain assets and liabilities, which are not measured at fair value in the accompanying consolidated financial statements.

Purchased Receivables

The Company’s purchased receivables had carrying values of $370,899,893 and $348,710,787 at December 31, 2012 and 2011, respectively. The Company computes the fair value of purchased receivables by discounting total estimated future cash flows generated by its forecasting model using a weighted-average cost of capital. The fair value of purchased receivables was approximately $510,000,000 and $425,000,000 as of December 31, 2012 and 2011, respectively.

Credit Facilities

The Company’s Credit Facilities had carrying value of $182,911,146 and $172,122,870 as of December 31, 2012 and 2011, respectively, which is net of original issue discount on the Term Loan Facility.

The following table summarizes the carrying value and estimated fair value of the Credit Facilities:

	December 31, 2012	December 31, 2011
Term Loan Facility carrying value(1)	$166,250,000	$175,000,000
Term Loan Facility estimated fair value(1,2)	167,289,063	167,125,000
Revolving Credit Facility carrying value(3)	25,400,000	8,200,000

(1)	The carrying value and estimated fair value of the Term Loan Facility excludes the unamortized balance of the original issue discount.

(2)	The Company computes the fair value of its Term Loan Facility based on quoted market prices.

(3)	The fair value of the outstanding balance of the Revolving Credit Facility approximated carrying value.

13. Income Taxes

The Company recorded income tax expense of $3,144,701 for the year ended December 31, 2012 with an effective income tax rate of 22.4%. The rate differed from the federal statutory rate mainly due to various state tax initiatives undertaken in 2012.

The provision for income tax expense (benefit) consisted of the following:

	Years Ended December 31,
	2012	2011	2010
Current (benefit) expense:
Federal	$(77,556)	$241,310	$(3,384,068)
State	(1,624,891)	822,861	210,429

Total current (benefit) expense	(1,702,447)	1,064,171	(3,173,639)
Deferred expense (benefit):
Federal	4,886,280	6,945,850	(4,607,441)
State	(39,132)	(26,193)	(670,588)

Total deferred expense (benefit)	4,847,148	6,919,657	(5,278,029)

Total income tax expense (benefit)	$3,144,701	$7,983,828	$(8,451,668)

The difference between the calculated effective tax rate and the statutory federal income tax rate of 35% per annum was as follows:

	Years Ended December 31,
	2012	2011	2010
Federal tax expense (benefit) at statutory rate	$4,921,799	$7,002,936	$(3,523,730)
(Decrease) increase in income taxes resulting from:
Effect of state tax rate changes	(707,210)	93,693	(384,830)
State income tax (benefit) expense	(471,174)	509,565	(533,809)
Federal tax credits	(454,050)	—	—
FTC civil penalty	—	437,500	437,500
Worthless stock deduction	—	—	(5,166,286)
Forgiveness of debt expense	—	—	(2,153,752)
Write-off of deferred tax assets	—	—	2,659,471
Impairment of intangible asset	—	—	284,340
Other adjustments, net	(144,664)	(59,866)	(70,572)

Effective income tax expense (benefit)	$3,144,701	$7,983,828	$(8,451,668)

Effective income tax rate	22.4%	39.9%	83.9%

As of December 31, 2012, the Company had generated federal and state net operating loss carryforwards of $7,513,119 and $13,108,488, respectively. The federal net operating losses can be used for a 20-year period, and if unused, will begin to expire in 2030. The state net operating losses have expiration periods that vary by state, which range from 5 to 20 years. The Company expects to be able to utilize these net operating loss carryforwards and therefore has not recorded a valuation allowance.

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements.

The components of deferred tax assets and liabilities consisted of the following:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$3,031,138	$5,553,813
Debt modification	2,841,907	—
Stock options	2,784,569	2,557,467
Accrued expenses	1,935,120	2,530,626
Interest rate swap agreement	308,783	333,062
Charge-off adjustment	18,839	682,159
Other	929,597	303,045

Total	11,849,953	11,960,172

Deferred tax liabilities:
Purchased receivables revenue recognition	73,778,240	67,013,763
Goodwill and other intangible assets	1,744,257	1,737,445
Property and equipment	1,389,461	3,364,891
Prepaid expenses	360,450	307,843
Other	—	10,271

Total	77,272,408	72,434,213

Net deferred tax liabilities	$65,422,455	$60,474,041

Certain reclassifications and adjustments have been made to the 2011 deferred tax classifications to conform with the 2012 presentation. The reclassifications had no effect on net income or net balance sheet positions and were made to enhance the identification of these tax items.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition of uncertain tax positions. The changes in unrecognized tax benefits were as follows:

	Years Ended December 31,
	2012	2011
Beginning balance	$930,003	$1,041,490
Additions based on tax positions taken in prior years	17,916	142,221
Reductions for lapse in statute of limitations	(608,064)	(253,708)

Ending balance	$339,855	$930,003

As of December 31, 2012, the Company had gross unrecognized tax benefits of $339,855 that, if recognized, would result in a net tax benefit of $220,906 and would favorably affect the Company’s effective tax rate. It is expected that the amount of unrecognized tax benefits will not change significantly in the next twelve months.

The penalties and interest associated with uncertain tax positions are recorded as part of the provision for income taxes. These amounts as of December 31, 2012 and 2011 were $85,248 and $243,514, respectively.

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

14. Selected Quarterly Operating Results (unaudited)

The following tables set forth a summary of the Company’s consolidated results on a quarterly basis for the years ended December 31, 2012 and 2011. The information for each of these quarters is unaudited and, in the Company’s opinion, has been prepared on a basis consistent with the Company’s audited consolidated financial statements appearing elsewhere in this Annual Report. This information includes all adjustments, consisting only of normal recurring adjustments the Company considered necessary for a fair presentation of this information when read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this Annual Report. Results of operations for any quarter are not necessarily indicative of the results for a full year or any future periods.

Quarterly Financial Data

	Quarter
	First	Second	Third	Fourth
2012

Total revenues	$61,834,300	$58,708,668	$54,694,795	$51,703,425
Total operating expenses	48,341,603	48,406,563	48,563,046	46,836,538
Income from operations	13,492,697	10,302,105	6,131,749	4,866,887
Net income	5,431,859	3,713,388	1,535,301	237,033
Total comprehensive income	5,330,019	3,683,556	1,621,325	266,325
Weighted average number of shares:
Basic	30,806,948	30,882,061	30,924,121	30,925,324
Diluted	30,878,147	31,057,759	31,179,325	31,112,684
Earnings per common share outstanding:
Basic	$0.18	$0.12	$0.05	$0.01
Diluted	$0.18	$0.12	$0.05	$0.01

	Quarter
	First	Second	Third	Fourth
2011

Total revenues	$50,392,991	$54,693,417	$56,613,532	$56,376,128
Total operating expenses	45,899,974	45,526,983	48,506,204	45,231,375
Income (loss) from operations	4,493,017	9,166,434	8,107,328	11,144,753
Net income (loss)	1,085,563	3,658,842	3,070,602	4,209,553
Total comprehensive income (loss)	1,415,624	3,974,619	3,465,077	4,317,018
Weighted average number of shares:
Basic	30,725,786	30,751,487	30,781,016	30,794,320
Diluted	30,822,828	30,838,302	30,843,313	30,828,366
Earnings (loss) per common share outstanding:
Basic	$0.04	$0.12	$0.10	$0.14
Diluted	$0.04	$0.12	$0.10	$0.14

Quarterly Changes in Valuation Allowance for Purchased Receivables

	Quarter
2012	First	Second	Third	Fourth
Beginning balance	$55,914,400	$50,939,200	$46,543,700	$38,040,700
Impairments	—	1,710,000	1,717,000	920,000
Reversal of impairments	(4,496,700)	(6,105,500)	(2,202,800)	—
Deductions(1)	(478,500)	—	(8,017,200)	(13,792,400)

Ending balance	$50,939,200	$46,543,700	$38,040,700	$25,168,300

	Quarter
2011	First	Second	Third	Fourth
Beginning balance	$87,323,300	$82,187,300	$71,753,600	$62,705,600
Impairments	2,771,000	67,900	—	—
Reversal of impairments	(1,688,400)	(2,069,300)	(2,733,100)	(2,558,500)
Deductions(1)	(6,218,600)	(8,432,300)	(6,314,900)	(4,232,700)

Ending balance	$82,187,300	$71,753,600	$62,705,600	$55,914,400

(1)

Deductions represent impairments on purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

15. Subsequent Event

On March 6, 2013, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Encore Capital Group, Inc. (“Encore”), pursuant to which a subsidiary of Encore will merge with and into the Company, with the Company as the surviving corporation (the “Merger”). In connection with the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive a cash amount equal to $6.50 per share, with the option for the Company’s stockholders to elect to receive, in lieu of cash, all or a portion of the merger consideration in Encore common stock. Encore will issue 0.2162 shares of common stock for each share of the Company’s common stock with respect to which an election to receive stock is made. In no event will more than 25% of the outstanding shares of the Company’s common stock be exchanged for shares of Encore’s common stock. The parties’ obligation to complete the transaction is subject to several conditions, including, among others, approval by the Company’s stockholders, the termination or expiration of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions. The consummation of the transaction is not conditioned on the receipt of financing. There can be no assurance that the transaction will be consummated. The transaction is currently expected to be completed in the second quarter of 2013.