Form 10-K/A
period 2012-12-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2013-04-26
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-50552

Asset Acceptance Capital Corp.

(Exact name of registrant as specified in its charter)

Delaware	80-0076779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28405 Van Dyke Avenue Warren, Michigan	48093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (586) 939-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 f the Exchange Act.

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

Number of shares outstanding of each of the registrant’s classes of common stock at February 14, 2013:

30,771,110 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None

ASSET ACCEPTANCE CAPITAL CORP.

Annual Report on Form 10-K/A

Explanatory Note

Asset Acceptance Capital Corp. (“Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2013 (the “Original Annual Report”), for the purposes of amending the documents incorporated by reference in the Form 10-K and including the information in Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K. This amendment does not amend or otherwise update any other information in the Original Annual Report and, accordingly, this amendment should be read in conjunction with the Original Annual Report and the Company’s and Encore’s filings with the SEC subsequent to the Original Annual Report.

On March 6, 2013, the Company announced that it had entered into an Agreement and Plan of Merger (“Merger Agreement”), by and among the Company, Encore Capital Group, Inc., a Delaware corporation (“Encore”), and Pinnacle Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Encore (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (“Merger”), with the Company continuing as the surviving corporation as a wholly-owned subsidiary of Encore, all as detailed in the Company’s Current Reports on Form 8-K filed with the SEC on March 11, 2013, and April 11, 2013, as well as a Registration Statement on Form S-4 filed by Encore on March 27, 2013. Stockholders of the Company will be asked to vote on the adoption of the Merger Agreement and the Merger at a special stockholders meeting that will be held on a date to be announced.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties and that are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss in the Original Annual Report in the section titled “Risk Factors”, in the Company’s preliminary proxy statement/prospectus included in the Registration Statement on Form S-4, file No. 333-187581, filed by Encore with the SEC on March 27, 2013, elsewhere in this report and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business, which are available on the SEC’s website at www.sec.gov.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. Our historic results should not be viewed as indicative of future performance. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following are our Directors and their respective ages and positions as of March 15, 2013. Information pertaining to our executive officers and other key employees was included in our Original Annual Report.

Name	Age	Position

H. Eugene Lockhart	63	Chairman of the Board of Directors
Rion B. Needs	50	Director, President and Chief Executive Officer
Jennifer L. Adams (1)(2)	53	Director
Nathaniel F. Bradley IV	56	Director
H. Philip Goodeve (1)(2)	52	Director
Donald Haider (2)(3)	71	Director
Anthony R. Ignaczak (3)	48	Director
William I Jacobs (1)(2)	71	Director
Gerald J. Wilkins (1)(3)	55	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating and Corporate Governance Committee

H. Eugene Lockhart is the Chairman of the Board of Directors and has been a Director since 2004. Mr. Lockhart has been a Partner in Diamond Castle Holdings, LLC, an independent private equity investment fund based in New York, New York since 2005. Since January 2002, Mr. Lockhart has been a Venture Partner for Oak Investment Partners, a venture capital investment firm. Mr. Lockhart served at AT&T Corporation as its President of Consumer Services from July 1999 until February 2000, and as President and Chief Marketing Officer from February 1999 until June 1999. From April 1997 until October 1998, Mr. Lockhart served as President, Global Retail, of Bank of America Corporation, a financial services firm, and from January 1994 until April 1997, he served as President and Chief Executive Officer of MasterCard International, Inc., a credit card company. Mr. Lockhart is a member of the American Institute of Certified Public Accountants. Mr. Lockhart also serves as a Director of RadioShack Corporation (NYSE: RSH), and Huron Consulting Group, Inc. (NASDAQ: HURN). Mr. Lockhart is Chair of the Thomas Jefferson Foundation at Monticello. In prior years, Mr. Lockhart also served as the Chair of the Darden Foundation at the University of Virginia, as well as the Chair of the University of Virginia Board of Managers. Mr. Lockhart’s experience in chief executive officer and other senior executive roles in the financial services industry including as Chief Executive Officer of MasterCard International, his private equity and venture capital experience and financial and business acumen from a long career in financial services provide a valuable perspective to the Board on operations, strategy, finance, and debt and capital markets transactions.

Rion B. Needs has served as our President and Chief Executive Officer and a Director since January 1, 2009 after having joined the Company in 2007 as Senior Vice President and Chief Operating Officer. Mr. Needs served as our Senior Vice President and Chief Operating Officer until December 31, 2008. Prior to joining the Company, Mr. Needs held executive positions at American Express, most recently as Senior Vice President and General Manager of Purchasing Services. Mr. Needs’ prior positions at American Express also included Senior Vice President of Global Finance Operations and Business Transformation, and Senior Vice President and General Manager of Corporate Travel. Mr. Needs’ experience in financial services management gives him a valuable perspective on the Company’s processes, and development of its analytical and information technology capabilities.

Jennifer L. Adams has served as a Director since 2004. In 1991, Ms. Adams joined World Color Press, Inc. as Vice President and General Counsel and remained with World Color Press, Inc. in a number of capacities until 1999, when she left World Color Press as Vice Chairman, Chief Legal and Administrative Officer and Secretary. Prior to joining World Color Press, Inc., Ms. Adams was an associate with the law firm of Latham & Watkins LLP. While in private practice, Ms. Adams represented corporate clients in numerous transactions. While at World Color Press, Ms. Adams oversaw the legal, human resources, environmental, information technology and investor relations functions, numerous acquisitions and debt transactions and the company’s initial public offering. Ms. Adams’ background as a lawyer and senior executive at World Color Press provides a valuable perspective to the Board on legal and governance matters, human resources and strategy.

Nathaniel F. Bradley IV has served as a Director since 2003. Mr. Bradley joined our predecessor, Lee Acceptance Company, in 1979 and co-founded Asset Acceptance Corp. in 1994. Mr. Bradley served as Vice President of our predecessor from 1982 until 1994 and President in 1994. He was named our Chief Executive Officer in June 2003 and served as our President and Chief Executive Officer until his retirement on January 1, 2009. He served as the Chairman of the Board until August 2012. Mr. Bradley’s experience as Chief Executive Officer and co-founder of the Company and his history in the accounts receivable management industry give him unique insights into the Company’s challenges, opportunities and operations.

H. Philip Goodeve has served as a Director since 2012. Mr. Goodeve has 25 years of experience in the global financial services industry and has been a corporate finance consultant since 2009. He has led over 100 acquisitions, 10 IPOs, and 15 turnarounds. Mr. Goodeve is the former co-head of Clairvest Group, Inc., one of the largest private equity groups in Canada at the time. From 2008 through 2009, Mr. Goodeve was Chief Financial Officer of FINCA International Inc., one of the largest microfinance banking groups in the world, with over 7,000 employees and operations in 21 countries. Mr. Goodeve served as Chief Financial Officer of PRC, LLC, when it filed for bankruptcy reorganization in January 2008, later successfully completing its financial restructuring and emerging from bankruptcy reorganization in June 2008. Prior to that, Mr. Goodeve held senior executive positions at Washington Mutual Finance, the consumer finance segment of Washington Mutual, and Bank of America where he was Executive Vice President in charge of strategy and corporate development for the Global Retail Bank. Mr. Goodeve also serves on the board of Integral Securities. Mr. Goodeve’s private equity experience and financial and business acumen from a long career in financial services provide a valuable perspective to the Board on strategy, finance, and debt and capital markets transactions.

Donald Haider has served as a Director since 2004. Since 1973, Dr. Haider has been a Professor of Management at Northwestern University’s Kellogg School of Management first as an Assistant, then Associate and Professor of Management since 1990. Dr. Haider began his academic career in 1971 as an Assistant Professor at Columbia University. Dr. Haider served on the Board of Directors of Fender Musical Instruments, Scottsdale, Arizona until December 2012, and served on the Board of Directors of LaSalle National Bank, N.A., Chicago, Illinois, until its acquisition by Bank of America in October 2007. Dr. Haider’s experience in management education and his extensive public service background, including as Budget Director and Chief Financial Officer of the City of Chicago, Deputy Assistant Secretary of the U.S. Treasury and service in the U.S. Office of Management and Budget, bring to the Board a valuable perspective on strategy, public policy and regulation of financial services.

Anthony R. Ignaczak has served as a Director since 2003. Mr. Ignaczak joined Quad-C Management, Inc., a private equity firm, in 1992 and has, since May 1993, been a Partner with Quad-C Management, Inc. in Charlottesville, Virginia. Prior to 1992, Mr. Ignaczak was an Associate with the Merchant Banking Group at Merrill Lynch and a member of the Mergers and Acquisitions department of Drexel, Burnham, Lambert Inc. Mr. Ignaczak’s private equity and investment banking experience provides the Board with his expertise on debt and capital markets transactions, and his experience in operations and strategy from his oversight of Quad-C’s many portfolio companies.

William I Jacobs has served as a Director since 2004. Mr. Jacobs formed WIJ & Associates, a business consulting firm, in 2002 as its President. Prior to that time Mr. Jacobs served as Executive Vice President, Global Resources, and then Senior Executive Vice President, Strategic Ventures, of MasterCard International. Mr. Jacobs is a Director of Global Payments, Inc. (NYSE: GPN). Mr. Jacobs formerly was a director of Investment Technology Group, Inc. (NYSE: ITG) and Alpharma, Inc. (NYSE: ALO). Mr. Jacobs’ extensive knowledge of financial and accounting issues and his background as Senior Executive Vice President of MasterCard International, coupled with his service on other public company boards, provide a valuable perspective to the Board on financial, accounting and strategic matters.

Gerald J. Wilkins has served as a Director since 2012. Mr. Wilkins is the President of WJG Consulting, Inc. (2003-2007 and 2008 to present). Mr. Wilkins served as Chief Financial Officer of Habitat for Humanity International from 2007 to 2008, Executive Vice President and Chief Financial Officer of AFC Enterprises, Inc.

from 2000 to 2003, Chief Financial Officer of AFC Enterprises, Inc. from 1995 to 2000, and Vice President, International Business Planning, KFC International from 1993 to 1995. Mr. Wilkins is a Director of Global Payments, Inc. (NYSE: GPN). Mr. Wilkins’ experience as a chief financial officer of several organizations provides an important perspective to our Board regarding finance and accounting matters.

Board Meetings and Independence

The Board met eight times in 2012. The Board has determined that each of Ms. Adams, Dr. Haider and Messrs. Bradley, Goodeve, Ignaczak, Jacobs, Lockhart and Wilkins is independent as defined under Rule 5605 of the listing standards of The NASDAQ Stock Market, Inc. All of the Directors attended at least 75% of the Board and respective committee meetings that were held during their times of service.

Board Committees

The Board has three standing committees: Audit Committee; Compensation Committee; and Nominating and Corporate Governance Committee. The Board has adopted a written charter for each Committee, which are available on the Company’s website at http://investors.assetacceptance.com. Under their respective charters, each of these Committees is authorized and assured of appropriate funding to retain and consult with external advisors, consultants and counsel.

Audit Committee. The Audit Committee members are William I. Jacobs (chairperson), Jennifer L. Adams, H. Phillip Goodeve and Gerald J. Wilkins. The Audit Committee met four times during 2012. The primary function of the Audit Committee is to assist the Board in fulfilling its financial oversight responsibilities. Other responsibilities of the Audit Committee include:

•	reviewing the financial information provided to shareholders and the SEC;

•	overseeing the corporate accounting and financial reporting practices;

•	appointing our independent registered public accounting firm;

•	approving the scope of the audit and related audit fees; and

•	monitoring systems of internal financial controls and financial reporting processes, including compliance with Section 404 of the Sarbanes-Oxley Act.

The Audit Committee is not responsible for the planning or conduct of audits, or the determination that the Company’s financial statements are complete and accurate and in accordance with U.S. generally accepted accounting principles. The Board has determined that (1) each of Messrs. Jacobs, Goodeve and Wilkins is an “audit committee financial expert,” as defined in Item 407 of SEC Regulation S-K; (2) each member of the Audit Committee is independent under Rule 5605 of the NASDAQ listing standards; and (3) each member of the Audit Committee is financially literate and qualified to serve on the Audit Committee under Rule 5605.

Compensation Committee. The Compensation Committee members are Jennifer L. Adams (chairperson), Phillip Goodeve, Donald Haider and William I. Jacobs. The Compensation Committee met five times during 2012. The Board has determined that each member of the Compensation Committee is independent under Rule 5605 of the NASDAQ listing standards.

The primary function of the Compensation Committee is to consider and establish executive officer compensation, and the compensation programs, plans, benefits and equity awards for executive officers. Other responsibilities of the Compensation Committee include:

•	considering and recommending director compensation to the Board;

•	reviewing and discussing with management the Compensation Discussion and Analysis included or incorporated by reference into the Company’s Annual Report on Form 10-K;

•	preparing an annual Compensation Committee Report;

•	evaluating the performance of the Company’s executive officers; and

•	overseeing the Company’s succession planning for its executive officers.

The Compensation Committee’s Charter does not provide for any delegation of the Committee’s authority regarding executive officer and director compensation. Our Chief Executive Officer makes recommendations to the Compensation Committee on most compensation matters involving executive officers other than himself, including base salary, annual cash incentive compensation and equity awards. Our Chief Financial Officer, General Counsel and our Vice President-Human Resources provide information to the Compensation Committee. Our Chief Executive Officer, Chief Financial Officer, General Counsel and Vice President-Human Resources did not make recommendations on, or participate in decisions with, the Committee about their own compensation.

The Compensation Committee engaged Meridian Compensation Partners, LLC, a compensation consultant, in 2012 to provide data and recommendations on executive officer and director compensation for the Committee’s consideration, including an analysis of survey and competitive information. Meridian Compensation Partners has not provided consulting services to our management. Meridian Compensation Partners did not provided any advice or recommendations with respect to the 2012 compensation.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee members are Donald Haider (chairperson), Anthony R. Ignaczak and Gerald Wilkins. The Nominating and Corporate Governance Committee met eight times during 2012. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent under Rule 5605 of the NASDAQ listing standards. The Committee develops and recommends to the Board criteria for Board and Board committee membership and oversees searches to identify potential director candidates. Other responsibilities of the Nominating and Corporate Governance Committee include:

•	assisting the Board in identifying, screening and recommending qualified candidates to serve as directors and reviews director candidates submitted by shareholders;

•	recommending to the Board the nominees to fill new positions or vacancies as they occur;

•	reviewing independence requirements under applicable law or the listing rules of NASDAQ;

•	reviewing Code of Business Conduct and Corporate Governance Policies periodically and recommending appropriate changes;

•	overseeing the annual evaluations of the Board and its Committees; and

•

considering and acting upon conflicts of interest, including related party transactions required to be disclosed in the Company’s proxy materials or other filings under applicable SEC guidelines, in accordance with the procedures set forth in our Code of Business Conduct and our charter for the Nominating and Corporate Governance Committee.

Corporate Governance

The Company is committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our shareholders well and maintaining the Company’s integrity in the marketplace. We maintain a Code of Business Conduct for directors, officers and employees and have adopted Corporate Governance Policies, which, in conjunction with the Certificate of Incorporation, Bylaws and Board committee charters, form the framework for the governance of the Company. All of these documents are available at http://investors.assetacceptance.com. We will post on this web site any amendments or waivers of our Code of Business Conduct for directors and executive officers.

The Board annually reviews its corporate governance practices and policies as set forth in its Code of Business Conduct and Corporate Governance Policies. The Board also conducts annual performance evaluations of the Board as a whole and the individual Committees.

Board Leadership We determine the most suitable leadership structure from time to time. At present, the Board has chosen to separate the roles of CEO and Chairman of the Board of Directors. Mr. Needs is our President and CEO and Mr. Lockhart is our non-executive Chairman of the Board of Directors. We believe this structure is optimal for our Company at this time because it allows Mr. Needs to focus on the day-to-day operation of the business, while Mr. Lockhart focuses on leadership of the Board of Directors. Mr. Lockhart is an independent director. We believe this structure provides the Company with sound corporate governance practices in the management of its business.

We recognize that different board leadership structures may be appropriate for companies in different situations. We believe that our present structure provides strong leadership for our Board, while also positioning our CEO as the leader of the Company in the eyes of our employees and other stakeholders.

Risk Oversight. The Board has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. This includes working with management to determine and assess the Company’s strategy toward risk management and mitigation. While the Board oversees the Company’s risk management and establishes policies, management is responsible for day-to-day risk management processes. The Board and its committees administer their risk oversight function through regular, periodic reporting from and discussions with management appropriate to the nature and magnitude of the particular risk and, where appropriate, take action related to the subject matter.

The Audit Committee oversees management of financial risks and risks related to financial reporting, the audit process and internal controls over financial reporting. The Compensation Committee oversees management of risks relating to executive compensation plans and arrangements. The Nominating and Corporate Governance Committee oversees management of risks associated with Board independence and conflicts of interest. While each Committee is responsible for evaluating certain risks and overseeing management of those risks, the entire Board is regularly informed through committee reports about those risks. The Board’s leadership structure permits frank assessments and discussions of risks with the CEO, and in executive sessions among independent directors only.

Nomination of Directors. The Nominating and Corporate Governance Committee, in accordance with its charter and the Board’s governance principles, seeks to select a Board that, as a whole, is strong in its collective knowledge and has diverse skills and experience concerning accounting and finance, management and leadership, vision and strategy, business operations, business judgment, risk assessment, industry knowledge, and corporate governance. When reviewing a potential candidate, the Committee looks specifically at the candidate’s qualifications in light of the needs of the Board and the Company at that time given the then current mix of Director attributes.

In considering whether to recommend any candidate for inclusion as a director nominee, the Committee will apply the criteria set forth in the Corporate Governance Policies adopted by the Board and in applicable committee charters. These criteria include the candidate’s character and integrity, business acumen, experience inside and outside of the business community, personal commitment, diligence, lack of conflicts of interest and the ability to act in the balanced, best interests of the shareholders as a whole rather than special interest groups or constituencies. While the Committee does not have a policy in regard to the consideration of diversity in identifying director nominees, its evaluation criteria include diversity factors such as race, gender or experience in determining which candidates would be desirable additions to the Board.

The Committee will consider nominations submitted by shareholders. Shareholders who wish to recommend a nominee may do so by writing to: Edwin L. Herbert, Secretary, Asset Acceptance Capital Corp. 28405 Van Dyke Avenue Warren, Michigan 48093. Any recommendation must include (i) the name and address of the candidate, (ii) a brief biographical description, including his or her occupation for at least the last five years, and a statement of the qualifications of the candidate, taking into account the qualification requirements summarized above, and (iii) the candidate’s signed consent to be named in the Company’s proxy materials and to serve as a director if elected. The Committee may also seek additional biographical and background information from any candidate. The shareholder making the recommendation must also provide (x) his or her name and address, (y) the number of shares of our Common Stock beneficially owned by such shareholder, and (z) a description of any arrangement or understanding between the shareholder and any other person with respect to the recommendation or any material interest of the shareholder in the recommendation.

The process followed by the Nominating and Corporate Governance Committee to identify and evaluate candidates includes requests to Board members and others for recommendations, which may include a search firm or outside consultant, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Committee and the Board. Assuming the appropriate biographical and background material is provided for candidates submitted by shareholders, the Committee will evaluate those candidates by following substantially the same process, and applying substantially the same criteria, as for candidates submitted by Board members. No material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors were implemented after the Board last provided this disclosure.

Shareholder Communications with Directors. The Board has established a process for shareholders to communicate with members of the Board. The chairperson of the Nominating and Corporate Governance Committee is responsible for monitoring communications from shareholders and providing copies or summaries of such communications to the other Directors, as he or she considers appropriate. The chairperson of the Nominating and Corporate Governance Committee will forward all communications to all Directors if they relate to appropriate matters and may include his or her suggestions or comments. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to personal grievances and matters as to which the Company tends to receive repetitive or duplicative communications. Shareholders who wish to send communications to the Board may do so by writing to: Dr. Donald Haider, Chairperson of the Nominating and Corporate Governance Committee, Asset Acceptance Capital Corp., 28405 Van Dyke Avenue Warren, MI 48093.

Annual Meeting Attendance Policy. The Board’s policy is that all Directors should attend the Annual Meeting of Shareholders if reasonably possible. All members of the Board of Directors attended the 2012 Annual Meeting of Shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16 of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and more than 10% shareholders to file with the Securities and Exchange Commission and the Company reports of their ownership of the Company’s securities. Based upon written representations and copies of reports furnished to the Company by such persons, we believe that our executive officers, directors and 10% shareholders complied on a timely basis with all Section 16(a) filing requirements for 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes our overall executive compensation philosophy, objectives, policies and practices. This CD&A places in perspective the compensation information contained in the tables and other data that follow this discussion under the caption “Executive Compensation” and specifically analyzes the total compensation for the following executive officers (the “Named Executive Officers”):

•	Rion B. Needs, President and Chief Executive Officer;

•	Reid E. Simpson, Senior Vice President-Finance and Chief Financial Officer;

•	Deborah L. Everly, Senior Vice President and Chief Acquisitions Officer;

•	Todd C. Langusch, Vice President-Chief Information Officer; and

•	Edwin L. Herbert, Esq., Vice President-General Counsel, Chief Compliance Officer and Secretary.

Our core business consists of purchasing and collecting defaulted or charged-off consumer accounts receivable portfolios. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, retail merchants, telecommunications and utility providers. Since these receivables are delinquent or past due, we are able to purchase them at a substantial discount. We purchase and collect charged-off consumer receivable portfolios for our own account. We are among the largest businesses in our industry.

Executive Summary

Our executive compensation program is designed to attract, motivate and retain individuals with the skills required to formulate and execute the Company’s strategic plans and to achieve performance necessary to increase shareholder value. The program seeks to align executive compensation with shareholder value on an annual and long-term basis through a combination of base salary, annual incentive compensation and long-term incentive awards which are comprised of a mix of non-qualified stock options and performance-based and time vesting restricted stock units.

In 2012, we continued our focus on making our cost structure more competitive while increasing productivity, improving our analytics and streamlining our business model. Some of our 2012 accomplishments include:

•	increased Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted EBITDA”) by 6.0%, from $172.9 million in 2011 to $183.2 million in 2012;

•	increased our return on invested capital from 6.55% in 2011 to 8.32% in 2012;

•	increased total cash collections by 5.1%, from $350.0 million in 2011 to $367.8 million in 2012;

•

reduced our cost to collect, or our operating costs expressed as a percent of total cash collections, from 52.9% in 2011 to 52.2% in 2012, a 70 basis point improvement. These results included a $6.6 million increase in investment in our legal channel as well as an increase of $0.6 million in restructuring charges incurred as a result of initiatives to improve our cost structure;

•	increased our purchases of charged-off consumer debt from $160.6 million in 2011 to $164.7 million in 2012; and

•	increased the estimated remaining collections on our purchased portfolios of charged-off consumer debt by 4.4%, from $826.9 million at December 31, 2011 to $863.2 million at December 31, 2012.

On March 6, 2013, the Company announced that it had entered into the Merger Agreement with Encore and Merger Sub, providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation as a wholly-owned subsidiary of Encore, all as detailed in the Company’s Current Reports on Form 8-K filed with the SEC on March 11, 2013, and April 11, 2013, as well as a Registration Statement on Form S-4 filed by Encore on March 27, 2013. Stockholders of the Company will be asked to vote on the adoption of the Merger Agreement and the Merger at a special stockholders meeting that will be held on a date to be announced. Subject to certain exceptions, under the terms of the Merger Agreement, the Company has agreed to obtain the consent of Encore prior to amending or otherwise modifying compensation paid to Company employees.

Key Compensation Objectives

While we discuss the objectives of our compensation program in greater detail below, our primary objective is to align executive compensation to shareholder value through pay for performance. We do this through a mix of base salary, annual incentive compensation and long-term incentive compensation in the form of equity awards that are performance-based or vest over time. We also have several governance programs and other practices in place to align executive compensation with shareholder interests and to reduce the likelihood that our compensation programs might encourage inappropriate levels of risk-taking. These include executive officer stock ownership guidelines, limited perquisites, use of tally sheets and clawback provisions.

Key Compensation Decisions for 2012

Base Salary. We increased the base salaries our Named Executive Officers in April 2012 by amounts ranging from 2.2% to 5.1% in recognition of their 2011 performance and in light of our consideration of the market for their positions.

Annual Incentive Compensation. We achieved 95.1% of our Adjusted EBITDA target under our 2012 annual incentive compensation plan. In determining Adjusted EBITDA performance under our 2012 annual incentive compensation plan, we added back $2.6 million of expenses to Adjusted EBITDA. We determined to add back these expenses to Adjusted EBITDA in determining performance under the plan because they were not budgeted for 2012 and could not have been anticipated by management. Of these expenses added back to Adjusted EBITDA, $0.2 million were legal fees and other costs related to activities leading to the Merger Agreement with Encore. Our CEO’s annual incentive compensation is based on overall Company performance against target. Our other Named Executive Officers’ annual incentive compensation is based on the achievement of the Company’s Adjusted EBITDA goal and personal goals. Our other Named Executive Officers achieved most or all of their personal goals under our annual incentive compensation plan. Because the Company did not reach the Adjusted EBITDA target for 2012, annual incentive compensation paid to the Named Executive Officers was below their target compensation levels.

Long-Term Incentive Compensation. We made grants of equity awards consisting of a mix of nonqualified stock options, performance-based restricted stock units tied to the achievement of one, two and three year cumulative return on invested capital, and time-based restricted stock units, all vesting over a several year period, to motivate performance to drive Company results over the longer term.

The Role of the Compensation Committee

Our Compensation Committee makes all decisions on how we compensate our executive officers, including our Named Executive Officers. Our Compensation Committee evaluates our Chief Executive Officer’s performance based on the Company’s performance as a whole. As part of the process, our Chief Executive Officer provides the Committee with his assessment of our other executive officers’ performances during the prior fiscal year and makes recommendations to the Committee regarding their base salaries, individual goals, annual cash incentive compensation and the size of equity awards. The Committee independently evaluates all recommendations and makes all final compensation decisions in executive session. The Committee assesses executive compensation overall, including incentive plans, to provide a mix of compensation that promotes sustained improvements in Company performance and avoids excessive short-term risk taking. The Compensation Committee has taken the following actions in discharge of its duties:

•	conducted ongoing, annual succession planning for all executive officer positions;

•	incorporated the use of tally sheets into its evaluation and determination of executive compensation;

•

incorporated a clawback provision applicable to executive officers into the Company’s annual incentive compensation plan to permit recapture of bonuses based on material financial statement inaccuracies that impact the calculation of bonuses under the plan;

•	incorporated clawback provisions in employment and change in control agreements; and

•	established executive officer stock ownership guidelines.

The Importance of Our Code of Business Conduct. We pay our executive officers in a manner that we believe will motivate them to execute our business strategy and create shareholder value by achieving the financial performance we want for the Company, consistent with the ethical behavior prescribed in our Code of Business Conduct. Our Annual Incentive Compensation Plan for Management (the program under which most management associates are awarded annual cash incentive compensation, including all of the Named Executive Officers) provides that, in addition to non-financial consequences, any violation of the Code of Business Conduct will result in complete forfeiture of any bonus which would otherwise be earned under this Plan.

Our Compensation Philosophy. We intend for our executive compensation programs to encourage and reward efforts that create shareholder value by aligning our executive officers’ individual performance with our short-term and long-term corporate goals. To that end, the compensation provided to our executive officers includes: base salary, short-term annual cash incentive compensation and long-term equity incentive compensation. In addition, we provide retirement and other benefits, including our broad-based 401(k) and health and welfare plans.

In determining each executive officer’s total compensation, we consider individual performance, the importance of the person’s role to the Company, market ranges of pay for the position, internal pay equity and our overall financial performance. We strive to have a compensation structure which facilitates both the retention of existing executive officers and the recruitment of new executive officers.

Risk Mitigation. The Compensation Committee is mindful of structuring executive compensation in a manner that motivates sustained Company performance over time and does not induce inappropriate or excessive risk taking to produce short-term results. The equity awards we provide our executive officers are a substantial part of their compensation and vest over a several year period, which rewards sustained Company performance over an extended period of time. The Compensation Committee has established stock ownership guidelines for executive officers which we believe discourage excessive risk-taking. We also have a clawback provision in our Annual Cash Incentive Plan that permits the Company to recapture bonus payments made to executive officers based on material financial statement inaccuracies that impact the calculation of bonuses under the plan. We included this provision to have a mechanism for adjusting the compensation that is paid to our executive officers to reflect the actual results of their performance, which may not be fully known or understood immediately following the completion of the performance period.

Use of Tally Sheets. Our General Counsel, Human Resources and Finance Departments support the Compensation Committee’s work with data and legal analysis, including preparation of tally sheets to show total compensation for each executive officer and the weighting of the various components of compensation. The tally sheets include annual compensation, both actual and target, the value and potential of long-term incentive awards, stock ownership, benefits, perquisites and potential payouts under certain provisions of employment agreements, so that the Committee understands total compensation for each executive officer and the relative weighting of the components of total compensation.

Use of a Consultant; Benchmarking. The Compensation Committee periodically engages compensation consultants, to provide market data and recommendations to the Committee. In 2012, the Committee engaged Meridian Compensation Partners, LLC (“Meridian”), which used publicly available data for the following publicly traded, U.S. based financial services companies, taking into account the business, revenues, net income, assets and market capitalizations of the companies in establishing a peer group for the Company. Three of these firms as indicated with an * are our direct competitors and 13 are not direct competitors.

•	Asta Funding, Inc.*

•	CompuCredit Holdings Corp.

•	Consumer Portfolio Services, Inc.

•	Credit Acceptance Corporation

•	Encore Capital Group, Inc.*

•	First Cash Financial Services

•	First City Financial Corp.

•	Flagstar Bancorp Inc.

•	Global Cash Access Holdings

•	Green Dot Corp.

•	Ocwen Financial Corp.

•	Netspend Holdings Inc.

•	Portfolio Recovery Associates, Inc.*

•	QC Holdings, Inc.

•	Regional Management Corp.

•	World Acceptance Corp.

Among other things, the Compensation Committee engaged Meridian to provide a competitive review of executive compensation and long-term incentive compensation plan design for use in 2013. Meridian did not provide any advice or recommendations with respect to the 2012 compensation program.

The Compensation Committee from time to time uses the publicly available market data for the peer group companies on base salaries, annual cash incentive compensation and long-term equity incentives as one of several factors in determining executive compensation. Because the comparative compensation information is just one of several analytical tools that are used in setting executive compensation, the Compensation Committee determines the nature and extent of its use. Additionally, given the limitations associated with comparative pay information for setting individual executive compensation, although the Committee considers comparative information, the Committee may not always follow it in the course of making compensation decisions.

Other factors considered include individual performance, the importance of the particular executive officer’s responsibilities to the Company’s business, and the desire of the Committee to attract and retain experienced and talented executive officers to enable us to execute successfully our business model.

Our Compensation Objectives

The principal objectives of our overall compensation program are to:

•	permit us to recruit and retain talented and well-qualified executive officers to serve in leadership positions;

•	retain experienced and talented executive officers to lead our organization over the long-term, and succeed into positions of increasing responsibility;

•	build corporate and shareholder value by:

•	focusing our executive officers on achieving objectives critical to implementing our business strategy;

•	ensuring that our executive officers take a long-term perspective while also concentrating on achievement of annual goals;

•

holding executive officers directly accountable for results by placing a major portion of compensation in at-risk incentives based on achievement of performance objectives and creation of shareholder value; and

•	ensuring that our executive officers do not engage in inappropriate or excessive risk-taking;

•	motivate our executive officers to succeed by providing compensation that is based on performance without promoting excessive risk-taking;

•	offer compensation opportunities that are fair in relation to the compensation of other associates and reasonable from the perspective of shareholders;

•	safeguard our business, including protecting it from competition and other adverse activities by the executive officer during and after employment;

•	compensate executive officers in an efficient and cost-effective manner, taking into consideration accounting and tax consequences; and

•	fully comply with applicable rules and regulations.

Components of Compensation. We structure compensation to motivate our executive officers to achieve both our short-term financial performance goals and our long-term strategic goals, while minimizing inappropriate levels of risk-taking. We do this through a combination of (i) base salary; (ii) annual incentive compensation; (iii) long-term incentive compensation; and (iv) retirement and other benefits. Set forth below is a summary of the principal objectives and features of each of these components:

Base Salary

Principal Objectives

•	Ensures a basic level of compensation

•	Rewards the experience and skill of the individual

•	Recognizes the importance of the role to the Company

•	Provides motivation for career development within the Company

Principal Features

•	Reviewed annually

•	Not dependent on achievement of specific Company goals

•	Varies by scope of responsibilities, skills and comparable market compensation

Annual Incentive Compensation

Principal Objectives

•	Rewards annual Company performance that meets the goal

•	Rewards and differentiates based on achievement of personal goals aligned with Company strategic initiatives

Principal Features

•	Company and personal goals approved annually

•	Threshold, target and maximum levels are set

•	Paid by March 15 based on audited prior year results

•	Provides greater incentives to those persons most accountable for overall Company performance

•	Motivates without creating excessive risk-taking
•	Chief Executive Officer’s compensation based solely on Company performance

•	Clawback provision that permits the Company to recapture bonuses to executive officers based on material financial statement inaccuracies that impact the calculation of bonuses under the plan

•	No payment to anyone who violates the Company’s Code of Business Conduct

Long-Term Incentives

Principal Objectives

•	Rewards Company performance over time that increases share price without promoting xcessive risk-taking

•	Aligns executive officer interests with shareholder interests

•	Rewards employment longevity

•	Provides significant equity ownership opportunity to those executive officers most responsible for Company performance

•	Attracts and retains executive officers

•	Promotes long-term accountability

Principal Features

•	Non-qualified stock option awards, vesting over time

•	Performance-based restricted stock units tied to one, two and three year cumulative return on invested capital, vesting over time

•	Time-vested restricted stock units for retention

•	Amounts awarded reflect considerations of individual performance, internal pay equity, promotions and retention of the individual

•	Mix of types of awards and terms based on an assessment of what is appropriate to motivate long-term performance without promoting excessive risk-taking

Retirement and Other Benefits

Principal Objectives

•	Provide tax-qualified retirement savings plan

•	Provide health and welfare plan benefits

•	Encourages a long-term employment relationship with the Company

•	Provide modest perquisites if deemed appropriate to specific circumstances

Principal Features

•	Permit participation in Company 401(k) and health and welfare plans on same terms available to all Company associates

•	Modest perquisites provided that are specific to the executive officer’s circumstances

2012 Executive Compensation

We do not use a specific formula to allocate total compensation among the various elements of our compensation programs.

We increased the base salaries of our Named Executive Officers in April 2012 in amounts ranging from 2.2% to 5.1%. We achieved 95.1% of our target Company Adjusted EBITDA performance for 2012 under our annual cash incentive compensation plan and our Named Executive Officers achieved most or all of their personal goals established under the plan. Because the Company did not reach the Adjusted EBITDA target for 2012, annual incentive compensation paid to Named Executive Officers was below their target compensation levels. We paid Ms. Everly incentive compensation tied to our purchases of charged-off consumer debt pursuant to our employment agreement with her. The Company made equity awards to each of Messrs. Needs, Simpson, Langusch and Herbert and Ms. Everly to enhance their commitment to the long-term success of the Company. The table below shows our allocation of total compensation.

Allocation of Elements of Compensation in 2012

Name	Base Salary (%)	Annual Incentive Compensation (%)	Long-Term Incentive Compensation (Equity Awards) (%) (1)	Other (%)

Rion B. Needs, Chief Executive Officer	46.8	29.3	22.9	1.0

Reid E. Simpson, Chief Financial Officer	50.5	34.1	13.9	1.5

Deborah L. Everly, Chief Acquisitions Officer	53.3	32.5	12.5	1.7

Todd C. Langusch, Vice President – Chief Information Officer	68.6	21.2	9.0	1.2

Edwin L. Herbert, Esq. Vice President – General Counsel and Secretary	66.4	20.9	9.9	2.8

(1)	Equity awards are valued at the grant date fair value computed in accordance with FASB ASC Topic 718, as reflected in our Summary Compensation Table included below. Please refer to Note 9 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, for a statement of the assumptions we made in regard to the valuation of these awards.

Base Salary. We pay a base salary or fixed amount of money to our Named Executive Officers in return for their dedicated services and expertise in their respective positions. We increased the base salaries of our other Named Executive Officers in amounts ranging from 2.2% to 5.1%.

Annual Cash Incentive Compensation. Our 2012 Annual Incentive Compensation Plan for Management, the second component of our compensation structure, was comprised of two parts: (1) the opportunity for our executive officers to earn annual cash incentive compensation based on the achievement of Company financial goals measured by a formula based upon Adjusted EBITDA, and (2) the opportunity for our executive officers, other than Mr. Needs who is compensated solely based on the achievement of Company goals, to earn annual cash incentive compensation based on the achievement of defined personal goals. We design these personal goals to align executive officer individual performance directly with the achievement of our strategic objectives.

Our Compensation Committee approves both Company and personal goals. Mr. Needs’ opportunity as the Chief Executive Officer to earn annual cash incentive compensation under the plan is based solely on the achievement of the Company’s financial goals because he is responsible for Company performance overall. No incentive compensation was available under our 2012 Annual Incentive Compensation Plan for Management for an executive officer who violates our Code of Business Conduct. The plan also contains a clawback provision giving the Board the right to reimbursement of overpayments to executive officers under the plan in the event of a material restatement of the Company’s financial statements.

Company Goals and 2012 Performance. We believe that Adjusted EBITDA is an important indicator of our annual performance. We use Adjusted EBITDA for planning purposes, including the preparation of budgets and forecasts and as a measure of operating performance for financial covenants in our credit agreement. Adjusted EBITDA essentially measures our cash collections, less cash operating expenses, or the free cash we have to spend to purchase additional portfolios of charged-off consumer debt, service our debt, pay income taxes and for other purposes.

We established the Adjusted EBITDA target goal for the 2012 Annual Incentive Compensation Plan for Management in March 2012 based on our then expectations about the liquidation or collection rates of the portfolios we had purchased prior to 2012, anticipated collections from current year portfolio purchases, and anticipated operating expenses for the year. For 2012, the Adjusted EBITDA target goal under our plan was $197,701,497. The threshold goal for our performance was $183,862,392 or 93% of target Adjusted EBITDA, and the maximum goal was $211,540,602 or 107% of target Adjusted EBITDA.

We chose the threshold goal because it represented an appropriate level of growth from 2011 performance. Target Adjusted EBITDA equaled our 2012 budgeted Adjusted EBITDA. We chose the maximum goal because it represented a difficult level of Adjusted EBITDA to achieve. Our 2012 Adjusted EBITDA under the plan was $187,921,806, 95.1% of target. Adjusted EBITDA under the plan is determined prior to the calculation of incentive payments under the plan and, as a consequence, differs from our reported 2012 Adjusted EBITDA of $183,229,089. In determining Adjusted EBITDA under the plan we also added back $2.6 million of unanticipated expenses, $0.2 million of which relates to activity leading to the Merger Agreement with Encore.

Other than our Chief Executive Officer whose incentive compensation depends solely on Company performance, each of our Named Executive Officers had a target bonus under the plan based 50% on the achievement of Company target Adjusted EBITDA and 50% based on the achievement of all personal goals. Each was eligible to receive up to a maximum of 200% of his or her target bonus related to 2012 Adjusted EBITDA for achievement of the maximum Adjusted EBITDA goal under the plan. Our Named Executive Officers each received a payout of 77.9% of his or her target bonus related to the achievement of Adjusted EBITDA for performance of 95.1% of target. Our Chief Executive Officer, whose incentive compensation is based solely on Company performance, received total incentive compensation of 77.9% of his target 2012 incentive compensation.

Personal Goals. The 2012 personal goals varied by individual depending on the breadth and nature of the executive officers’ responsibilities and how these contributed to the Company’s performance. For example, Mr. Needs’ annual incentive compensation is based solely on performance of the Company. We strive to closely correlate personal goals to the achievement of the Company’s strategic initiatives intended to drive future performance. Examples of individual performance objectives applicable to one or more of our Named Executive Officers for 2012 included:

•	implementation of process excellence initiatives focused on improving cost structure and overall profitability;

•	inventory management improvements;

•	upgrading IT hardware and implementing system improvements and enhancements;

•	meeting and enhancing standards for compliance controls;

•	enhancement of analytical models; and

•	developing capital structure strategies.

Some personal goals were qualitative in nature and some were quantitative. All related directly to execution of specific Company initiatives and fundamental business strategies and, we believe, were important to achieving sustainable improvements in Company financial performance over time.

Mr. Simpson achieved 90% of his 2012 personal goals. Ms. Everly achieved 95% of her 2012 personal goals. Mr. Langusch achieved 97.5% of his 2012 personal goals. Mr. Herbert achieved 100% of his 2012 personal goals.

As a debt buyer, we are highly dependent for future growth and profitability on our ability to purchase charged-off consumer debt at attractive prices. As a consequence, we have provided in Ms. Everly’s employment agreement an annual cash incentive to complete the purchases of charged-off consumer debt that we collect by paying her 5 basis points (.05%) of the direct cost of all charged-off debt purchased by us, with a reduction in the incentive payments if cash collections are lower than projected, based on a formula we have provided in her employment agreement. For 2012, that resulted in $54,884 in incentive payments to Ms. Everly.

We believe that establishing individual goals for our Named Executive Officers, other than our Chief Executive Officer, who has Company-wide accountability, promotes accountability for each executive officer’s personal performance and helps differentiate our executive officers’ compensation based on individual contributions, assuming achievement of threshold Company performance under the plan.

Bonus Percentages. We set 2012 target incentive compensation as a percentage of base salary for each of our executive officers, ranging from 80% of base salary for our Chief Executive Officer and Chief Financial Officer, to 50% of base salary for our Chief Acquisitions Officer and 35% of base salary for our Vice President-Chief Information Officer and Vice President-General Counsel. We believe that our executive officers with their greater responsibility and ability to influence Company results should have a greater percentage of their pay at risk and a greater opportunity to be paid more when the Company performs well.

For 2012, our Named Executive Officers could have earned the following for individual and Company performance under our 2012 Incentive Compensation Plan for Management, expressed as a percentage of base salary: Mr. Needs and Mr. Simpson, 0% to 120%; Ms. Everly, 0% to 75%; and Mr. Langusch and Mr. Herbert, 0% to 52.5%. For 2012, our Named Executive Officers earned the following for actual individual and Company performance under our 2012 Incentive Compensation Plan for Management, expressed as a percentage of base salary: Mr. Needs, 62.3%; Mr. Simpson, 67.2%; Ms. Everly, 43.2%; Mr. Langusch, 30.7%; and Mr. Herbert, 31.1%.

Equity Compensation. The granting of equity awards for the purposes of establishing long-term incentives is the third component of our compensation programs. We believe that having an annual equity incentive award program for executive officers and other key associates is important to motivate them to increase the value of our stock and to retain their services for the long-term.

We chose a schedule of making annual equity awards to executive officers and other key associates during the first quarter of each year so that we make awards taking into consideration, among other things, the prior year’s performance by the Named Executive Officers. The awards we made in March 2012 to Mr. Needs, Mr. Simpson, Ms. Everly, Mr. Langusch and Mr. Herbert were a mix of the following:

•	stock options vesting ratably over a four year period;

•	time-based restricted stock units vesting ratably over a three year period beginning with the second anniversary of the grant date; and

•

performance-based restricted stock units, vesting one third per year based on achievement of cumulative return on invested capital over one, two and three year periods, with the opportunity for later vesting of shares not vested in years one or two if the cumulative return on invested capital target is achieved in year two or three.

We chose the mix and terms of the equity awards taking into consideration our desire to have performance-based restricted stock units that would be dependent upon Company performance over several years, and our desire to have awards that would vest over time to encourage sustained Company performance and to discourage excessive short-term risk taking. Each restricted stock unit represents the contingent right to receive one share of Company common stock. We chose one, two and three year cumulative returns on invested capital for the performance-based restricted stock units to reward performance, including increased earnings and effective use of our balance sheet and capital, over a several year period.

We determined for each of Mr. Needs, Mr. Simpson, Ms. Everly, Mr. Langusch and Mr. Herbert a number of “option equivalents” which were then allocated one-third each in March 2012 awards to stock options, time-vested restricted stock units and performance-based restricted stock units. The “option equivalent” basis we used in determining the number of restricted stock units to be awarded in relation to stock options involved a conversion ratio of option shares to restricted stock units of 3 to 1 for time-vested restricted stock units and 2.25 to 1 for performance-based restricted stock units given the inherent greater risk in realizing value from stock options and performance-based restricted stock units as opposed to time-vested restricted stock units.

We believe this mix of equity awards will provide a strong incentive to increase the value of our common stock over a sustained period of time and for the Named Executive Officers to remain with the Company. Please note that vesting periods noted above may be altered by the ultimate terms and conditions associated with the completion of the pending Merger with Encore.

The performance-based restricted stock units awarded to the Named Executive Officers in March 2012 had a 2012 return on invested capital performance condition of 7.59%. We define return on invested capital as the quotient, expressed as a percentage, obtained by dividing (x) the product obtained by multiplying (i) income (loss) from operations times (ii) 1 minus the tax rate for the relevant year, by (y) total capital, consisting of the sum of (i) average notes payable, plus (ii) average capitalized lease obligations, plus (iii) average equity. Cumulative return on invested capital is the simple average of the relevant annual return on invested capital percentages. We achieved return on invested capital of 8.94% for 2012, which resulted in the March 2013 vesting of one third of the performance-based restricted stock units awarded in March 2012. For purposes of the cumulative return on invested capital criteria for vesting of the remaining two-thirds of those units, we adjusted the 2012 return on invested capital from 8.32% to 8.94% by adding back the same $2.6 million of legal, consulting and other fees we added back to Adjusted EBITDA for purposes of determining performance under our annual cash incentive compensation plan. The Compensation Committee exercised its discretion in making these adjustments because these expenses had not been included in establishing return on invested capital targets.

We have not disclosed the 2013 and 2014 targets for return on invested capital because we believe doing so would provide our competitors insight into our expected use of and returns on capital in our highly competitive industry. We set these 2013 and 2014 targets based on the returns we expect to achieve on our debt and equity capital and at levels that are challenging but achievable with strong management performance.

In the absence of a promotion, new hire employment inducement or other specific circumstances, we make awards to our Named Executive Officers based on a number of factors, including market data, prior year performance, importance to the Company and retention, all with a view to aligning their interests with shareholder interests and motivating performance. We made 2012 awards to each of the Named Executive Officers as follows:

•	Mr. Needs: 44,550 stock options, 15,000 time-based restricted stock units, and 20,000 performance-based restricted stock units.

•	Mr. Simpson: 17,500 stock options, 5,833 time-based restricted stock units, and 7,778 performance-based restricted stock units.

•	Ms. Everly: 13,333 stock options, 4,444 time-based restricted stock units and 5,296 performance-based restricted stock units.

•	Mr. Langusch: 6,000 stock options, 2,000 time-based restricted stock units and 2,667 performance-based restricted stock units.

•	Mr. Herbert: 6,250 stock options, 2,083 time-based restricted stock units and 2,778 performance-based restricted stock units.

Executive Officer Stock Ownership Guidelines. In March 2009, our Compensation Committee established stock ownership guidelines for our executive officers. We believe that our executive officers should accumulate and hold ownership in Company stock to align performance with shareholder interests, to demonstrate confidence in the Company and to deter excessive risk taking. Stock ownership includes shares owned directly, shares owned by a spouse or other immediate family member residing in the same household and shares held in trust for the benefit of the executive officer or immediate family member residing in his or her household. Unexercised stock options and unvested restricted stock units do not count toward satisfaction of the guidelines.

Executive officers who have not met the ownership guidelines are required to retain 50% of the shares, net of taxes and option exercise payments, following exercise of stock options or receipt of shares upon vesting of restricted stock units. Although the Company does not prohibit executive officers from hedging shares of Company stock, hedged shares are excluded from the calculation of ownership levels under the guidelines. Our specific stock ownership guidelines for executive officers are:

Chief Executive Officer	1.0 times base salary
Other Named Executive Officers	0.75 times base salary

Based on our closing price per share of $6.49 on March 15, 2013, Mr. Needs owns Company stock having a value of at least 1.0 times his base salary and Mr. Simpson and Ms. Everly own Company stock having a value of at least 0.75 times their base salary. Messrs. Langusch and Herbert do not own Company stock having a value of at least 0.75 times their base salary.

Retirement and Other Benefits. We provide a tax-qualified 401(k) retirement savings plan. All of our associates, including our executive officers, are able to contribute a percentage of their compensation to the plan on a before-income tax basis up to the compensation limit prescribed by the Internal Revenue Service (“IRS”), which was $250,000 for 2012. The IRS also prescribes the maximum employee contribution in any given year. For 2012, the IRS employee contribution limit was $17,000, and employees age 50 or older could make an additional catch-up contribution of $5,500.

Associate contributions are fully vested upon contribution. Effective January 1, 2012, the plan has elected a safe harbor matching contribution which equates to 100% of salary deferrals that do not exceed 3% of compensation, plus 50% of salary deferrals that exceed 3% of compensation but do not exceed 5% of compensation. Matching contributions made prior to January 1, 2012 vest in increments of one third each year over three years of service with the Company, as defined in the plan. Matching contributions made on or after January 1, 2012 vest in increments of one third in the first year and the remaining two thirds in the second year of service with the Company, as defined in the plan.

The Company does not maintain any nonqualified deferred compensation plans.

Perquisites and Other Benefits. We do not pay or reimburse our Named Executive Officers for club memberships or cars. Our Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers, using the tally sheets prepared with respect to our executive officers in its analysis. Perquisites, however, are not a material part of our compensation programs.

Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code limits the Company’s tax deduction to $1 million each for compensation paid to, or accrued for the Company’s Chief Executive Officer, Chief Financial Officer and the next three highest paid executive officers as of the end of the fiscal year, unless the compensation is based on nondiscretionary, pre-established performance goals. The entire amount of each Named Executive Officer’s compensation earned during fiscal year 2012 was deductible. The Compensation Committee generally structures executive compensation to minimize the impact of the limitations of Section 162(m) of the Internal Revenue Code. However, from time to time the Compensation Committee may approve compensation that may not be deductible when it believes that the compensation serves to motivate performance or aids in our efforts to retain and attract talented executive officers. Therefore, deductibility is not the sole factor used in setting the appropriate levels or modes of compensation and some compensation paid by the Company in the future may not be fully deductible under Section 162(m).

Employment Agreements

We have employment agreements with each of the following-listed Named Executive Officers. Our Compensation Committee approves all employment agreements.

Rion B. Needs. We have an employment agreement with Mr. Needs that provides for his service as our President and Chief Executive Officer. The agreement provides for a minimum annual base salary ($512,000 at December 31, 2012) subject to annual review at the discretion of our Board of Directors. We made employment inducement equity awards to Mr. Needs under the terms of his employment agreement in 2007. We amended his employment agreement effective January 1, 2009 to provide for additional equity awards in 2009, 2010, 2011 and 2012 in the form of a mix of (1) stock options vesting in 25% annual increments over a four-year period, (2) performance-based restricted stock units or (3) other types of equity awards, with the foregoing together having a total value equal to not less than 250,000 “option equivalents” to purchase shares of our stock in 2009 and 62,500 “option equivalents” to purchase shares of our stock in each of 2010, 2011 and 2012. Mr. Needs is also entitled to participate in our annual incentive compensation plan with a target bonus of 80% of base salary. The agreement provides Mr. Needs with the right to participate in health, life and disability plans that we provide. Mr. Needs is also subject to confidentiality, as well as non-competition and non-interference provisions under his employment agreement. The non-competition and non-interference obligations continue for a period of two years after termination of employment and the confidentiality obligations continue indefinitely.

Reid E. Simpson. We entered into an employment agreement with Mr. Simpson effective May 17, 2010, when he began employment with us. The agreement provides for Mr. Simpson’s service as our Senior Vice President-Finance and Chief Financial Officer. The agreement provides for a minimum base salary ($356,000 at December 31, 2012), subject to annual review at the discretion of our Board of Directors. Mr. Simpson is also entitled to participate in our annual incentive compensation plan with a target bonus of 80% of base salary. We made employment inducement equity awards to Mr. Simpson in 2010 under the terms of his employment agreement consisting of 23,000 non-qualified stock options vesting ratably over 4 years and 10,000 restricted stock units vesting ratably over 4 years. The agreement also provides for a sign-on bonus, fifty percent paid on the beginning of his employment and fifty percent on his relocation to the Detroit, Michigan area and for the payment of certain relocation and temporary living expenses to facilitate Mr. Simpson’s move to the Detroit, Michigan area. This bonus was paid in full during 2011. The employment agreement provides Mr. Simpson with the right to participate in health, life and disability plans that we provide. Mr. Simpson is also subject to confidentiality, as well as non-competition and non-interference provisions under his employment agreement. The non-competition and non-interference obligations continue for a period of one year after termination of employment and the confidentiality obligations continue indefinitely.

Deborah L. Everly. We have an employment agreement with Ms. Everly that provides for her services as our Senior Vice President and Chief Acquisitions Officer. The agreement provides for a minimum base salary ($317,500 at December 31, 2012) subject to annual review at the discretion of our Board of Directors. Ms. Everly is also entitled to participate in our annual incentive compensation plan, with a target bonus of 50% of her base salary. In addition, Ms. Everly is entitled to a bonus of 5 basis points (0.05%) of the direct cost of the charged-off consumer debt purchased by us, less adjustments if certain performance conditions are not met, as provided in her agreement. The employment agreement provides for certain equity awards in the form of restricted stock units and options that Ms. Everly received in 2007. We have also provided Ms. Everly with the ability to participate in external executive training programs at our expense. The employment agreement also subjects Ms. Everly to confidentiality, as well as non-competition and non-interference provisions. The non-competition and non-interference obligations continue for a period of one year after termination of employment and the confidentiality obligations continue indefinitely.

Each of the employment agreements with Messrs. Needs and Simpson and Ms. Everly have the following comparable provisions with respect to the term, severance benefits, a clawback for severance benefits and limitations related to so-called parachute payments under tax laws:

Term of Employment. Each of these agreements has an initial term ending December 31, 2011, which term will be automatically extended for additional one-year terms unless, at least two years before the end of the applicable term, either party gives notice of its intent not to extend such term or the agreement is terminated in accordance with its termination provisions. In any case, the term of each agreement cannot be extended beyond December 31, 2018.

Severance Benefits – Termination without Cause, for Substantial Breach or Change in Control. For a discussion of our obligations to make payments of severance benefits to these and other executives if he or she is terminated without “Cause” or resigns after a “Substantial Breach” (as such terms are defined in the employment or change in control agreements), including any termination within one year after the effective date of a “Change in Control” (as defined in each of the employment or change in control agreements), see below “Executive Compensation – Potential Payments upon Termination or Change in Control”.

Clawback – For Cause Matters; Substantial Decline in Stock Price. For a discussion of clawback provisions limiting the payment of severance benefits, see below “Executive Compensation – Potential Payments upon Termination or Change in Control”.

Certain Limitations – Parachute Payments. If any payments to which any of these executives is entitled pursuant to his or her respective employment agreement would otherwise constitute a parachute payment under Internal Revenue Code Section 280G, then, pursuant to the terms of such employment agreement, such payments will be subject to reduction to the extent necessary to assure that the executive receives the greater of (i) the amount of those payments which would not constitute such a parachute payment or (ii) the after-tax amount of benefits after taking into account any excise tax imposed on such payments.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this document. Based on that review and our discussions with management, this Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the Securities and Exchange Commission.

Jennifer L. Adams, Chair

Donald Haider

H. Philip Goodeve

William I Jacobs

Summary Compensation Table

The following table summarizes the compensation for the last three fiscal years of the Company’s principal executive officer, principal financial officer and the other three most highly compensated executive officers.

Name and Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation($)(4)	Total ($)
Rion B. Needs	2012	509,000		-0-	154,000	95,022	318,078	10,138	1,087,238
President and Chief Executive Officer	2011	500,000		-0-	279,482	168,984	527,080	3,013	1,478,560
	2010	500,000		-0-	155,815	92,182	-0-	90	748,087

Reid E. Simpson	2012	353,716		-0-	59,888	37,326	239,090	10,258	700,278
Senior Vice President Finance- Chief Financial Officer	2011	345,074		-0-	379,334	-0-	349,961	160,434	1,234,803
	2010	212,500	(5)	19,833	75,300	82,266	-0-	61,318	451,217

Deborah L. Everly	2012	315,792		-0-	45,628	28,438	192,123	10,060	592,041
Senior Vice President – Chief Acquisitions Officer	2011	309,044		-0-	93,004	28,617	255,471	2,977	689,113
	2010	304,500		11,419	54,535	32,265	53,798	54	456,571

Todd C. Langusch (5)	2012	255,250		-0-	20,535	12,798	78,886	4,564	372,033
Vice President – Chief Information Officer	2011	244,688		-0-	25,236	13,133	112,849	19,391	415,297

Edwin L. Herbert, Esq.	2012	232,165		-0-	21,388	13,331	73,161	9,445	349,490
(6) Vice President – General Counsel

(1)	This column discloses the aggregate grant date fair value of the awards as computed in accordance with FASB ASC Topic 718. The awards include performance based restricted stock units for which the grant date fair value is based upon the probable outcomes of performance conditions. Assuming achievement of the highest level of performance conditions, the value of the performance based awards would have been as follows: Mr. Needs, $88,000 for 2012, $159,706 for 2011 and $155,815 for 2010; Mr. Simpson, $34,223 for 2012; Ms. Everly, $26,074 for 2012, $27,047 for 2011 and $54,535 for 2010; Mr. Langusch, $11,735 for 2012, $12,413 for 2011; and Mr. Herbert, $12,223 for 2012. Please refer to Note 9 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, for a statement of the assumptions we made in regard to the valuation of the stock awards.
(2)	This column discloses the aggregate grant date fair value of the awards as computed in accordance with FASB ASC Topic 718. Please refer to Note 9 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 for a statement of the assumptions we made in regard to the valuation of the option awards.

(3)	The amounts included in this column reflect cash incentive compensation awarded under the Company’s Annual Incentive Compensation Plan for Management, and with respect to Ms. Everly, $54,884 in 2012, $61,515 in 2011 and $53,798 in 2010 paid as debt purchasing incentive payments.
(4)	The amounts included in All Other Compensation for 2012 are derived from the following: (1) Contributions by the Company to our 401(k) Plan: Mr. Needs, $10,000; Mr. Simpson, $10,000; Ms. Everly, $10,000; Mr. Langusch, $4,504; and Mr. Herbert, $9,049; (2) group term life insurance premiums paid by the Company for coverage in excess of $50,000 for the benefit of the executive officer: Mr. Needs, $138, Mr. Simpson, $258; Ms. Everly, $60; Mr. Langusch $60; Mr. Herbert, $396; (3) perquisites and personal benefits: Mr. Simpson, $60,628 in 2011 and Mr. Langusch, $11,760 in 2011; (4) gross-up to cover payment of taxes on payments to reimburse relocation and temporary living expenses: Mr. Simpson, $32,995 in 2011 and Mr. Langusch, $4,898 in 2011, and (5) payment to Mr. Simpson of $63,750 as the balance of his sign-on bonus in connection with his May 17, 2010 employment by the Company, paid on his relocation to Detroit, Michigan area in 2011. The perquisites and personal benefits we provided to Mr. Simpson in 2011 were as follows: relocation and temporary living expenses, $60,628. The perquisites and personal benefits we provided to Mr. Langusch in 2011 were as follows: relocation and temporary living expenses, $11,760.
(5)	Mr. Langusch began employment as our Vice President-Chief Information Officer in November 2010. Because Mr. Langusch was not one of our Named Executive Officers in 2010 his 2010 compensation is not shown.
(6)	Because Mr. Herbert was not one of our Named Executive Officers in 2011 or 2010 his 2011 and 2010 compensation is not shown.

Grants of Plan-Based Awards for Fiscal Year 2012

The following table provides information regarding equity plan awards granted during fiscal 2012 to the executives listed in the Summary Compensation Table.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2012

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	or Units (#)(2)	Options (#)(3)	Awards ($/Sh)	Awards ($)(4)

Rion B. Needs President and Chief Executive Officer	3/7/12	5,000	10,000	20,000				88,000
	3/7/12				15,000			66,000
	3/7/12					44,550	4.40	95,022

Reid E. Simpson Senior Vice President- Chief Financial Officer	3/7/12	1,945	3,889	7,778				34,223
	3/7/12				5,833			25,665
	3/7/12					17,500	4.40	37,326

Deborah L. Everly Senior Vice President – Chief Acquisitions Officer	3/7/12	1,482	2,963	5,926				26,074
	3/7/12				4,444			19,554
	3/7/12					13,333	4.40	28,438

Todd C. Langusch Vice President-Information Technology	3/7/12	667	1,334	2,667				11,735
	3/7/12				2,000			8,800
	3/7/12					6,000	4.40	12,798

Edwin L. Herbert, Esq. Vice President-General Counsel	3/7/12	695	1,389	2,778				12,223
	3/7/12				2,083			9,165
	3/7/12					6,250	4.40	13,331

(1)	Represents shares of restricted stock units granted under our 2004 Stock Incentive Plan. Each unit represents the contingent right to receive one share of our common stock for the indicated number of shares, with vesting based on achievement of threshold, target or maximum levels of cumulative return on invested capital over one, two and three year periods with vesting to occur, to the extent performance objectives are achieved, on March 7 of 2012, 2013 and 2014 based on cumulative return on invested capital over the one, two and three year periods. Up to one third of the total number of shares awarded may vest on the first, second and third anniversaries of the grant date, provided that, if performance targets are not met with respect to the first or second year, the awards related to those years may vest in the event that the cumulative effect of the Company’s performance during such period meets the required objective. All vesting is based on continued employment with us. Vesting may be accelerated by the ultimate terms and conditions associated with the completion of the pending Merger with Encore. We met the return on invested capital objective of 7.59% for vesting of the maximum number of shares for 2012 performance.
(2)	Represents shares of restricted stock units granted under our 2004 Stock Incentive Plan. Each unit represents the contingent right to receive one share of our common stock for the indicated number of shares. The awards granted on March 7, 2012, vest at the rate of one-third of the restricted stock units on March 7 of 2014, 2015 and 2016, respectively, vesting based on continued employment with us. Vesting may be accelerated by the ultimate terms and conditions associated with the completion of the pending Merger with Encore.
(3)	Represents nonqualified stock options granted under our 2004 Stock Incentive Plan. Each option is exercisable for the indicated number of shares of our common stock, with vesting at 25% per year over a four year period on the anniversary of the grant date based on continued employment with us. Vesting may be accelerated by the ultimate terms and conditions associated with the completion of the pending Merger with Encore.
(4)	This column discloses the grant date fair value in accordance with FASB ASC Topic 718. Please refer to Note 9 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, for a statement of the assumptions we made in regard to the valuation of the Stock and Option Awards.

2004 Stock Incentive Plan

In accordance with the terms of our 2004 Stock Incentive Plan, each of our stock option and restricted stock unit award agreements with our executive officers provides for the early vesting of equity awards and the satisfaction of all conditions to vesting in the event of a “change in position” of the participating associate, such as involuntary termination of employment, following a “change in control” of the Company. The consummation of the Merger with Encore would constitute a “change of control” of the Company under such award agreements. The terms that accelerate the vesting of equity awards following a change in control of the Company are the same for all executive officers. The following table shows the amounts that would be realized due to the acceleration of unvested equity awards upon a “change in position” following a “change in control,” assuming the triggering event occurred on December 31, 2012.

Name	“Change in Position” Following “Change in Control”($) (1)
Rion B. Needs	456,490

Reid E. Simpson	224,433

Deborah L. Everly	138,331

Todd C. Langusch	39,215

Edwin L. Herbert, Esq.	76,913

(1)	The amounts shown represent (i) the number of unvested restricted stock units held by the Named Executive Officer on December 31, 2012, multiplied by the $4.50 per share closing price of the Company’s common stock on that date, plus (ii) the intrinsic or “in the money” values of unvested stock options on that date. The intrinsic value is zero for stock options having a per share exercise price greater than $4.50 per share. For additional information regarding estimated amounts that would be realized due to the acceleration of unvested equity awards assuming the consummation of the Merger on May 15, 2013, see the Company’s preliminary proxy statement/prospectus contained in the Registration Statement on Form S-4 filed by Encore with the SEC on March 27, 2013.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table provides information regarding equity awards outstanding as of December 31, 2012 to the Named Executive Officers listed in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End 2012*

		Option Awards (1)			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (5)

Rion B. Needs President and Chief Executive Officer	August 7, 2007	62,500	-0-	9.28	August 7, 2017
	November 29, 2007
	February 25,2009	115,000	38,333	3.57	February 25, 2016	8,148	36,666
	March 12, 2010	16,667	16,666	6.01	March 12, 2017	7,407	33,332
	March 29, 2011	16,667	50,000	5.39	March 29, 2018	22,222	99,999	19,753	88,889
	March 7, 2012	-0-	44,550	4.40	March 7, 2019	15,000	67,500	20,000	90,000

Reid E. Simpson Chief Financial Officer	May 17, 2010 January 6, 2011 March 29, 2011	11,500	11,500	7.53	May 17, 2017	5,000 16,155 14,719	22,500 72,698 66,236	7,778	35,001
	March 7, 2012	-0-	17,500	4.40	March 7, 2019	5,833	26,249

Deborah L. Everly Chief Acquisitions Officer	August 7, 2007 November 29, 2007 February 25, 2009 March 12, 2010	10,000 21,250 8,750 5,834	-0- -0- 2,917 5,833	9.28 11.47 3.57 6.01	August 7, 2017 November 29, 2017 February 25, 2016 March 12, 2017	1,296 2,593	5,832 11,669
	March 29, 2011	2,823	8,467	5.39	March 29, 2018	12,237	55,067	3,345	15,053
	March 7, 2012	-0-	13,333	4.40	March 7, 2019	4,444	19,998	5,926	26,667

Todd Langusch Vice President Chief Information Officer	March 29, 2011 March 7, 2012	1,295 -0-	3,886 6,000	5.39 4.40	March 29, 2018 March 7, 2019	2,379 2,000	10,706 9,000	1,535 2,667	6,908 12,002

Edwin L. Herbert, Esq. Vice President – General Counsel	September 21, 2006 August 7, 2007 February 25, 2009 March 12, 2010 March 29, 2011 March 7, 2012	23,220 2,500 4,688 2,500 1,236 -0-	-0- -0- 1,562 2,500 3,708 6,250	12.93 9.28 3.57 6.01 5.39 4.40	September 21, 2006 August 7, 2017 February 25, 2016 March 12, 2017 March 29, 2018 March 7, 2019	694 1,111 8,499 2,083	3,123 5,000 38,246 9,374	1,465 2,778	6,593 12,501

*	For additional information regarding estimated amounts that would be realized due to the acceleration of unvested equity awards assuming the consummation of the Merger on May 15, 2013, see the Company’s preliminary proxy statement/prospectus contained in the Registration Statement on Form S-4 filed by Encore with the SEC on March 27, 2013.
(1)	Represents nonqualified stock options exercisable for the indicated number of shares of our common stock, which vest 25% per year beginning with the anniversary of the grant date based on continued employment with us. Vesting may be accelerated by the ultimate terms and conditions associated with the completion of the pending Merger with Encore.
(2)	Represents the unvested portion of restricted stock units, with each unit representing the contingent right to receive one share of our common stock. All vest one third per year beginning with the second anniversary of the grant date with the exception of 5,000 of the unvested restricted stock units held by Mr. Simpson which vest ratably per year on May 17, 2013 and 2014. Vesting may be accelerated by the ultimate terms and conditions associated with the completion of the pending Merger with Encore.
(3)	Value is equal to the closing market price of $4.50 per share on December 31, 2012, multiplied by the indicated number of shares.
(4)	Represents the unvested portion of restricted stock units, with each unit representing the contingent right to receive one share of our common stock for the indicated number of shares, with vesting to occur based on the achievement of threshold, target or maximum levels of cumulative return on invested capital over one, two and three year periods with vesting to occur, to the extent performance measures are achieved, on the anniversary date of the grants based on cumulative return on invested capital over the one, two and three year periods. Up to one third of the total number of shares awarded may vest on the first, second and third anniversaries of the grant date, provided that, if performance targets are not met with respect to the first or second year, the awards related to those years may vest in the event that the cumulative effect of the Company’s performance during such period meets the required objective. All vesting is based on continued employment with us. Vesting may be accelerated by the ultimate terms and conditions associated with the completion of the pending Merger with Encore. We met the return on invested capital objectives for vesting of the maximum number of shares for 2012 and 2011 performance. The number of shares shown is based on achievement of the maximum levels of cumulative return on invested capital over the one, two and three year periods.
(5)	Value is equal to the closing price of $4.50 per share on December 31, 2012, multiplied by the indicated number of shares.

Option Exercises and Stock Vested for Fiscal Year 2012

The following table provides information concerning shares acquired or vested during 2012 for each of the executive officers named, and includes the value realized on vesting. None of the Named Executive Officers exercised stock options in 2012.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Rion B. Needs	21,729	102,089

Reid E. Simpson	18,655	104,655

Deborah L. Everly	4,266	20,081

Todd C. Langusch	768	3,725

Edwin L. Herbert, Esq.	1,983	9,308

(1)	Computed by multiplying the number of shares or units by the closing market price of our common stock on the vesting date.

Pension Benefits

We did not provide any pension plan benefits to our executive officers during 2012.

Nonqualified Deferred Compensation

We did not provide any nonqualified deferred compensation to our executive officers during 2012.

Potential Payments upon Termination or Change in Control

As of December 31, 2012, we had employment or change in control agreements with Messrs. Needs, Simpson and Herbert and Ms. Everly which obligated us to make payments of severance benefits to these executives if he or she is terminated without “Cause” or resigns after a “Substantial Breach”, including any termination within one year after the effective date of a “Change in Control” (as such terms are defined in the employment or change in control agreements). For a discussion of these employment agreements, see above “Executive Compensation – Employment Agreements”.

Non-Change in Control. If any of Messrs. Needs and Simpson and Ms. Everly is terminated without “Cause” or resigns after a “Substantial Breach” in a non-“Change in Control” situation, then their respective employment agreements provide that, subject to certain conditions, such terminated executive is entitled to the following severance benefits:

•	in the case of Mr. Needs, two times his regular base salary in effect at the termination date (subject to certain adjustments); and

•	in the case of each of Mr. Simpson and Ms. Everly, one times his or her regular base salary in effect at the termination date (subject to certain adjustments).

Change in Control. If any of Messrs. Needs or Simpson or Ms. Everly is terminated without “Cause” or resigns after a “Substantial Breach” within one year after the effective date of a “Change in Control”, each of these executives is entitled to severance benefits equal to the following:

•

in the case of Mr. Needs, two times his regular base salary and, in the case of Mr. Simpson and Ms. Everly, one times his or her regular base salary, in each case as in effect at the termination date (subject to certain adjustments); plus

•

in the case of Mr. Needs, two times the amount of his bonus and, in the case of Mr. Simpson and Ms. Everly, one times his or her bonus (including, in the case of Ms. Everly, her purchased receivables bonus), in each case, for the fiscal year immediately preceding the effective date of the “Change in Control”.

“Change in Control” under these employment agreements includes, among other things, the acquisition of 51% or more of the stock of the Company, a sale of substantially all the assets of the Company, and a merger where the Company’s shareholders before the merger do not own a majority of the stock of the resulting company after the merger. The pending Merger with Encore, if consummated, would constitute a “Change of Control” under such agreements. “Substantial Breach” under these employment agreements includes, among other things, the assignment of the executive to a position with materially diminished duties and a material reduction in base salary. Any severance benefits paid to Messrs. Needs or Simpson or Ms. Everly in a “Change in Control” situation would be in lieu of severance benefits payable in a non-“Change in Control” situation.

Edwin L. Herbert. Mr. Herbert and the Company entered into a Change in Control Agreement dated May 14, 2009, as amended December 20, 2012. Under the agreement, Mr. Herbert would be entitled to a severance payment in the event he is terminated without “cause” (as defined in the change of control agreement) or resigns following a “substantial breach” by the Company (as defined in the change of control agreement). If Mr. Herbert is terminated without “cause” or resigns after a “substantial breach” within one year, he would be entitled to severance benefits equal to one times his regular base salary as in effect at the termination date (subject to certain adjustments), plus one times his bonus for the fiscal year immediately preceding the effective date of the “change in control”. The severance payments are conditioned on the execution of a release. The term “substantial breach” under the change of control agreement includes, among other things, the assignment of the executive to a position with materially diminished duties and a material reduction in base salary.

If any payments to which Mr. Herbert is entitled pursuant to his employment agreement would otherwise constitute a parachute payment under Internal Revenue Code Section 280G, then, pursuant to the terms of the change of control agreement, such payments will be subject to reduction to the extent necessary to assure that Mr. Herbert receives the greater of (i) the amount of those payments which would not constitute such a parachute payment or (ii) the after-tax amount of benefits after taking into account any excise tax imposed on such payments. Mr. Herbert is subject to confidentiality, as well as non-competition and non-interference provisions under his change of control agreement. The non-competition and non-interference obligations continue for a period of one year after termination of employment and the confidentiality obligations continue indefinitely.

Clawback – For Cause Matters; Substantial Decline in Stock Price. If within ninety days after the termination date for a termination without “Cause” or resignation after a “Substantial Breach” for any of these executives the Board of Directors of the Company becomes aware of facts that would have justified termination for “Cause”, pursuant to the terms of each of these employment agreements and subject to certain conditions, the Company may refrain from paying any such terminated executive certain unpaid severance obligations or require him or her to repay any such previously paid amounts. In addition, pursuant to the terms of each of these employment agreements and subject to certain conditions, any severance payments will be capped at one times the terminated executive’s regular base salary (at the rate in effect on the termination date) if at any time during the six months after the termination date the price of the Company’s common stock drops below the level specified in his or her employment agreement, which would represent a substantial decline in price, and the Board of Directors determines in good faith that such decline was materially attributable to the action or inaction of such terminated executive.

The following table describes the circumstances that would trigger those payments and the amounts we would be obligated to pay, assuming the triggering event occurred on December 31, 2012.

Name	Termination of Employment Without Cause or Resignation Following Substantial Breach by Company ($)		Termination of Employment Without Cause or Resignation due to Substantial Breach following a Change In Control ($)

Rion B. Needs

Cash Payments	1,024,000	(1)	1,662,156	(2)

Continued Perquisites/ Benefits	25,351	(3)	25,351	(3)

Total	1,049,351		1,687,507

Reid E. Simpson

Cash Payments	356,000	(4)	595,090	(5)

Continued Perquisites/ Benefits	25,351	(3)	25,351	(3)

Total	381,351		620,441

Deborah L. Everly

Cash Payments	317,500	(4)	509,623	(5)

Continued Perquisites/ Benefits	19,725	(3)	19,725	(3)

Total	337,225		529,348

Edwin L. Herbert, Esq.

Cash Payments	-0-		308,131	(5)

Continued Perquisites/Benefits	-0-		19,725	(3)

Total	-0-		327,856

(1)	Includes two times base salary in effect on December 31, 2012. Payments of salary are to be made over a two year period in accordance with our payroll policy (subject to certain adjustments).
(2)	Includes (a) two times base salary in effect on December 31, 2012, and (b) two times actual bonus for 2012. Payments of salary and bonus are to be made in one lump sum amount within 60 days after termination of employment (subject to certain adjustments).
(3)	Includes the reimbursement of COBRA costs for group health, vision and dental benefits plans for a period of 18 months.
(4)	Includes one times base salary in effect on December 31, 2012. Payments of salary are to be made over a one year period in accordance with our payroll policy (subject to certain adjustments).
(5)	Includes (a) one times base salary in effect on December 31, 2012, and (b) one times actual bonus for 2012. Payments of salary and bonus are to be made in one lump sum amount within 60 days after termination of employment (subject to certain adjustments).

Compensation of Directors

We use a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on the Board. In establishing Director compensation, we consider the significant amount of time that our Directors expend in fulfilling their duties to the Company and the skills required of our Directors. We also believe that we should pay additional compensation to Directors who assume higher levels of responsibility, including Committee members and Committee chairs.

Cash Compensation. Beginning January 1, 2012, we discontinued per meeting fees for participation in Board, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meetings and instead paid fixed amounts for service on Committees. Our non-associate Directors were compensated for services provided in 2012 as a Director in the following manner:

•

each non-associate Director received an annual retainer of $25,000, paid in equal quarterly increments of $6,250 in advance. Beginning August 28, 2012, the Chairman of the Board of Directors was paid an additional retainer of $50,000 for a total annual retainer of $75,000. Our Directors have the right to elect part or all of their retainer to be paid in nonqualified stock options or deferred stock units (which are settled in shares of our common stock) as more fully described below;

•	Audit Committee, $15,000 per year for the Committee Chair and $7,500 per year for other Committee members;

•	Compensation Committee, $10,000 per year for the Committee Chair and $7,500 per year for other Committee members;

•	Nominating and Corporate Governance Committee, $5,000 per year for the Committee Chair and $2,500 for other Committee members; and

•

fees for service on the Review Committee established by the Board to evaluate strategic alternatives were $2,000 per meeting for the committee chairperson and $1,000 per meeting for other members of the committee.

Equity-Based Compensation. Upon becoming members of the Board of Directors on August 28, 2012, Messrs. Goodeve and Wilkins were granted restricted stock units (“RSUs”) having a grant date fair value computed in accordance with FASB ASC Topic 718 (the “Grant Date Value”) of $31,253 that vest at the rate of 50% per year of service on the anniversary of the grant date of the RSUs or upon a Change in Control as defined in the Stock Plan, if earlier. In addition, other non-associate directors were granted on May 10, 2012 RSUs having a Grant Date Value of $54,998 that fully vest upon the earlier of (a) separation from service or (b) a Change in Control as defined in the Stock Plan. We believe the manner in which we pay our non-associate Directors is fully consistent with their ability to exercise independent judgment on our behalf.

As stated above, each non-associate Director was entitled to make an election to receive all or part of his or her 2012 retainer in the form of deferred stock units or nonqualified stock options, in increments of twenty-five percent, fifty percent, seventy-five percent or one hundred percent of the amount of the Director’s retainer. The election had to be made in advance of the calendar year for which payment is earned, and could not be revoked in order to comply with Section 409A of the Internal Revenue Code which imposes restrictions on the deferral of compensation. Awards of deferred stock units or nonqualified stock options elected in place of the cash retainer were made on a quarterly basis, on the date the cash retainer amount would have been paid.

If a non-associate Director elects deferred stock units, the cash retainer is converted to a deferred stock unit on a dollar for dollar basis. For example, if a Director elected to have his or her full quarterly retainer payment of $6,250 paid in deferred stock units, and the closing price of our stock on the date scheduled for the quarterly retainer payment is $10.00, then the Director would receive deferred stock units representing 625 notional shares of our stock (that is $6,250 divided by $10.00 equals 625). The shares underlying the deferred stock units are issuable upon the occurrence of specified events elected by the Director in advance of the calendar year for which payment is earned.

If a non-associate Director elects stock options, the cash retainer is converted to a stock option by (1) multiplying the cash retainer times three, (2) multiplying that product by the percentage of the cash retainer that the Director had elected to have paid in nonqualified stock options, and (3) dividing that product by the closing price of the stock on the grant date. For example, if a Director elected to have his or her full quarterly retainer payment of $6,250 provided in nonqualified stock options, and the closing price of our stock on the date scheduled for the quarterly retainer payment is $10.00, then the Director would receive an option for 1,875 shares of stock (that is, three multiplied by $6,250 equals $18,750, multiplied by 100% equals $18,750, divided by $10.00 equals 1,875).

Awards of deferred stock units or nonqualified stock options elected in place of the cash retainer are made in whole units or whole shares subject to the option.

Effect on Equity Based Compensation Resulting From Change of Control Due to Merger.

Options. Each holder of an option which is outstanding immediately prior to the effective time of the Merger (whether or not then vested or exercisable) will be provided with notice pursuant to which all outstanding options held by such holder will become fully vested and exercisable by such holder for a period of at least 15 days prior to the effective time of the Merger in accordance with the terms and conditions of the applicable award agreement and any equity compensation plan of the Company under which such option was granted. To the extent that any outstanding option is exercised prior to the effective time of the Merger, the Company will issue to such exercising holder shares of Company common stock in accordance with the terms of such option, which shares will be entitled to receive the per share merger consideration (as described in the proxy statement/prospectus referenced above) upon consummation of the Merger. To the extent that any outstanding stock option is not so exercised on or prior to the effective time of the Merger, such outstanding option to acquire shares of Company common stock (whether or not then vested or exercisable) will be cancelled and terminated at the effective time of the Merger in exchange for the right to receive, in full settlement of such option, a cash amount equal to the product of (i) the total number of shares of Company common stock that may be acquired upon the full exercise of such option immediately prior to the effective time of the Merger multiplied by (ii) the excess, if any, of $6.50 (i.e., the per share consideration to be received by option holders in connection with the Merger) over the exercise price per share of Company common stock underlying such option, without interest and less any applicable withholding taxes. However, if the per share exercise price of any such option is equal to or greater than $6.50, then, upon consummation of the Merger, such option will be cancelled without any payment or other consideration being made in respect of such option.

Restricted Share Units and Deferred Stock Units. Subject to consummation of the Merger, each restricted share units and deferred stock units (collectively referred to as “RSUs”), that is outstanding immediately prior to the effective time of the Merger will be cancelled and entitle the holder thereof to receive from the Company, in full settlement of such RSU, a cash amount equal to the product determined by multiplying (i) $6.50 (i.e., the per share consideration to be received by RSU holders in connection with the Merger) by (ii) the total number of shares of Company common stock subject to such RSU (using, if applicable, the goal (100%) level of achievement under the respective award agreement to determine such number), in each case, less any applicable withholding taxes.

Director Stock Ownership Guidelines. The Board believes that ownership of Company stock by directors enhances the commitment of Directors to the Company’s future and aligns their interests with those of other Company shareholders. Therefore, the Board has a policy of requiring non-associate Directors to hold Company stock or units of at least five times their annual retainer within five years after becoming a Director. Each new Director is required to have some investment in Company stock within one year after joining the Board. All of the Company’s current non-associate Directors have attained the minimum stock ownership levels for their tenure based on holdings as of March 15, 2013.

Expenses. Directors were reimbursed for their reasonable expenses in attending Board and Committee meetings.

The following table shows all fees and other compensation paid to our non-associate Directors for all services during 2012. Mr. Needs, our President and Chief Executive Officer, received no compensation for his services as a Director.

Name	Fees Earned or Paid In Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Jennifer L. Adams	50,000	54,998			104,998
Nathaniel F. Bradley IV	25,000	54,998		10,789	90,787
Terrence D. Daniels (5)	18,750	54,998			73,748
H. Philip Goodeve	13,125	31,253			44,378
Donald Haider	45,000	54,998			99,998
Anthony R. Ignaczak (6)	40,000	54,998			94,998
William I Jacobs	50,000	54,998			104,998
H. Eugene Lockhart (7)	57,606	54,998			112,604
Gerald J. Wilkins	8,125	31,253			39,378

(1)	Includes all fees for Board and Committee service, including service on special committees, and includes amounts deferred by the election of deferred stock units in place of cash retainer payments. Amounts elected to be deferred, and the form of compensation elected by the Directors in connection with the deferral, are as follows: Mr. Daniels elected to defer 100% of his retainer, or $18,750, into deferred stock units; Dr. Haider elected to defer 100% of his retainer, or $25,000, into deferred stock units; Mr. Ignaczak elected to defer 100% of his retainer, or $25,000, into deferred stock units; and Ms. Adams elected to defer 100% of her retainer, or $25,000, into deferred stock units.
(2)	The amounts reported in the Stock Awards column represent the grant date fair value of restricted stock units awarded in May 2012 (or, with respect to Messrs. Goodeve and Wilkins, August 2012) to each non-associate Director, computed in accordance with FASB ASC Topic 718. Please refer to Note 9 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, for a statement of the assumptions we made in regard to the valuation of the restricted stock units.
(3)	The amounts reported in the Option Awards column represent the grant date fair value of options awarded in May 2012 to each non-associate Director, computed in accordance with FASB ASC Topic 718. Please refer to Note 9 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, for a statement of the assumptions we made in regard to the valuation of the option awards.

(4)	The expense incurred by the Company for medical, dental and vision care insurance for Mr. Bradley.
(5)	Mr. Daniels retired from our Board of Directors effective August 28, 2012. The table shows compensation for Mr. Daniels for services through that date.
(6)	Mr. Ignaczak did not receive additional compensation for acting as our Independent Presiding Director for part of 2012.
(7)	Includes payment for service as Chairman of the Board for part of 2012.

The following table shows the grant date fair value of all deferred stock units awarded to our non-associate Directors in 2012, based on their elections to defer all or a portion of their cash retainers.

Name	Grant Date	Number of Deferred Stock Units	Grant Date Fair Value ($) (1)

Jennifer Adams	February 13, 2012 May 10, 2012 August 10, 2012 November 12, 2012	1,395 1,058 1,063 1,186	6,250 6,253 6,250 6,250

Terrence D. Daniels	February 13, 2012 May 10, 2012 August 10, 2012	1,395 1,058 1,063	6,250 6,253 6,250

Donald Haider	February 13, 2012 May 10, 2012 August 10, 2012 November 12, 2012	1,395 1,058 1,063 1,186	6,250 6,253 6,250 6,250

Anthony R. Ignaczak	February 13, 2012 May 10, 2012 August 10, 2012 November 12, 2012	1,395 1,058 1,063 1,186	6,250 6,253 6,250 6,250

(1)	This column shows the grant date fair value of the deferred stock units, computed in accordance with FASB ASC Topic 718, that were awarded to the non-associate Directors in 2012. Please refer to Note 9 to our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 for a statement of the assumptions we made in regard to the valuation of these deferred stock units.

As of December 31, 2012, the last day of our fiscal year, our non-associate Directors held the following deferred stock units, restricted stock units and nonqualified stock options:

Name	Deferred Stock Units (#)	Restricted Stock Units (#)	Stock Options (#)
Jennifer L. Adams	9,637	15,974	78,125
Nathaniel F. Bradley IV	—	14,307	69,912
H. Philip Goodeve	—	4,823	—
Donald Haider	22,328	15,974	80,042
Anthony R. Ignaczak	24,794	15,974	82,692
William I Jacobs	—	15,974	65,351
H. Eugene Lockhart	4,935	15,974	82,692
Gerald J. Wilkins	—	4,823	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2013 by each of our Named Executive Officers and Directors, and all of our Directors and Executive Officers as a group. The percentage of beneficial ownership is based on 30,800,639 shares of common stock outstanding as of March 15, 2013. Except as otherwise noted, none of the named individuals shares with another person either voting or investment power as to the shares reported.

Beneficial Owner	Amount of Beneficial Ownership	Percent of Class

Nathaniel F. Bradley IV (1) 28405 Van Dyke Avenue, Warren, MI 48093	3,714,235	12.0

Jennifer L. Adams (2) 28405 Van Dyke Avenue, Warren, MI 48093	106,602		*

H. Philip Goodeve 28405 Van Dyke Avenue, Warren, MI 48093	0		*

Donald Haider (3) 28405 Van Dyke Avenue, Warren, MI 48093	122,777		*

Anthony R. Ignaczak (4) (5) 230 East High Street, Charlottesville, VA 22902	11,057,377	35.8

William I Jacobs (6) 28405 Van Dyke Avenue, Warren, MI 48093	98,325		*

H. Eugene Lockhart (7) 28405 Van Dyke Avenue, Warren, MI 48093	105,101		*

Gerald Wilkins 28405 Van Dyke Avenue, Warren, MI 48093	0		*

Rion B. Needs (8) 28405 Van Dyke Avenue, Warren, MI 48093	411,293	1.3

Reid E. Simpson (9) 28405 Van Dyke Avenue, Warren, MI 48093	67,454		*

Deborah L. Everly (10) 28405 Van Dyke Avenue, Warren, MI 48093	120,019		*

Todd C. Langusch (11) 28405 Van Dyke Avenue, Warren, MI 48093	5,652		*

Edwin Herbert (12) 28405 Van Dyke Avenue, Warren, MI 48093	54,366		*

All Directors and Executive Officers as a Group (15 persons) (13)	15,931,964	49.9

*	Ownership is less than 1% of the outstanding shares.

(1)	Includes 1,117,340 shares held by trusts of which Mr. Bradley is co-trustee with his spouse, 1,128,852 shares held by a revocable trust of which Mr. Bradley’s spouse is trustee, and 171,520 shares held by an irrevocable trust of which Mr. Bradley’s spouse is sole trustee (all s to which Mr. Bradley disclaims beneficial ownership). Includes 69,912 shares subject to options, which are presently exercisable. Includes 14,307 shares represented by restricted stock units.
(2)	Includes 78,125 shares subject to options which are presently exercisable. Includes 15,974 shares represented by restricted stock units. Includes 11,503 shares represented by deferred stock units.
(3)	Includes 80,042 shares subject to options which are presently exercisable. Includes 15,974 shares represented by restricted stock units and 23,261 shares represented by deferred stock units.
(4)	The shares of common stock beneficially owned by Mr. Ignaczak include 10,932,051 shares held by AAC Quad-C Investors LLC. Mr. Ignaczak serves as manager of AAC Quad-C Investors LLC and has shared voting and investment power with respect to the shares held by AAC Quad-C Investors LLC. Mr. Ignaczak disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(5)	Includes 82,692 shares subject to options which are presently exercisable. Includes 15,974 shares represented by restricted stock units and 26,660 shares represented by deferred stock units.
(6)	Includes 65,351 shares subject to options which are presently exercisable. Includes 15,974 shares represented by restricted stock units.
(7)	Includes 82,692 shares subject to options which are presently exercisable. Includes 15,974 shares represented by restricted stock units and 4,935 shares represented by deferred stock units.
(8)	Includes 285,305 shares subject to options which are presently exercisable. Includes 17,284 shares represented by restricted stock units that vested on March 29, 2013.
(9)	Includes 15,875 shares subject to options which are presently exercisable and 4,906 shares represented by restricted stock units that vested on March 29, 2013.
(10)	Includes 60,645 shares subject to options which are presently exercisable and 5,752 shares represented by restricted stock units that vested on March 29, 2013.
(11)	Includes 4,091 shares subject to options which are presently exercisable and 1,561 shares represented by restricted stock units that vested on March 29, 2013.
(12)	Includes 39,755 shares subject to options which are presently exercisable and 3,565 shares represented by restricted stock units that vested on March 29, 2013.
(13)	The 10,932,051 shares held beneficially by Mr. Ignaczak by virtue of his position as manager of AAC Quad-C Investors LLC are counted once for purposes of calculating the shares beneficially owned by all Directors and executive officers as a group. Includes 914,948 shares held by all Directors and Executive Officers as a group that are subject to options which are presently exercisable. Includes 94,177 shares represented by restricted stock units held by the Directors. Includes 66,359 shares represented by deferred stock units held by the Directors. Includes 40,197 shares represented by restricted stock units held by Executive Officers that vested on March 29, 2013.

Principal Shareholders

The following table provides information about any person not listed in the prior table known by management to have been a beneficial owner of more than 5% of the Company’s Common Stock as of April 23, 2013.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
AAC Quad-C Investors LLC 230 East High Street Charlottesville, VA 22902	10,932,051	(1)	35.5

Nierenberg Investment Management Co. David Nierenberg 19605 NE 8th Street Camas,WA 98607	4,370,529	(2)	14.2

Lisa R. Bradley 28405 Van Dyke Warren, MI 48093	2,417,712	(3)	7.8

(1)	AAC Quad-C Investors LLC has sole voting and investment power over the 10,932,051 shares. Quad-C Partners VI, LP holds a 98.5222% membership interest in AAC Quad-C Investors LLC, and, as such, may be deemed to beneficially own 10,770,497 shares of common stock held by AAC Quad-C Investors LLC. Quad-C Advisors VI, LLC is the general partner of Quad-C Partners VI, LP, and, as such, may be deemed to beneficially own 10,770,497 shares of common stock held by AAC Quad-C Investors LLC. Mr. Anthony R. Ignaczak has shared power to dispose of and shared power to vote 10,932,051 shares.
(2)	The Nierenberg Investment Management Co. reports beneficial ownership of 4,370,529 shares, with sole power to dispose of and sole power to vote 3,646,187 shares and shared power to vote 724,342 shares.
(3)	Ms. Bradley, the spouse of our Chairman, Nathaniel F. Bradley IV, reports beneficial ownership of 2,417,712 shares, with shared power to dispose of 1,117,340 shares and shared power to vote 1,117,340 shares. Mr. Bradley includes the 2,417,712 shares reported by Ms. Bradley in his beneficial ownership (with the exception of 171,520 shares held by an irrevocable trust of which Ms. Bradley is sole trustee, as to which Mr. Bradley disclaims beneficial ownership).

Changes in Control

On March 6, 2013, the Company entered the Merger Agreement with Encore and Merger Sub, pursuant to which Merger Sub, a wholly-owned subsidiary of Encore, will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Encore. For terms of the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such a termination, as well as other terms and conditions, refer to the Merger Agreement filed as Exhibit 1.1 to our Current Report on Form 8-K with the SEC Commission on March 11, 2013. If the Merger is completed, each Company stockholder will be entitled to receive, at his, her or its election and subject to the terms of the Merger Agreement, either $6.50 in cash or 0.2162 validly issued, fully paid and nonassessable shares of Encore common stock, in each case without interest and less any applicable withholding taxes, for each share of Company common stock owned by such stockholder at the time of the Merger. Notwithstanding the foregoing, no more than 25% of the total shares of Company common stock outstanding immediately prior to the Merger will be exchanged for shares of Encore common stock and any shares elected to be exchanged for Encore common stock in excess of such 25% limitation will be subject to proration in accordance with the terms of the Merger Agreement. See the Company’s Current Reports on Form 8-K filed with the SEC on March 11, 2013, and April 11, 2013, as well as a Registration Statement on Form S-4 filed by Encore on March 27, 2013 for additional information regarding the pending Merger with Encore.

In connection with the signing of the Merger Agreement, the Company entered into retention agreements with Messrs. Simpson, Herbert and Langusch and Ms. Ms. Everly,. Each retention agreement provides for a cash payment to be paid, subject to applicable taxes, to each executive, in the aggregate amount of $183,000, $182,250, $199,125 and $80,750, respectively, with 50% of such payment due within 30 days following the completion of the Merger, and the remaining 50% due within 30 days following the earliest to occur of (i) the date such executive’s employment is terminated without “cause” (as defined in the retention agreements), (ii) six months after completion of the Merger, or (iii) January 15, 2014, if the executive is employed at that time and the Merger was not consummated prior to December 15, 2013. See the Company’s Current Reports on Form 8-K filed with the SEC on March 11, 2013, as well as a Registration Statement on Form S-4 filed by Encore on March 27, 2013 for additional information regarding such agreements.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between the Board, the Compensation Committee or one of our executive officers, on the one hand, and the Board or the Compensation Committee of any other company, on the other hand, nor has any interlocking relationship existed in the past.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transaction Policy

It is the policy of the Company to avoid entering into related party transactions, unless the transaction is properly disclosed to and expressly consented to in writing by the Nominating and Corporate Governance Committee of the Board of Directors. The Company’s policies related to the approval of related party transactions are incorporated into its Code of Business Conduct which deals with conflicts of interest and requires any interested party to disclose the details of any matter that is an actual or apparent conflict of interest to the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee must review any conflicts of interests that may affect the Company or any of its executive officers or Board members, and approve any related party transaction. The Nominating and Corporate Governance Committee is required to make any reports to the Board that are required to address any conflict of interest issue as deemed necessary by the Nominating and Corporate Governance Committee. If the Nominating and Corporate Governance Committee determines that the transaction would not be fair to the Company, the Company will not enter into the proposed transaction.

Director Independence

The NASDAQ independence definition includes a series of objective tests, including one that requires a three year period to have elapsed since employment by the listed company and other tests relating to specific types of transactions or business dealings between a director (or persons or entities related to the director) and the listed company. In addition, as further required by the NASDAQ Marketplace Rules, the Nominating and Corporate Governance Committee of our Board has made a subjective determination as to each non-associate Director that no relationships exist that, in the opinion of the Nominating and Corporate Governance Committee, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board has determined that each of Ms. Adams, Dr. Haider and Messrs. Bradley, Goodeve, Ignaczak, Jacobs, Lockhart and Wilkins are independent as defined under Rule 5605 of the NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees Paid to Grant Thornton LLP in 2012 and 2011

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2012 and December 31, 2011 by Grant Thornton LLP, the Company’s principal accounting firm for those years.

	2012	2011
Audit Fees	$615,484	$478,441
Tax Fees (1)	$102,267	$20,983
All Other Fees (2)	$129,932	$7,500

(1)	The tax fees for each year were for services related to review of federal and state tax returns for the Company.
(2)	All other fees for 2011 were for services related to the audit of the Company’s 401(k) plan. In 2012, all other fees included review procedures for the Company’s registration statements, testing of internal controls and the audit of the Company’s 401(k) plan.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted a pre-approval Policy for Audit and Non-Audit Services pursuant to which it pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement with respect to such services. The Audit Committee annually reviews and pre-approves the services that may be provided by the independent auditor. The Audit Committee has delegated authority to its chairperson to pre-approve any proposed services not covered by the general pre-approval of the Audit Committee or exceeding the pre-approved levels or amounts which must be addressed prior to the next regularly scheduled Audit Committee meeting. The chairperson must report all such pre-approvals to the Audit Committee at its next meeting for ratification by the Committee.

PART IV

ITEM 15.	EXHIBITS

(a) The following documents are filed as part of this report.

Exhibits:

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

10.23	Change in Control Agreement, dated May 14, 2009, between Asset Acceptance, LLC and Edwin L. Herbert, Esq. *+

10.24	Amendment No. 1, dated December 20, 2012, to Change in Control Agreement, dated May 14, 2009, between Asset Acceptance, LLC and Edwin L. Herbert, Esq. *+

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSET ACCEPTANCE CAPITAL CORP.

Date: April 26, 2013	By:	/s/ Rion B. Needs
Rion B. Needs
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

10.23	Change in Control Agreement, dated May 14, 2009, between Asset Acceptance, LLC and Edwin L. Herbert, Esq. *+

10.24	Amendment No. 1, dated December 20, 2012, to Change in Control Agreement, dated May 14, 2009, between Asset Acceptance, LLC and Edwin L. Herbert, Esq. *+

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.
+	Management contract or compensatory plan or arrangement