Form 10-Q
period 2013-03-31
ASSET ACCEPTANCE CAPITAL CORP
filed 2013-04-29
CIK 1264707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 17, 2013, 30,838,457 shares of the Registrant’s common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Financial Position

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$19,654,111	$14,012,541
Purchased receivables, net	348,976,297	370,899,893
Income taxes receivable	192,367	620,096
Property and equipment, net	12,451,738	12,568,066
Goodwill	14,323,071	14,323,071
Other assets	12,003,341	12,314,572

Total assets	$407,600,925	$424,738,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$2,416,094	$3,467,348
Accrued liabilities	21,891,938	22,416,766
Income taxes payable	1,385,616	426,353
Notes payable	165,889,599	182,911,146
Capital lease obligations	24,704	37,020
Deferred tax liability, net	65,337,849	65,422,456

Total liabilities	256,945,800	274,681,089

Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; issued shares - 33,537,623 and 33,443,347 at March 31, 2013 and December 31, 2012, respectively	335,376	334,433
Additional paid in capital	152,063,741	151,749,449
Retained earnings	40,477,640	40,080,226
Accumulated other comprehensive loss, net of tax	(491,106)	(548,948)
Common stock in treasury; at cost, 2,699,166 and 2,672,237 shares at March 31, 2013 and December 31, 2012, respectively	(41,730,526)	(41,558,010)

Total stockholders’ equity	150,655,125	150,057,150

Total liabilities and stockholders’ equity	$407,600,925	$424,738,239

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Purchased receivable revenues, net	$55,014,330	$61,609,348
Other revenues, net	180,166	224,952

Total revenues	55,194,496	61,834,300

Expenses

Salaries and benefits	14,217,244	16,336,882
Collections expense	28,129,456	27,312,560
Occupancy	1,322,154	1,428,226
Administrative	2,184,239	1,850,100
Depreciation and amortization	999,246	1,323,745
Restructuring charges	138,362	81,688
(Gain) loss on disposal of equipment and other assets	(700)	8,402

Total operating expenses	46,990,001	48,341,603

Income from operations	8,204,495	13,492,697
Other income (expense)
Merger transaction expense	(1,938,987)	—
Interest expense	(4,914,639)	(5,327,354)
Interest income	5,495	2,098
Other	4,643	46,470

Income before income taxes	1,361,007	8,213,911
Income tax expense	963,593	2,782,052

Net income	$397,414	$5,431,859

Weighted-average number of shares:
Basic	30,939,753	30,806,948
Diluted	31,054,020	30,878,147
Earnings per common share outstanding:
Basic	$0.01	$0.18
Diluted	$0.01	$0.18

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$397,414	$5,431,859
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedging:
Unrealized gain (loss) arising during period	163,478	(452,834)
Less: reclassification adjustment for loss included in net income	(73,100)	—

Net unrealized (loss) gain on cash flow hedging	90,378	(452,834)

Reclassification of accumulated losses on de-designated hedge included in net income	—	332,697
Other comprehensive (loss) gain, before tax	90,378	(120,137)
Income tax benefit (expense) related to other comprehensive income	(32,536)	18,297

Other comprehensive (loss) income, net of tax	57,842	(101,840)

Comprehensive income	$455,256	$5,330,019

See accompanying notes.

ASSET ACCEPTANCE CAPITAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$397,414	$5,431,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	999,246	1,323,745
Amortization of deferred financing costs and debt discount	859,856	898,966
Amortization of de-designated hedge	—	79,450
Deferred income taxes	(117,143)	2,529,164
Share-based compensation expense	315,235	231,950
Net impairment (impairment reversals) of purchased receivables	240,000	(4,496,700)
Non-cash revenue	(46,335)	(1,001)
(Gain) loss on disposal of equipment and other assets	(700)	8,402
Changes in assets and liabilities:
Decrease (increase) in other assets	17,328	(1,874,816)
Decrease in accounts payable and other accrued liabilities	(1,471,000)	(3,030,067)
Increase in net income taxes payable	1,386,992	143,362

Net cash provided by operating activities	2,580,893	1,244,314

Cash flows from investing activities
Investments in purchased receivables, net of buybacks	(26,868,352)	(20,923,049)
Principal collected on purchased receivables	48,598,283	44,021,228
Purchases of property and equipment	(897,622)	(129,454)
Proceeds from sale of property and equipment	700	500

Net cash provided by (used in) investing activities	20,833,009	22,969,225

Cash flows from financing activities
Repayments of term loan facility	(2,187,500)	(2,187,500)
Net (repayments) borrowings on revolving credit facility	(15,400,000)	(8,200,000)
Payments of deferred financing costs	—	(3,469)
Payments on capital lease obligations	(12,316)	(131,011)
Purchases of treasury shares	(172,516)	(51,580)

Net cash used in financing activities	(17,772,332)	(10,573,560)

Net increase in cash	5,641,570	13,639,979
Cash at beginning of period	14,012,541	6,990,757

Cash at end of period	$19,654,111	$20,630,736

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$3,986,086	$4,551,695
Net cash (paid) received for income taxes	(2,525)	109,526
Non-cash investing and financing activities:
Change in fair value of interest rate swap liabilities	90,378	(199,587)
Change in unrealized loss on cash flow hedge, net of tax	(57,842)	101,840

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2013 and its results of operations, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012. All adjustments were of a normal recurring nature. The results of operations and comprehensive income of the Company for the three months ended March 31, 2013 and 2012 may not be indicative of future results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, together with all amendments thereto.

Reporting Entity

The accompanying consolidated financial statements include the accounts of Asset Acceptance Capital Corp. (“AACC”) and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company currently has three operating segments, one for purchased receivables, one for finance contract receivables and one for licensed software. The finance contract receivables and licensed software operating segments are not material and therefore are not disclosed separately from the purchased receivables segment.

Pending Merger Transaction

On March 6, 2013, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Encore Capital Group, Inc. (“Encore”), pursuant to which a wholly-owned subsidiary of Encore will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Encore (the “Merger”). For terms of the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such a termination, as well as other terms and conditions, refer to the Merger Agreement filed as Exhibit 1.1 to our Current Report on Form 8-K with the SEC on March 11, 2013.

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

Upon completion of the Merger, Encore will own all of the Company’s capital stock. As a result, the Company will no longer have its stock listed on the NASDAQ Global Select Stock Market (“NASDAQ”) and will no longer be required to file periodic and other reports with the SEC with respect to Company common stock.

The parties’ obligation to complete the transaction is subject to several conditions, including, among others, approval of the Merger by the Company’s stockholders as described in the Company’s preliminary proxy statement/prospectus included in the Registration Statement on Form S-4, file No. 333-187581, filed by Encore with the SEC on March 27, 2013 (the “proxy statement/prospectus”), the termination or expiration of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and other customary conditions; however, the consummation of the Merger is not conditioned on the receipt of financing. The Company and Encore filed the required notification and report forms under the HSR Act with the Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice on March 20, 2013. On April 3, 2013, the FTC granted early termination of the applicable waiting period. We expect to incur and pay additional fees and expenses through calendar year 2013, including transaction fees amounting to approximately $1.85 million payable (only upon closing of the Merger) to our financial advisor. The parties to the Merger Agreement currently expect to complete the Merger in the second quarter of 2013, although neither the Company nor Encore can assure completion by any particular date or that the Merger will be completed at all. Because the Merger is subject to a number of conditions, the exact timing of completion of the Merger cannot be determined at this time.

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

Accrued Liabilities

The details of accrued liabilities were as follows:

	March 31, 2013	December 31, 2012
Accrued general and administrative expenses (1)	$10,776,614	$11,285,695
Accrued payroll, benefits and bonuses	4,593,606	6,696,284
Accrued merger transaction expenses (2)	2,074,242	—
Deferred rent	1,819,603	1,929,910
Fair value of derivative instruments	767,353	857,731
Accrued interest expense	755,936	692,733
Accrued restructuring charges (3)	448,050	522,420
Deferred revenue	128,608	184,988
Other accrued expenses	527,926	247,005

Total accrued liabilities	$21,891,938	$22,416,766

(1)	Accrued general and administrative expenses included $2,882,218 and $4,803,908 as of March 31, 2013 and December 31, 2012, respectively, for commissions and reimbursable expenses payable to our preferred third party law firm for performance of legal collection activities on our behalf.
(2)	Accrued merger transaction expenses included $386,156 for accrued bonuses and $1,688,086 for accrued legal services, accounting services, outside consultants and board of directors’ fees related to the Merger Agreement with Encore as of March 31, 2013. See Note 1, “Basis of Presentation”, for additional information.
(3)	Accrued restructuring charges of $448,050 and $522,420 as of March 31, 2013 and December 31, 2012, respectively, are related to closing the Tempe, Arizona office. Refer to Note 9, “Restructuring Charges”, for additional information.

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

Cash

The Company maintains cash balances with a high quality financial institution, and management periodically evaluates the creditworthiness of that institution. The Dodd-Frank Wall Street Reform and Consumer Protection Act provided temporary unlimited deposit insurance coverage for noninterest-bearing accounts at all financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. As of March 31, 2013, reported cash balances exceeded amounts insured by the FDIC by $19,404,111.

Concentrations of Risk

For the three months ended March 31, 2013 and 2012, the Company invested 67.8% and 68.9% (net of buybacks), respectively, in purchased receivables from its top three sellers. One seller is included in the top three in both three month periods.

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

Collections by Third Parties

The Company regularly utilizes unaffiliated third parties, primarily attorneys and other contingent collection agencies, to collect certain account balances on behalf of the Company in exchange for a percentage of the balance collected or a fixed fee. The Company generally receives net proceeds and records gross cash collections received by third parties. The Company records fees paid to third parties, and the reimbursement of certain legal and other costs, as a component of collections expense. The percent of gross cash collections by third party relationships were 67.8% and 60.5% for the three months ended March 31, 2013 and 2012, respectively.

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

The components of interest expense were as follows:

	Three Months Ended March 31,
	2013	2012
Interest payments	$4,054,784	$4,428,388
Amortization of original issue discount	565,952	595,739
Amortization of deferred financing costs	293,903	303,227

Total interest expense	$4,914,639	$5,327,354

Earnings Per Share

Earnings per share reflect net income divided by the weighted-average number of shares outstanding. The following table provides a reconciliation between basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
	2013	2012
Basic weighted-average shares outstanding	30,939,753	30,806,948
Dilutive weighted-average shares (1)	114,267	71,199

Diluted weighted-average shares outstanding	31,054,020	30,878,147

(1)	Includes the dilutive effect of outstanding stock options, deferred stock units and restricted shares (collectively the “Share-Based Awards”). Share-Based Awards that are contingent upon the attainment of performance goals are not included in dilutive weighted-average shares until the performance goals have been achieved.

There were 1,075,053 and 1,227,644 outstanding Share-Based Awards that were not included within the diluted weighted-average shares as their fair value or exercise price exceeded the market price of the Company’s common stock at March 31, 2013 and 2012, respectively, and therefore were considered anti-dilutive.

Comprehensive Income

Comprehensive income includes changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. Currently, the Company’s only component of comprehensive income other than net income is the change in unrealized gain or loss, including the amortization of previous losses, on derivative instruments qualifying as cash flow hedges, net of tax. The aggregate amount of changes to equity that have not yet been recognized in net income are reported in the equity portion of the accompanying consolidated statements of financial position as “Accumulated other comprehensive loss, net of tax”. Refer to Note 10, “Comprehensive Income” for more information.

Fair Value of Financial Instruments

The fair value of financial instruments is estimated using available market information and other valuation methods. Refer to Note 8, “Fair Value” for more information.

Reclassifications

Prior period reclassification adjustments for accumulated losses related to hedging activities in the statement of comprehensive income have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

The following accounting pronouncements have been issued and are effective for the Company during or after fiscal year 2013.

In December 2011, the FASB issued guidance that enhances certain disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. This guidance is effective retroactively for interim and annual periods beginning on or after January 1, 2013. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance that amends the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Purchased Receivables and Revenue Recognition

Purchased receivables are receivables that have been charged-off as uncollectible by the originating organization and many times have been subject to previous collection efforts. The Company acquires pools of homogenous accounts, which are the rights to the unrecovered balances owed by individual debtors through such purchases. The receivable portfolios are purchased at a substantial discount (generally more than 85%) from their face values due to a deterioration of credit quality since origination and are initially recorded at the Company’s acquisition cost, which equals fair value at the acquisition date. Financing for purchasing is provided by cash generated from operations and from borrowings on the Company’s revolving credit facility.

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

The cost recovery method is used when collections on a particular portfolio cannot be reasonably predicted. When appropriate, the cost recovery method may be used for pools that previously had an IRR assigned to them. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio. As of March 31, 2013 and December 31, 2012, the Company had no unamortized pools on the cost recovery method. As of March 31, 2012, the unamortized balance of pools accounted for under the cost recovery method was $101,290.

Although not its usual business practice, the Company may periodically sell, on a non-recourse basis, all or a portion of a pool to unaffiliated parties. The Company does not have any significant continuing involvement with those accounts subsequent to sale. Proceeds of these sales are compared to the carrying value of the accounts and a gain or loss is recognized on the difference between proceeds received and the carrying value, which is included in “Gain on sale of purchased receivables” in the accompanying consolidated statements of operations. There were no sales of purchased receivables during the three months ended March 31, 2013 and 2012. The agreements to sell receivables typically include general representations and warranties.

Changes in purchased receivables portfolios were as follows:

	Three Months Ended March 31,
	2013	2012
Beginning balance, net	$370,899,893	$348,710,787
Investment in purchased receivables, net of buybacks	26,868,352	20,923,049
Cash collections	(103,806,278)	(101,132,875)
Purchased receivable revenues, net	55,014,330	61,609,348

Ending balance, net	$348,976,297	$330,110,309

Accretable yield represents the amount of revenue the Company expects over the remaining life of existing portfolios. Nonaccretable yield represents the difference between the remaining expected cash flows and the total contractual obligation outstanding, or face value, of purchased receivables. Changes in accretable yield were as follows:

	Three Months Ended March 31,
	2013	2012
Beginning balance (1)	$492,398,399	$478,230,548
Revenue recognized on purchased receivables, net	(55,014,330)	(61,609,348)
Additions due to purchases	30,067,361	29,365,995
Reclassifications from (to) nonaccretable yield	6,155,910	53,495,397

Ending balance (1)	$473,607,340	$499,482,592

(1)	Accretable yield is a function of estimated remaining cash flows based on expected work effort and historical collections.

During the three months ended March 31, 2013 and 2012, the Company recorded impairments of purchased receivables of $240,000 and net impairment reversals of $4,496,700, respectively. Net impairments decrease revenue and the carrying value of purchased receivables in the period in which they are recorded. Net impairment reversals increase the carrying value of purchased receivable portfolios in the period in which they are recorded.

Changes in the purchased receivables valuation allowance were as follows:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$25,168,300	$55,914,400
Impairments	240,000	—
Reversals of impairments	—	(4,496,700)
Deductions (1)	(2,673,600)	(478,500)

Ending balance	$22,734,700	$50,939,200

(1)	Deductions represent valuation allowances on purchased receivable portfolios that became fully amortized during the period and, therefore, the balance is removed from the valuation allowance since it can no longer be reversed.

4. Notes Payable

The Company maintains a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders named therein, effective November 14, 2011 (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company has a five-year $95,500,000 revolving credit facility which expires in November 2016 (the “Revolving Credit Facility”), which may be limited by financial covenants, and a six-year $175,000,000 term loan facility which expires in November 2017 (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Credit Facilities”). The Credit Agreement replaced a similar credit agreement with JPMorgan Chase Bank, N.A. entered into during June 2007. If the Merger with Encore is completed, it is expected that, at the closing of the Merger, Encore will pay, or cause to be paid, in full all obligations arising under the Credit Agreement and the related Credit Facilities.

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

The Credit Agreement includes an accordion loan feature that allows the Company to request an aggregate $75,000,000 increase in the Revolving Credit Facility and/or the Term Loan Facility. The Credit Facilities also include sublimits for $10,000,000 of letters of credit and for $10,000,000 of swingline loans (which bear interest at the bank’s alternative rate, which was 4.25% at March 31, 2013). The Credit Agreement is secured by substantially all of the Company’s assets. The Credit Agreement also contains certain covenants and restrictions that the Company must comply with, which as of March 31, 2013 were:

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

The financial covenants may restrict the Company’s ability to borrow against the Revolving Credit Facility. However, at March 31, 2013, the Company was able to access the total available borrowings on the Revolving Credit Facility of $85,500,000 based on the financial covenants. Borrowing capacity may be reduced under this ratio in the future if there are significant declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings. The Credit Facility also includes a borrowing base limit of 25% of estimated remaining collections, calculated on a monthly basis, which may also limit the Company’s ability to borrow.

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

The Company was not required to make an Excess Cash Flow payment based on the results of operations for the years ended December 31, 2012 and 2011.

The Term Loan Facility requires quarterly repayments over the term of the agreement, with any remaining principal balance due on the maturity date. The following table details the required remaining repayment amounts:

Years Ending December 31,	Amount
2013 (1)	$6,562,500
2014	14,000,000
2015	22,748,000
2016	22,748,000
2017 (2)	98,004,000

(1)	Amount includes three remaining quarterly principal payments for 2013. A required principal payment of $2,187,500 was made during March 2013.
(2)	Includes three quarterly principal payments with the remaining balance due on the maturity date.

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

Outstanding borrowings on notes payable were as follows:

	March 31, 2013	December 31, 2012
Term Loan Facility	$164,062,500	$166,250,000
Revolving Credit Facility	10,000,000	25,400,000
Original issue discount on Term Loan	(8,172,901)	(8,738,854)

Total Notes Payable	$165,889,599	$182,911,146

Weighted average interest rate on total outstanding borrowings	8.49%	8.26%
Weighted average interest rate on revolving credit facility	4.25%	5.09%

The Company was in compliance with all covenants of the Credit Agreement as of March, 31, 2013.

5. Derivative Financial Instruments and Risk Management

Risk Management

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable-rate debt and their impact on earnings and cash flows. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the swap counterparty to assess the counterparty’s ability to honor its obligations. Counterparty default would further expose the Company to fluctuations in variable interest rates.

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

On January 13, 2012, the Company entered into a new amortizing interest rate swap agreement effective March 13, 2012. On a quarterly basis, the Company will swap variable rates equal to three-month LIBOR, subject to a 1.5% floor, for fixed rates. The notional amount of the new swap was initially set at $19,000,000. In September 2012, when the original swap agreement expired, the notional amount of the new swap increased to $43,000,000 and subsequently, will amortize in proportion to the principal payments on the Term Loan Facility through March 2017 when the notional amount will be $26,000,000. The notional amount of the interest rate swap was $42,000,000 at March 31, 2013. The Company’s derivative instrument is designated and qualifies as a cash flow hedge. If the Merger with Encore is completed and Encore pays, or causes to be paid, in full all obligations arising under the Credit Agreement and the related Credit Facilities, it is expected that the current interest rate swap agreement will no longer qualify as a cash flow hedge.

The following table summarizes the fair value of derivative instruments:

	March 31, 2013		December 31, 2012
	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Interest rate swap instruments
Derivatives qualifying as hedging instruments	Accrued liabilities	$767,353	Accrued liabilities	$857,731

Total interest rate swap instruments		$767,353		$857,731

The following table summarizes the impact of derivatives qualifying as hedging instruments:

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2013	2012		2013	2012		2013	2012
Interest rate swap instruments	$163,478	$(452,834)	Interest expense	$(73,100)	$332,697	Interest expense	$—	$—

Total	$163,478	$(452,834)	Total	$(73,100)	$332,697	Total	$—	$—

As of March 31, 2013, the Company did not have any fair value hedges.

6. Share-Based Compensation

In May 2012, shareholders of the Company approved the 2012 Stock Incentive Plan (“2012 Plan”) that provides for awards of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, directors and consultants, subject to certain annual grant limitations. The Company reserved 3,300,000 shares of common stock for issuance in conjunction with share-based awards to be granted under the plan of which 3,041,244 shares remained available as of March 31, 2013. The purpose of the 2012 Plan is to (a) promote the best interests of the Company and its shareholders by encouraging employees, consultants and directors of the Company to acquire an ownership interest in the Company by granting share-based awards, aligning their interests with those of shareholders, as well as cash-based awards, and (b) enhance the ability of the Company to attract, motivate and retain qualified employees and directors.

The 2012 Plan replaced a similar stock incentive plan adopted in 2004 (“2004 Plan”). The 2004 Plan also provided for awards of stock options, stock appreciation rights, restricted stock grants and units, performance share awards and annual incentive awards to eligible key associates, directors and consultants. There were awards for 1,547,165 shares under the 2004 Plan outstanding at March 31, 2013. Those awards are subject to the terms and conditions of each grant and may vest, expire or be forfeited based on the achievement of time-based or service-based conditions. No additional awards will be made under the 2004 Plan.

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

Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
	2013	2012

Share-based compensation expense	$315,235	$231,950
Tax benefits	114,430	78,561

The Company’s share-based compensation arrangements are described below.

Stock Options

The Company uses the Black-Scholes model to calculate the fair value of stock option awards on the date of grant using the assumptions noted in the following table. With regard to the Company’s assumptions stated below, the expected volatility is based on the historical volatility of the Company’s stock and management’s estimate of the volatility over the contractual term of the options. The expected term of the options are based on management’s estimate of the period of time for which the options are expected to be outstanding. The risk-free rate is derived from the U.S. Treasury yield curve on the date of grant. Changes to the input assumptions can result in different fair market value estimates.

The following table summarizes the assumptions used to determine the fair value of stock options granted:

Options issue year:	2013	2012
Expected volatility	60.40%	63.99%
Expected dividends	0.00%	0.00%
Expected term	4 Years	4 Years
Risk-free rate	0.69%	0.67%

As of March 31, 2013, the Company had options outstanding for 1,294,428 shares of its common stock under the stock incentive plans. These options have been granted to key associates and non-associate directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and have contractual terms ranging from seven to ten years. Options granted to key associates generally vest between one and five years from the grant date whereas options granted to non-associate directors generally vest immediately. The fair value of stock options is expensed on a straight-line basis over the requisite service period. Stock option compensation expense for associates, included in salaries and benefits, for the three months ended March 31, 2013 and 2012 was $71,930 and $74,365, respectively.

The following table summarizes all stock option transactions from January 1, 2013 through March 31, 2013:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Beginning balance	1,221,095	$9.96
Granted	73,333	6.52
Forfeited or expired	—	—

Outstanding at March 31, 2013	1,294,428	9.76	3.88	$1,088,192

Exercisable at March 31, 2013 (2)	1,070,299	$10.64	3.47	$819,341

(1)	These amounts represent the difference between the exercise price and $6.50, the per share cash consideration amount to be received upon consummation of the Merger, for all options outstanding that have an exercise price currently below $6.50.
(2)	Contractual vesting may be altered by the ultimate terms and conditions associated with the completion of the pending Merger with Encore. Refer to Note 1, “Basis of Presentation”, for additional information.

The weighted-average grant date fair value of the options granted during the three months ended March 31, 2013 and 2012 was $3.16 and $2.13, respectively. No options were exercised during the three months ended March 31, 2013 and 2012.

As of March 31, 2013, there was $572,747 of total unrecognized compensation expense related to nonvested stock options, which consisted of $540,479 for options expected to vest and $32,268 for options not expected to vest. Unrecognized compensation expense for options expected to vest is expected to be recognized over a weighted-average period of 2.92 years. The ultimate recognition of this stock-based compensation expense may be impacted by the final terms and conditions associated with the Merger with Encore. Refer to Note 1, “Basis of Presentation”, for additional information.

Each holder of an option which is outstanding immediately prior to the effective time of the Merger (whether or not then vested or exercisable) will be provided with notice pursuant to which all outstanding options held by such holder will become fully vested and exercisable by such holder for a period of at least 15 days prior to the effective time of the Merger in accordance with the terms and conditions of the applicable award agreement and any equity compensation plan of the Company under which such option was granted. To the extent that any outstanding option is exercised prior to the effective time of the Merger, the Company will issue to such exercising holder shares of Company common stock in accordance with the terms of such option, which shares will be entitled to receive the per share merger consideration (as described in the proxy statement/prospectus referenced above) upon consummation of the Merger. To the extent that any outstanding stock option is not so exercised on or prior to the effective time of the Merger, such outstanding option to acquire shares of Company common stock (whether or not then vested or exercisable) will be cancelled and terminated at the effective time of the Merger in exchange for the right to receive, in full settlement of such option, a cash amount equal to the product of (i) the total number of shares of Company common stock that may be acquired upon the full exercise of such option immediately prior to the effective time of the Merger multiplied by (ii) the excess, if any, of the cash consideration over the exercise price per share of Company common stock underlying such option, without interest and less any applicable withholding taxes. However, if the per share exercise price of any such option is equal to or greater than $6.50 (i.e., the cash consideration), then, upon consummation of the Merger, such option will be cancelled without any payment or other consideration being made in respect of such option.

Restricted Share Units and Deferred Stock Units

During the three months ended March 31, 2013, the Company granted 93,928 restricted share units and 4,665 deferred stock units (collectively referred to as “RSUs”), respectively, to key associates and non-associate directors under the 2012 Plan. Each RSU is equal to one share of the Company’s common stock. RSUs do not have voting rights but would receive common stock dividend equivalents in the form of additional RSUs. The value of RSUs was equal to the market price of the Company’s stock at the date of grant.

RSUs granted to associates generally vest over two to four years, based upon service or performance conditions. RSUs granted to non-associate directors generally vest when the director terminates his or her board service. At March 31, 2013, 77,012 of RSUs granted to associates will vest contingent on the attainment of performance conditions. When associates’ RSUs vest, associates have the option of selling a portion of vested shares to the Company in order to cover payroll tax obligations. The Company expects to repurchase approximately 48,000 shares for RSUs that are expected to vest during the next twelve months.

The fair value of RSUs granted to associates is expensed on a straight-line basis over the vesting period based on the number of RSUs expected to vest. For RSUs with performance conditions, if those conditions are not expected to be met, the compensation expense previously recognized is reversed. The fair value of RSUs granted to non-associate directors is expensed immediately.

Compensation expense for RSUs, net of reversals, was as follows:

	Three Months Ended March 31,
	2013	2012
Salaries and benefits (1)	$210,605	$132,587
Administrative expenses (2)	32,700	24,998

Total	$243,305	$157,585

(1)	Salaries and benefits include amounts for associates.
(2)	Administrative expenses include amounts for non-associate directors.

The Company generally issues shares of common stock for RSUs as they vest. The following table summarizes all RSU related transactions from January 1, 2013 through March 31, 2013:

Nonvested RSUs	RSUs	Weighted-Average Grant-Date Fair Value
Beginning balance	484,822	$5.63
Granted	98,593	6.47
Vested and issued	(94,276)	5.00
Forfeited	(500)	4.40

Ending balance	488,639	$5.93

As of March 31, 2013, there was $1,518,488 of total unrecognized compensation expense related to RSUs granted to associates, which consisted of $1,351,945 for RSUs expected to vest and $166,543 for RSUs not expected to vest. Unrecognized compensation expense for RSUs expected to vest is expected to be recognized over a weighted-average period of 2.46 years. The ultimate recognition of this stock-based compensation expense may be impacted by the final terms and conditions associated with the Merger with Encore. Refer to Note 1, “Basis of Presentation”, for additional information. As of March 31, 2013, there were 160,536 RSUs, included as part of total outstanding nonvested RSUs in the table above, awarded to non-associate directors for which shares are expected to be issued when the director terminates his or her board service.

Subject to consummation of the Merger, each RSU that is outstanding immediately prior to the effective time of the Merger will be cancelled and entitle the holder thereof to receive from the Company, in full settlement of such RSU, a cash amount equal to the product determined by multiplying (i) $6.50 (i.e., the cash consideration) by (ii) the total number of shares of Company common stock subject to such RSU (using, if applicable, the goal (100%) level of achievement under the respective award agreement to determine such number), in each case, less any applicable withholding taxes.

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

Litigation Relating to the Merger

After the announcement of the execution of the Merger Agreement, three lawsuits were filed in the Macomb County Circuit Court of the State of Michigan against the Company and its directors, as well as Encore and Pinnacle Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Encore (“Merger Sub”). The lawsuits are: (1) Shell v. Asset Acceptance Capital Corp., et al., Index. No. 13-0959-CZ, filed on March 8, 2013 (the “Shell Action”); (2) Neumann v. Asset Acceptance Capital Corp. et. al., Index No. 13-1072-CZ, filed on March 19, 2013 (the “Neumann Action”); and (3) Jaluka v. Asset Acceptance Capital Corp. et. al., Index No. 13-1081-CZ, filed on March 20, 2013 (the “Jaluka Action”). In these lawsuits, purportedly brought on behalf of all of the Company’s public stockholders, the plaintiffs allege, among other things, that the Company’s directors have breached their fiduciary duties of care, loyalty and candor, and have failed to maximize the value of the Company for its stockholders by accepting an offer to sell the Company at a price that fails to reflect the true value of the Company and that was agreed to as a result of an unfair process, thus depriving holders of the Company’s common stock of the reasonable, fair and adequate value of their shares. Plaintiffs in the Shell Action and Jaluka Action further allege that the Company’s directors have breached their duties of loyalty, good faith, candor and independence owed to the shareholders of the Company because they have engaged in self-dealing and ignored or did not protect against conflicts of interest resulting from their own interrelationships or connection with the proposed acquisition. Finally, all plaintiffs allege that the Company, Encore, and Merger Sub aided and abetted the directors’ breaches of their fiduciary duty. Among other things, plaintiffs in the three lawsuits seek injunctive relief prohibiting consummation of the proposed acquisition, or rescission of the proposed acquisition (in the event the transaction has already been consummated), as well as costs and disbursements, including reasonable attorneys’ and experts’ fees, and other equitable or injunctive relief as the court may deem just and proper. Plaintiffs in the Neumann Action also seek rescissory damages as an alternative to rescission of the proposed transaction, and damages suffered as a result of the defendants’ wrongdoing.

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

Disclosure of the estimated fair value of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

		Fair Value Measurements at Reporting Date Using
	Total Recorded Fair Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities	$767,353	—	$767,353	—

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

During certain periods of the first quarter of 2013, the market capitalization of the Company was less than book value. However, the Company did not consider those periods to be triggering events considering the relative gap between book value and market value relative to the goodwill testing performed in 2012. In addition, as part of the Merger Agreement with Encore, each Company stockholder will be entitled to receive either $6.50 in cash or 0.2162 validly issued, fully paid and nonassessable shares of Encore common stock, in each case without interest and less any applicable withholding taxes, for each share of Company common stock owned by such stockholder at the time of the Merger. This is an additional Level 1 indication of the fair value of the Company’s goodwill. The Company does not believe, based on the results of testing at November 1, 2012 and an analysis of events subsequent to that testing, that a new step one analysis was required to be performed during the three months ended March 31, 2013.

The following disclosures pertain to the fair value of certain assets and liabilities, which are not measured at fair value in the accompanying consolidated financial statements.

Purchased Receivables

The Company’s purchased receivables had carrying values of $348,976,297 and $370,899,893 at March 31, 2013 and December 31, 2012, respectively. The Company computes the fair value of purchased receivables by discounting total estimated future cash flows net of expected collection costs using a weighted-average cost of capital. The fair value of purchased receivables was approximately $500,000,000 and $510,000,000 at March 31, 2013 and December 31, 2012, respectively.

Credit Facilities

The Company’s Credit Facilities had carrying values of $165,889,599 and $182,911,146 as of March 31, 2013 and December 31, 2012, respectively, which was net of original issue discount on the Term Loan Facility.

The following table summarizes the carrying value and estimated fair value of the Credit Facilities:

	March 31, 2013	December 31, 2012
Term Loan Facility carrying value (1)	$164,062,500	$166,250,000
Term Loan Facility estimated fair value (1,2)	165,087,891	167,289,063
Revolving Credit Facility carrying value (3)	10,000,000	25,400,000

(1)	The carrying value and estimated fair value of the Term Loan Facility excludes the unamortized balance of the original issue discount.
(2)	The Company computes the fair value of its Term Loan Facility based on quoted market prices.
(3)	The fair value of the outstanding balance of the Revolving Credit Facility approximated carrying value.

9. Restructuring Charges

On November 1, 2011 and September 10, 2012, the Company announced its plan to close its call center operations in the San Antonio, Texas and Tempe, Arizona offices in 2012, respectively. The Company expects to incur approximately $1,200,000 in total restructuring charges in conjunction with these actions of which $138,362 and $81,688 was recognized during the three months ended March 31, 2013 and March 31, 2012, respectively.

The charges for closing these offices during the three months ended March 31, 2013 and the three months ended March 31, 2012 included contract termination costs for real estate leases offset by employee termination benefits which were overestimated at the time of the announcements.

The components of restructuring expense were as follows:

	Three Months Ended March 31,
	2013	2012
Operating lease charge	$144,683	$81,688
Employee termination benefits	(6,321)	—

Total restructuring charges	$138,362	$81,688

The reserve for restructuring charges as of March 31, 2013 and December 31, 2012 was $448,050 and $522,420, respectively. The changes in the reserve were as follows:

	Employee Termination Benefits	Contract Termination Costs	Fixed Assets and Other	Total
Restructuring liability as of January 1, 2013	$83,121	$131,495	$307,804	$522,420
Costs incurred and charged to expense	(6,321)	144,683	—	138,362
Payments	(76,800)	(121,228)	(14,704)	(212,732)
Adjustments to furniture and equipment	—	—	—	—

Restructuring liability as of March 31, 2013	$—	$154,950	$293,100	$448,050

As of March 31, 2013, all restructuring activities were substantially complete.

10. Comprehensive Income

Components of other comprehensive income for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31, 2013
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gain (loss) on cash flow hedging:
Unrealized gain (loss) arising during period	$163,478	$(58,852)	$104,626
Less: reclassification adjustment for loss included in net income	(73,100)	26,316	(46,784)

Net unrealized gain (loss) on cash flow hedging	90,378	(32,536)	57,842

Other comprehensive income	$90,378	$(32,536)	$57,842

	Three Months Ended March 31, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized (loss) gain on cash flow hedging:
Unrealized (loss) gain arising during period	$(452,834)	$163,020	$(289,814)
Less: reclassification adjustment for loss included in net income	—	—	—

Net unrealized (loss) gain on cash flow hedging	(452,834)	163,020	(289,814)
Reclassification of accumulated losses on de-designated hedge included in net income	332,697	(144,723)	187,974

Other comprehensive income	$(120,137)	$18,297	$(101,840)

The balance of accumulated other comprehensive loss as of March 31, 2013 and December 31, 2012 was $491,106 and $548,948, respectively. Changes in accumulated other comprehensive income by component were as follows:

Gains (Losses) on Cash Flow Hedges
Balance as of January 1, 2013	$(548,948)
Other comprehensive income before reclassifications	104,626
Amounts reclassified from accumulated other comprehensive income	(46,784)

Net current-period other comprehensive income	57,842

Balance as of March 31, 2013	$(491,106)

Reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2013 and 2012 were as follows:

	Amount Reclassified from AOCI During Three Months Ended March 31,		Affected Line Item in the Statement of Operations
Components of Accumulated Other Comprehensive Income	2013	2012
Gains and losses on cash flow hedging:
Losses on interest rate swap agreement	$(73,100)	$—	Interest expense
Gains on de-designated cash flow hedge	—	332,697	Interest expense

Total reclassifications for the period	(73,100)	332,697
Tax benefit (expense)	26,316	(144,723)	Income tax expense

Total reclassifications for the period, net of tax	$(46,784)	$187,974

11. Income Taxes

The Company recorded income tax expense of $963,593 and $2,782,052 for the three months ended March 31, 2013 and 2012, respectively. The 2013 provision for income tax reflects an estimated annualized effective income tax rate of 36.3%. The effective income tax rate for the three months ended March 31, 2013 is 70.8%. This is primarily due to $1,323,415 of projected non-deductible Merger-related transaction costs incurred during the quarter. The 2013 effective tax rate may increase or decrease depending upon final Merger-related transaction costs and the related deductibility of such costs.

As of March 31, 2013, the Company had a gross unrecognized tax benefit of $344,204 that, if recognized, would result in a net tax benefit of approximately $223,733, which would have a positive impact on net income and the effective tax rate. During the three months ended March 31, 2013, there were no material changes to the unrecognized tax benefit. The Company has accrued interest and penalties of approximately $89,597, which is classified as income tax expense in the accompanying consolidated financial statements.

The federal income tax returns of the Company for the years 2009 through 2012 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The state income tax returns of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed. The Company is currently under examination by the IRS for tax years 2008 through 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this report. Unless expressly noted to the contrary, all forward-looking statements in this MD&A relate to the Company on a stand-alone basis and are not reflective of any potential impact of the proposed Merger with Encore.

Company Overview

We have been purchasing and collecting charged-off accounts receivable portfolios (“paper”) from consumer credit originators since the formation of our predecessor company in 1962. Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers including private label card issuers, consumer finance companies, telecommunications providers and utility providers. Since these receivables are delinquent or past due, we purchase them at a substantial discount. Since January 1, 2006, we have purchased 999 consumer debt portfolios, with an original charged-off face value of $33.5 billion for an aggregate purchase price of $1.1 billion, or 3.21% of face value, net of buybacks. We purchase and collect charged-off consumer receivables for our own account as we believe this affords us the best opportunity to use long-term strategies to maximize collections.

Macro-economic factors in the U.S. may have a significant impact on our operations, both positively and negatively. Factors such as reduced availability of credit for consumers, a depressed housing market, elevated unemployment rates, increased gasoline prices and other factors have a negative impact in recent years by making it more difficult to collect from consumers on the paper we acquire. Macro-economic factors have also had an impact on the availability of charged-off debt in the market and the prices at which it is available. Since 2011, we have observed increased competition for available paper and an overall reduction in the supply of paper, contributing to higher prices. We expect macro-economic trends to continue to impact portfolio acquisition and collection results.

Despite increases in pricing, our investment in purchased receivables was higher in the first quarter of 2013 as compared to the same period of 2012. We only purchase paper when we believe we can achieve an acceptable return and do not pursue purchases when we believe the expected collections do not support the purchase price. Compared to the prior year, pricing for paper in the first quarter of 2013 increased for all stages of paper. We deploy our capital within the stages of delinquency based upon availability and our perception of the relative value of the available debt. While we expect a continuation of recently observed trends regarding pricing in 2013, we expect to purchase paper in sufficient quantities to support our business.

Given that cash collections are typically highest six to 18 months from purchase, higher levels of recent purchasing contributed to increased collections during the first quarter of 2013. Collections were also positively impacted by recent positive trends in certain macro-economic factors, such as the unemployment rate, increased investment in the legal collections channel and improvements in collector productivity through continued utilization of our analytical tools to create customized collection strategies by account type.

Cash collections for the first quarter of $103.8 million were higher than total collections of $101.1 million for the same period of 2012, which previously marked the highest quarterly cash collections in our history. In addition, our operating expenses as a percentage of cash collections, referred to as cost to collect, improved to 45.3%, which was the lowest level since we became a public company in 2004. These improvements were driven by better collection strategies and analytics related to our purchased receivables, continuous review of operational strategies and savings realized from office closings.

Purchased receivable revenues were lower during the first quarter of 2013 compared to the same period in 2012. This decrease in revenue was primarily related to lower weighted-average yields, lower collections on fully amortized portfolios and higher impairments on purchased receivable portfolios in 2013 compared to impairment reversals in 2012. We recorded purchased receivables impairments of $0.2 million in 2013 compared to impairment reversals of $4.5 million during the same period last year.

In addition to the decrease in cost to collect during 2013, as noted above, total operating expenses decreased by 2.8% compared to 2012. We have realized cost reductions related to our office closings, primarily in the form of reduced salaries and benefits and occupancy costs. However, these savings have been offset in part by increased forwarding fees paid to third parties for performing collection activities on our behalf. In addition, our cost to collect has been impacted in 2013 by increased investment in the legal collections channel. Court and process server costs for the first quarter of 2013 increased by 15.2% compared to 2012 due to a continuation of a strategy initiated in 2012 to allocate a greater number of accounts to the legal collections channel. These costs are expensed as incurred, while the collections are generally received in future periods. The increased allocation of accounts to the legal collections channel is expected to favorably impact collections over time, as gross liquidations are typically higher from legal channel collections than collections from the call center. Aside from the transaction costs and increased legal investment, We continually review our business and operations and look for opportunities to become more efficient.

We also achieved record Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted EBITDA”) for the quarter of $56.5 million, which was driven by the improvements we achieved in collection performance and our cost structure. Although Adjusted EBITDA is not calculated in accordance with accounting principles generally accepted in the United States of America, it is used by analysts, investors and management as a measure of our performance. Refer to pages 45 and 46 for additional information regarding the calculation of Adjusted EBITDA.

Pending Merger Transaction

On March 6, 2013, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Encore Capital Group, Inc. (“Encore”), pursuant to which a wholly-owned subsidiary of Encore will merge with and into our company, with our company continuing as the surviving corporation and a wholly-owned subsidiary of Encore (the “Merger”). For terms of the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such a termination, as well as other terms and conditions, refer to the Merger Agreement filed as Exhibit 1.1 to our Current Report on Form 8-K with the United States Securities and Exchange Commission (“SEC”) on March 11, 2013.

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

Upon completion of the Merger, Encore will own all of our capital stock. As a result, we will no longer have our stock listed on the NASDAQ Global Select Stock Market (“NASDAQ”) and will no longer be required to file periodic and other reports with the SEC with respect to Company common stock.

The parties’ obligation to complete the transaction is subject to several conditions, including, among others, approval of the Merger by our stockholders as described in our preliminary proxy statement/prospectus included in the Registration Statement on Form S-4, file No. 333-187581, filed by Encore with the SEC on March 27, 2013 (the “proxy statement/prospectus”), the termination or expiration of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and other customary conditions; however, the consummation of the Merger is not conditioned on the receipt of financing. Our company and Encore filed the required notification and report forms under the HSR Act with the Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice on March 20, 2013. On April 3, 2013, the FTC granted early termination of the applicable waiting period. We expect to incur and pay additional fees and expenses through calendar year 2013, including transaction fees amounting to approximately $1.85 million payable (only upon closing of the Merger) to our financial advisor. The parties to the Merger Agreement currently expect to complete the Merger in the second quarter of 2013, although neither our management nor Encore can assure completion by any particular date or that the Merger will be completed at all. Because the Merger is subject to a number of conditions, the exact timing of completion of the Merger cannot be determined at this time.

Our Board of Directors, acting upon the unanimous recommendation of a special committee of the Board of Directors comprised solely of disinterested directors, unanimously approved and adopted the Merger Agreement and has recommended that our stockholders vote to approve the Merger Agreement. Our company, in the proxy statement/proxy, indicated its intention to call a special meeting of its stockholders at a still to be specified date to vote on the Merger Agreement.

The comparison of our results in the first quarter of 2013 against the same period in 2012 is impacted by costs associated with the pending Merger. We incurred approximately $1.9 million of Merger related costs during this quarter which are classified within other expense in our statement of operations. In addition, accrued payroll, benefits and bonuses were reduced by $0.3 million in the first quarter of 2013 as a result of the expected completion of the Merger. This resulted in a net impact to income before taxes of $1.6 million for the first quarter of 2013 as a result of the pending Merger.

Effects on the Company if the Merger is Not Completed

If the Merger Agreement is not adopted by our stockholders or if the merger is not completed for any other reason, our stockholders will not receive any payment for their shares of Company common stock in connection with the merger. Instead, we will remain an independent public company, and our common stock will continue to be quoted on NASDAQ. In addition, if the merger is not completed, we expect that management will operate our business in a manner similar to that in which it is being operated today and that our stockholders will continue to be subject to the same risks and opportunities to which they are currently subject, including, without limitation, risks related to the highly competitive industry in which our company operates and adverse economic conditions.

Furthermore, if the merger is not completed, and depending on the circumstances that would have caused the merger not to be completed, the price of our common stock may decline significantly. If that were to occur, it is uncertain when, if ever, the price of our common stock would return to the price at which it trades as of the date of this filing.

If the merger is not completed, our Board of Directors will continue to evaluate and review our business operations, properties, dividend policy and capitalization, among other things, make such changes as are deemed appropriate and continue to seek to identify strategic alternatives to enhance stockholder value. If the Merger Agreement is not adopted by our stockholders or if the merger is not completed for any other reason, there can be no assurance that any other transaction acceptable to our company will be offered or that our business, prospects or results of operation will not be adversely impacted.

In addition, we may be required, under certain circumstances, to either pay Encore a termination fee of $4.25 million or $7.4 million and, under certain circumstances, reimburse up to $2.0 million of Encore’s merger related expenses. The payment of any termination fee and expense reimbursement could have an adverse effect on our company that is material to the results of its operations.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties and that are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements about future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential” or “continue”, the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those we discuss in our annual report on Form 10-K for the year ended December 31, 2012 in the section titled “Risk Factors”, in our preliminary proxy statement/prospectus included in the Registration Statement on Form S-4, file No. 333-187581, filed by Encore with the SEC on March 27, 2013, elsewhere in this report and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business, which are available on the SEC’s website at www.sec.gov.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. Our historic results should not be viewed as indicative of future performance. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to, the following:

•

the parties to the Merger Agreement may be unable to satisfy the conditions to the completion of the Merger and the pending Merger with Encore may not be completed, which could negatively impact the market price of AACC common stock and our financial condition and results of operation;

•

until the consummation of the Merger, the Merger Agreement with Encore restricts our ability to engage in certain actions, including, among others, purchases of portfolio accounts receivable and making capital expenditures;

•	failure to comply with government regulation;

•

a decrease in collections if changes in or enforcement of debt collection laws impair our ability to collect, including any unknown ramifications from the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	our ability to purchase charged-off receivable portfolios on acceptable terms and in sufficient amounts;

•	instability in the financial markets and continued economic weakness or recession impacting our ability to acquire and collect on charged-off receivable portfolios and our operating results;

•	our ability to maintain existing, and to secure additional financing on acceptable terms;

•	changes in relationships with third parties collecting on our behalf;

•	ongoing risks of litigation in connection with the pending Merger and litigation in our litigious industry, including individual and class actions under consumer credit, collections and other laws;

•	concentration of a significant portion of our portfolio purchases during any period with a small number of sellers;

•	our ability to substantiate our application of tax rules against examinations and challenges made by tax authorities;

•	our ability to collect sufficient amounts from our purchases of charged-off receivable portfolios;

•	our ability to diversify beyond collecting on our purchased receivables portfolios into ancillary lines of business;

•	a decrease in collections as a result of negative attention or news regarding the debt collection industry and debtors’ willingness to pay the debt we acquire;

•	our ability to respond to technology downtime and changes in technology to remain competitive;

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

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of total revenues and as a percentage of cash collections for the periods indicated:

	Percent of Total Revenues Three Months Ended March 31,		Percent of Cash Collections Three Months Ended March 31,
	2013	2012	2013	2012
Revenues
Purchased receivable revenues, net	99.7%	99.6%	53.0%	60.9%
Other revenues, net	0.3	0.4	0.2	0.2

Total revenues	100.0	100.0	53.2	61.1

Expenses
Salaries and benefits	25.8	26.4	13.7	16.2
Collections expense	51.0	44.2	27.1	27.0
Occupancy	2.4	2.3	1.3	1.4
Administrative	3.9	3.0	2.1	1.8
Depreciation and amortization	1.8	2.2	1.0	1.3
Restructuring charges	0.2	0.1	0.1	0.1
Loss on disposal of equipment and other assets	0.0	0.0	0.0	0.0

Total operating expenses	85.1	78.2	45.3	47.8

Income from operations	14.9	21.8	7.9	13.3
Other income (expense)
Merger transaction expense	(3.5)	0.0	(1.9)	0.0
Interest expense	(8.9)	(8.6)	(4.7)	(5.3)
Interest income	0.0	0.0	0.0	0.0
Other	0.0	0.1	0.0	0.1

Income before income taxes	2.5	13.3	1.3	8.1
Income tax expense	1.8	4.5	0.9	2.7

Net income	0.7%	8.8%	0.4%	5.4%

Three Months Ended March 31, 2013 Compared To Three Months Ended March 31, 2012

Revenue

We generate substantially all of our revenue from our main line of business, the purchase and collection of charged-off consumer receivables. We refer to revenue generated from this line of business as purchased receivable revenues. Purchased receivable revenues are the difference between cash collections and amortization of purchased receivables.

The following table summarizes our purchased receivable revenues including cash collections and amortization:

	Three Months Ended March 31,				Percent of Cash Collections Three Months Ended March 31,
($ in millions)	2013	2012	Change	Percentage Change	2013	2012
Cash collections	$103.8	$101.1	$2.7	2.6%	100.0%	100.0%
Purchased receivable amortization	48.8	39.5	9.3	23.5	47.0	39.1
Purchased receivable revenues, net	55.0	61.6	(6.6)	(10.7)	53.0	60.9

The 2.6% increase in cash collections during the first quarter of 2013 was a result of increased levels of purchasing, improvements in account representative productivity, enhanced analytics used to customize collection strategies by account type and increased investment in the legal collections channel. Refer to the “Cash Collections” tables on page 39 for additional information on collections by channel. Improved account representative productivity was due, in part, to recent enhancements to inventory and channel management strategies, which has also led to a reduction in the number of in-house associates. The increase in total collections was driven by a $7.9 million, or 18.6%, increase in legal channel collections, partially offset by collections which were $5.2 million, or 8.9%, lower in the call center channel. Although the overall collection environment remained challenging, we saw some improvement in general macro-economic factors, which improved debtors’ ability to repay their obligations. We have also increased levels of purchasing in each of the past two annual periods. Generally, collections are strongest on portfolios six months to 18 months after purchase, therefore, these increases have had a positive impact on current collections. Cash collections included collections from fully amortized portfolios of $10.8 million and $12.7 million for the first quarter of 2013 and 2012, respectively, of which 100% was reported as revenue. Fully amortized portfolios are generally composed of older accounts and collections on these portfolios decline over time, absent any specific strategies to increase these collections on newer portfolios that become fully amortized.

The amortization rate of 47.0% for the first quarter of 2013 was 790 basis points higher than the amortization rate of 39.1% for the same period of 2012. The increase in the amortization rate was a result of lower weighted-average yields and collections on fully amortized portfolios, and impairments in 2013 compared to impairment reversals in 2012. During the first quarter of 2013, we increased yields on twelve portfolios from the 2008 through 2012 vintages, which results in a higher percentage of cash collections being applied to purchased receivable revenue and less to amortization. This compares to the first quarter of 2012, when we increased yields on ten portfolios. Increases in assigned yields are generally a result of increases in expected future collections. We recognized impairments of $0.2 million during the first quarter of 2013, compared to impairment reversals of $4.5 million during the same period of 2012. The impairment in 2013 was recognized on one portfolio from the 2007 vintage. In 2012, the impairment reversals were the result of increased expectations for future collections on certain portfolios from the 2005 through 2009 vintages. Refer to “Supplemental Performance Data” on Page 34 for a summary of purchased receivable revenues and amortization rates by year of purchase (“vintage”) and an analysis of the components of collections and amortization.

Revenues on portfolios purchased from our top three sellers were $21.3 million and $24.0 million during the quarter ended March 31, 2013 and 2012, respectively. Two of the top three sellers were the same in both periods.

Investments in Purchased Receivables

We generate revenue from our investments in portfolios of charged-off consumer accounts receivable. Ongoing investments in purchased receivables are critical to continued generation of revenues. The time since charge off, paper types, and other account characteristics of our purchased receivables vary from period to period. As a result, the cost of our purchases, as a percent of face value, may fluctuate from one period to the next. In addition, the amount of paper we purchase in a period may be limited by market factors beyond our control (most importantly, the price, volume and mix of paper offered for sale in a period) and the restrictions on Company actions under the terms of the Merger Agreement which apply until the earlier of consummation of the Merger or termination of the Merger Agreement. Total purchases consisted of the following:

	Three Months Ended March 31,
($ in millions, net of buybacks)	2013	2012	Change	Percent Change
Acquisitions of purchased receivables, at cost	$27.1	$21.1	$6.0	28.1%
Acquisitions of purchased receivables, at face value	$431.6	$803.2	$(371.6)	(46.3%)
Percentage of face value	6.27%	2.63%
Percentage of forward flow purchases, at cost of total purchasing	80.4%	34.0%
Percentage of face value	67.8%	15.2%

Our investment in purchased receivables increased in the first quarter of 2013, as compared to the same period of 2012, although cost of our purchases as a percentage of face value increased across all stages of delinquency. In addition, the increase in the average cost of these purchases compared to the first quarter of 2012 was a result of purchasing a higher percentage of newer paper during 2013. For instance, we purchased over 50% of paper in the tertiary stage of delinquency in 2012 compared to less than 20% in 2013. Tertiary paper is generally priced lower than paper in other stages of delinquency. As a result of these fluctuations in the mix of purchases of receivables, the cost of our purchases, as a percentage of face value, fluctuate from one period to the next and are not always indicative of our estimates of total return.

Forward flow contracts commit a seller to sell charged-off receivables to us for a fixed percentage of the face value over a specified time period. Purchases from forward flows in the first quarter of 2013 included 28 portfolios from 11 forward flow contracts. Purchases from forward flows in the first quarter of 2012 included 21 portfolios from eight forward flow contracts. We bid on forward flow contracts based on their availability in the market and our evaluation of the relative value of the accounts. As a result, our investment in purchased receivables through these agreements fluctuates from period to period. While the Merger is pending, under the terms of the Merger Agreement, we must obtain the consent of Encore prior to entering into such contracts.

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

The following table summarizes the significant components of our operating expenses:

	Three Months Ended March 31,				Percent of Cash Collections Three Months Ended March 31,
($ in millions)	2013	2012	Change	Percentage Change	2013	2012
Salaries and benefits	$14.2	$16.3	$(2.1)	(13.0)%	13.7%	16.2%
Collections expense	28.1	27.3	0.8	3.0	27.1	27.0
Occupancy	1.3	1.4	(0.1)	(7.4)	1.3	1.4
Administrative	2.2	1.9	0.3	18.1	2.1	1.8
Restructuring charges	0.1	0.1	—	69.4	0.1	0.1
Other	1.1	1.3	(0.2)	(25.0)	1.0	1.3

Total operating expenses	$47.0	$48.3	$(1.3)	(2.8)%	45.3%	47.8%

Salaries and Benefits. The following table summarizes the significant components of our salaries and benefits expense:

	Three Months Ended March 31,				Percent of Cash Collections Three Months Ended March 31,
($ in millions)	2013	2012	Change	Percentage Change	2013	2012
Compensation - revenue generating	$7.2	$8.6	$(1.4)	(15.3)%	7.0%	8.5%
Compensation - administrative	4.3	4.5	(0.2)	(5.6)	4.1	4.5
Benefits and other	2.7	3.2	(0.5)	(17.1)	2.6	3.2

Total salaries and benefits	$14.2	$16.3	$(2.1)	(13.0)%	13.7%	16.2%

Compensation for our revenue generating departments was lower in the first quarter of 2013 due to lower average headcount of in-house account representatives. We reduced headcount for our collection operations as a result of the closures of the San Antonio and Tempe collection offices. In addition, we continued to utilize and refine our analytics and inventory management to shift inventory between internal and third party collection channels, both onshore and offshore, which has allowed us to more efficiently utilize our personnel resources and reduce headcount. During the first quarter of 2013, we had an average of 250 in-house account representatives, excluding supervisors, compared to 500 in the same period of 2012. Lower benefits and other compensation were the result of lower expenses for our self-insured medical programs and lower payroll taxes. Payroll taxes were down during the period as a result of the decrease in headcount, although the average rate per person was higher than during the same period of 2012.

Compensation for our administrative departments was lower in the first quarter of 2013 compared to the prior year as a result of a $0.3 million decrease in the estimate of the quarterly amount to be accrued related to our annual incentive compensation plan due to the pending Merger with Encore.

Collections Expense. The following table summarizes the significant components of collections expense:

	Three Months Ended March 31,				Percent of Cash Collections Three Months Ended March 31,
($ in millions)	2013	2012	Change	Percentage Change	2013	2012
Forwarding fees	$14.5	$14.4	$0.1	0.4%	14.0%	14.3%
Court and process server costs	8.1	7.1	1.0	15.2	7.8	7.0
Lettering campaign and telecommunications costs	3.0	3.4	(0.4)	(11.8)	2.9	3.3
Data provider costs	1.2	1.3	(0.1)	(1.1)	1.2	1.2
Other	1.3	1.1	0.2	8.7	1.2	1.2

Total collections expense	$28.1	$27.3	$0.8	3.0	27.1%	27.0%

Forwarding fees include fees paid to third parties to collect on our behalf, including our agency firm in India. These fees increased in the first quarter of 2013 compared to the same period in 2012 as a result of higher cash collections generated by third parties in both our legal and non-legal collection channels. Collections from third party relationships were $70.4 million and $61.2 million, or 67.8% and 60.5% of cash collections, for the first quarter of 2013 and 2012, respectively. Fees paid to agencies are typically a percentage of collections generated, with rates that vary based on the age and type of paper that we outsource. Our agency firm in India is paid a fixed rate per representative, along with certain performance incentives, so overall forwarding rates will vary based on the relative performance of this firm. Over the past two years, we have shifted servicing of accounts in our legal channel from using in-house attorneys to using our preferred third party law firm. The collections by our preferred third party law firm contributed to higher third party collections and forwarding fees in the first quarter of 2013. Third party forwarding fees and related collections are expected to be higher in future periods, although higher forwarding fees will be offset by a reduction in compensation and benefits. Under the terms of the Merger Agreement, we have agreed to certain restrictions on our ability to modify collection strategies, commission structures and certain contractual relationships relating to collection activities.

Court and process server costs increased $1.0 million to $8.1 million in 2013 as a result of higher legal activity driven by higher purchasing in recent periods and an increase in the number of accounts selected for legal action. In early 2012, we performed an analysis of our inventory of accounts using a newly developed legal suit selection model. The model identified accounts eligible for suit that were not already in our legal collection channel. During the second quarter of 2012, we began placing a selection of those accounts in our legal channel and initiating suit. This increase in volume contributes to the 15.2% increase in these costs because the legal collection model requires an up-front investment in court costs and other fees, which we expense as incurred. There generally is a delay between incurring these costs and generating collections on the accounts in the legal process, which can cause a change in court costs that is disproportionate to the change in legal collections.

As a result of our continuous review of operational strategies and our analytical work to identify favorable collection opportunities, we were able to lower variable collection expenses, such as dialing and lettering campaigns, resulting in reductions in the related expenses. Generally, these costs are higher in the first six months after purchase of a portfolio as we initiate collection activities. Increasing the number of accounts placed with third party agencies also decreased our direct lettering and telecommunication costs.

Merger Transaction Expense. During the first quarter of 2013, we recognized $1.9 million for transaction costs related to the pending Merger with Encore. These costs consisted of approximately $0.4 million related to employee bonus programs and $1.5 million for legal services, accounting services, outside consultants and Board of Directors’ fees that have been incurred as a result of the proposed Merger.

Interest Expense. Interest expense was $4.9 million for the first quarter of 2013, a decrease of $0.4 million compared to $5.3 million in the first quarter of 2012. The decrease in interest expense was due to a decrease in outstanding borrowings on the Term Loan Facility, for which balances incur interest at higher rates than the Revolving Credit Facility. Refer to “Liquidity and Capital Resources” for additional information.

Income Taxes. We recognized income tax expense of $1.0 million and $2.8 million for the first quarter of 2013 and 2012, respectively. The effective income tax rate for the three months ended March 31, 2013 is 70.8%. This is primarily due to $1.3 million of projected non-deductible Merger-related transaction costs incurred during the quarter. The 2013 effective tax rate may increase or decrease depending upon final Merger-related transaction costs and the related deductibility of such costs. The 2013 tax expense reflects an estimated annualized effective tax rate of 36.3%. For 2012, the annualized effective tax rate was 33.9%. The 240 basis point increase was primarily due to prior year state refund benefits that are not available in 2013, along with increased state tax rates. The overall decrease in tax expense was driven by the decrease in pre-tax income, which was $1.4 million for 2013 compared to $8.2 million for the same period of 2012.

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

Portfolio Performance

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis by year of purchase as of March 31, 2013:

Year of Purchase	Number of Portfolios	Purchase Price (1)	Cash Collections	Estimated Remaining Collections (2,3)	Total Estimated Collections	Total Estimated Collections as a Percentage of Purchase Price
	($ in thousands)
2006	154	$141,958	$350,609	$4,559	$355,168	250%
2007	158	169,045	316,284	19,388	335,672	199
2008	164	153,440	278,982	42,001	320,983	209
2009	123	120,854	245,990	83,117	329,107	272
2010	122	135,888	189,482	111,850	301,332	222
2011	133	160,585	159,384	201,374	360,758	225
2012	112	164,523	62,003	304,451	366,454	223
2013 (4)	33	27,075	1,471	55,844	57,315	212

Total	999	$1,073,368	$1,604,205	$822,584	$2,426,789	226%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	Estimated remaining collections are based in part on historical cash collections. Refer to Forward-Looking Statements on page 27 and Critical Accounting Policies on page 47 for further information regarding these estimates.
(3)	Estimated remaining collections refers to the sum of all future projected cash collections on our owned portfolios using up to an 84 month collection forecast from the date of purchase. Estimated remaining collections for pools on the cost recovery method for revenue recognition purposes are equal to the carrying value. There are no estimated remaining collections for pools on the cost recovery method that are fully amortized.
(4)	Includes three months of activity through March 31, 2013.

Estimated Remaining Collections (“ERC”) were $863.3 million at December 31, 2012. ERC and total Estimated Collections as a Percentage of Purchase Price by vintage may fluctuate from quarter to quarter. Some factors that contribute to quarterly fluctuations include the level of purchasing in the current year relative to current year collections, as well as changes in work effort strategies and the movement of accounts between collection channels. Our calculated ERC of $822.6 million at March 31, 2013 was determined using the methodology in place at November 14, 2011, the effective date of the current credit agreement, since ERC is used to determine our monthly borrowing base. We have estimated an additional $58.6 million of future collections from accounts in our legal collections channel for which the suit process has not yet been initiated. These estimated collections are excluded from the calculation of ERC which determines restrictions to levels of borrowing under our credit agreement. Refer to “Liquidity and Capital Resources” on page 42 for additional information regarding these restrictions.

The following table summarizes our quarterly portfolio purchasing since January 1, 2011:

($ in thousands) Quarter of Purchase	Number of Portfolios	Purchase Price (1)	Face Value
Q1 2011	37	$46,299	$1,225,318
Q2 2011	39	49,290	1,598,225
Q3 2011	31	38,272	1,316,971
Q4 2011	26	26,724	1,179,938
Q1 2012	27	21,141	803,206
Q2 2012	28	58,632	2,074,121
Q3 2012	17	23,907	765,562
Q4 2012	40	60,843	1,333,992
Q1 2013	33	27,075	431,600

Total	278	$352,183	$10,728,933

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.

The following table summarizes the remaining unamortized balances of our purchased receivables portfolios by year of purchase as of March 31, 2013:

($ in thousands) Year of Purchase	Unamortized Balance	Purchase Price (1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2006	$2,725	$141,958	1.9%	0.8%
2007	9,535	169,045	5.6	2.7
2008	15,285	153,440	10.0	4.4
2009	23,062	120,854	19.1	6.6
2010	46,982	135,888	34.6	13.5
2011	89,484	160,585	55.7	25.6
2012	135,547	164,523	82.4	38.8
2013 (2)	26,356	27,075	97.3	7.6

Total	$348,976	$1,073,368	32.5%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price of accounts that were sold at the time of purchase to another debt purchaser.
(2)	Includes three months of activity through March 31, 2013.

The following table summarizes purchased receivable revenues and amortization rates by year of purchase:

	Three Months Ended March 31, 2013
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2007 and prior	$16,135,973	$11,219,563	N/M	N/M	$240,000	$9,036,577
2008	7,700,591	4,384,781	43.1%	8.31%	—	834,276
2009	12,809,632	7,314,556	42.9	9.09	—	939,169
2010	14,698,010	7,277,386	50.5	4.65	—	—
2011	23,981,608	11,607,867	51.6	3.94	—	—
2012	27,009,667	12,458,244	53.9	2.84	—	—
2013	1,470,797	751,933	48.9	2.70	—	—

Totals	$103,806,278	$55,014,330	47.0%	5.01%	$240,000	$10,810,022

	Three Months Ended March 31, 2012
Year of Purchase	Collections	Revenue	Amortization Rate (1)	Monthly Yield (2)	Net Impairments (Reversals)	Zero Basis Collections
2006 and prior	$17,272,755	$15,422,027	N/M	N/M	$(2,639,700)	$10,463,961
2007	8,341,851	4,264,360	48.9%	7.05%	(751,300)	702,788
2008	11,339,770	7,035,787	38.0	7.80	—	1,472,986
2009	17,025,412	11,049,852	35.1	8.14	(1,105,700)	66,092
2010	19,183,043	9,211,988	52.0	3.70	—	—
2011	26,549,426	13,911,748	47.6	3.13	—	—
2012	1,420,618	713,586	49.8	3.25	—	—

Totals	$101,132,875	$61,609,348	39.1%	5.94%	$(4,496,700)	$12,705,827

(1)	“N/M” indicates that the calculated percentage is not meaningful.
(2)	The monthly yield is the weighted-average yield determined by dividing purchased receivable revenues recognized in the period by the average of the beginning monthly carrying values of the purchased receivables for the period presented.

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

The following factors contributed to the change in amortization rates from the prior year:

•

total amortization and the amortization rate increased during the first quarter of 2013 compared to the same period in 2012. The increase in the amortization rate and total amortization was primarily the result of lower weighted-average yields, lower zero-basis collections and impairments during 2013 compared to impairment reversals during 2012. Portfolio balances that amortize too slowly in relation to current or expected collections may lead to impairments. If portfolio balances amortize too quickly and we expect collections to continue to exceed expectations, previously recognized impairments may be reversed, or if there are no impairments to reverse, assigned yields may increase;

•	amortization of receivable balances for 2013 increased compared to 2012 as a result of higher collections on amortizing pools;

•

net impairments are recorded as additional amortization, and increase the amortization rate, while net reversals have the opposite effect. Impairment for 2013 increased total amortization compared to the same period in 2012, which had net impairment reversals; and

•

declining zero basis collections in the first quarter of 2013 compared to the same period in 2012 increased the amortization rate because 100% of these collections are recorded as revenue and do not contribute towards portfolio amortization.

	Three Months Ended March 31,
($ in millions)	2013	2012
Cash collections:
Collections on amortizing portfolios	$93.0	$88.4
Zero basis collections	10.8	12.7

Total collections	$103.8	$101.1

Amortization:
Amortization of receivables balances	$48.6	$43.9
Impairments	0.2	—
Reversals of impairments	—	(4.5)
Cost recovery amortization	—	0.1

Total amortization	$48.8	$39.5

Purchased receivable revenues, net	$55.0	$61.6

Amortization rate	47.0%	39.1%

Core amortization rate (1)	52.5%	44.7%

(1)	The core amortization rate is calculated as total amortization divided by collections on amortizing portfolios.

Account Representative Tenure and Productivity

We measure traditional call center account representative tenure by two major categories, those with less than one year of experience and those with one or more years of experience. The following table displays the experience of our account representatives:

In-House Account Representatives, by Experience

	Three Months Ended March 31,		Years Ended December 31,
	2013	2012 (3)	2012 (3)	2011 (3)
One year or more (1)	105	258	112	336
Less than one year (2)	145	242	310	297

Total	250	500	422	633

(1)	Based on number of average traditional call center Full Time Equivalent (“FTE”) account representatives with one or more years of service.
(2)	Based on number of average traditional call center FTE account representatives with less than one year of service, including new associates in training.
(3)	Prior period results have been restated to conform to the current period presentation, which excludes supervisors.

The average number of in-house account representatives declined during the first quarter of 2013 by 50.0% compared to the same period of 2012. This decline was driven by the separate closings of our San Antonio, Texas and Tempe, Arizona call center collection offices in 2012. In addition, we continued to utilize and refine our inventory and channel management strategies, which have allowed us to more efficiently utilize our personnel resources and reduce the average number of account representatives. The average number of in-house account representatives may fluctuate as we continue to refine our inventory and channel management strategies.

Off-Shore Account Representatives (1)

	Three Months Ended March 31,		Years Ended December 31,
	2013	2012	2012	2011
Number of account representatives	300	225	240	250

(1)	Based on number of average off-shore account representatives staffed by a third party agency measured on a per seat basis.

The following table displays our account representative productivity:

Overall Account Representative Collection Averages

	Three Months Ended March 31,		Years Ended December 31,
	2013	2012 (1)	2012 (1)	2011 (1)
Overall collection averages	$93,771	$58,052	$210,206	$170,449

In-house account representative average collections per FTE increased during the first quarter of 2013 by 61.5% compared to the same period of 2012. Account representative productivity improved as a result of additional improvements in inventory and channel management strategies, which led to a reduction in the number of in-house FTE, continued refinement of our training programs and our standardized collection methodology, targeted lettering and dialing strategies, skip tracing efforts and improved analytical models and tools.

Cash Collections

The following tables provide further detailed vintage collection analysis on an annual and a cumulative basis:

Historical Collections (1)

($ in thousands)	Purchase Price (2)	Years Ended December 31,										Three Months Ended March 31, 2013
Year of Purchase		2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Pre-2003		$161,753	$149,999	$133,863	$105,743	$76,117	$48,163	$31,895	$22,144	$19,104	$14,489	$2,614
2003	$87,138	36,067	94,564	94,234	79,423	58,359	38,408	23,842	15,774	12,440	8,759	1,666
2004	86,390	—	23,365	68,354	62,673	48,093	32,276	21,082	13,731	10,881	7,675	1,441
2005	100,218	—	—	23,459	60,280	50,811	35,638	22,726	14,703	11,428	7,973	1,557
2006	141,958	—	—	—	32,751	101,529	79,953	53,239	35,994	25,654	17,946	3,543
2007	169,045	—	—	—	—	36,269	93,183	69,891	49,085	36,611	25,930	5,315
2008	153,440	—	—	—	—	—	41,957	83,430	62,548	47,668	35,679	7,700
2009	120,854	—	—	—	—	—	—	27,926	81,170	69,121	54,963	12,810
2010	135,888	—	—	—	—	—	—	—	33,669	76,629	64,486	14,698
2011	160,585	—	—	—	—	—	—	—	—	40,462	94,941	23,981
2012	164,523	—	—	—	—	—	—	—	—	—	34,993	27,010
2013	27,075	—	—	—	—	—	—	—	—	—	—	1,471

Total		$197,820	$267,928	$319,910	$340,870	$371,178	$369,578	$334,031	$328,818	$349,998	$367,834	$103,806

Cumulative Collections (1)

($ in thousands)	Purchase Price (2)	Total Through December 31,										Total Through March 31, 2013
Year of Purchase		2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
2003	$87,138	$36,067	$130,631	$224,865	$304,288	$362,647	$401,055	$424,897	$440,671	$453,111	$461,870	$463,536
2004	86,390	—	23,365	91,719	154,392	202,485	234,761	255,843	269,574	280,455	288,130	289,571
2005	100,218	—	—	23,459	83,739	134,550	170,188	192,914	207,617	219,045	227,018	228,575
2006	141,958	—	—	—	32,751	134,280	214,233	267,472	303,466	329,120	347,066	350,609
2007	169,045	—	—	—	—	36,269	129,452	199,343	248,428	285,039	310,969	316,284
2008	153,440	—	—	—	—	—	41,957	125,387	187,935	235,603	271,282	278,982
2009	120,854	—	—	—	—	—	—	27,926	109,096	178,217	233,180	245,990
2010	135,888	—	—	—	—	—	—	—	33,669	110,298	174,784	189,482
2011	160,585	—	—	—	—	—	—	—	—	40,462	135,403	159,384
2012	164,523	—	—	—	—	—	—	—	—	—	34,993	62,003
2013	27,075	—	—	—	—	—	—	—	—	—	—	1,471

Cumulative Collections as Percentage of Purchase Price (1)

Year of Purchase	Purchase Price (2)	Total Through December 31,										Total Through March 31, 2013
		2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
2003	$87,138	41%	150%	258%	349%	416%	460%	488%	506%	520%	530%	532%
2004	86,390	—	27	106	178	234	272	296	312	325	334	335
2005	100,218	—	—	23	83	134	170	192	207	219	227	228
2006	141,958	—	—	—	23	94	151	188	214	232	244	247
2007	169,045	—	—	—	—	21	77	117	147	169	184	187
2008	153,440	—	—	—	—	—	27	82	122	154	177	182
2009	120,854	—	—	—	—	—	—	23	90	147	193	204
2010	135,888	—	—	—	—	—	—	—	25	81	129	139
2011	160,585	—	—	—	—	—	—	—	—	25	84	99
2012	164,523	—	—	—	—	—	—	—	—	—	21	38
2013	27,075	—	—	—	—	—	—	—	—	—	—	5

(1)	Does not include proceeds from sales of receivables.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less buybacks and the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

The following table summarizes our quarterly cash collections:

Cash Collections

Quarter	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
First	$103,806,278	N/M	$101,132,875	27.5%	$91,284,934	26.1%	$89,215,330	27.1%	$94,116,937	28.2%
Second	—	—	91,868,994	25.0	89,171,558	25.5	84,214,073	25.6	87,293,577	26.1
Third	—	—	89,168,247	24.2	87,437,890	25.0	78,860,926	24.0	77,832,357	23.3
Fourth	—	—	85,663,830	23.3	82,103,914	23.4	76,528,161	23.3	74,787,726	22.4

Total cash collections	$103,806,278	100.0%	$367,833,946	100.0%	$349,998,296	100.0%	$328,818,490	100.0%	$334,030,597	100.0%

(1)	“N/M” indicates that the calculated percentage for quarterly purchases is not meaningful.

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

	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%
Call center collections	$53,440,924	51.5%	$58,679,516	58.0%
Legal collections	50,365,354	48.5	42,453,359	42.0

Total cash collections	$103,806,278	100.0%	$101,132,875	100.0%

The average collection payment size grew 8.8% during the first quarter of 2013 when compared to the same period in 2012. This increase reflects increases of 8.4% and a 8.9% in the size of average call center collection payments and legal payments, respectively. The increase in call center payment size was a result of continued improvement in targeted collection strategies. The overall increase in the size of payments from the legal channel reflects improvements in performance from our third party collection channel and positive trends in collections from bankruptcy claims.

The following table categorizes our purchased receivables portfolios acquired from January 1, 2006 through March 31, 2013 by major asset type:

($ and accounts in thousands) Asset Type	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
General Purpose Credit Cards	$20,015,419	59.8%	6,499	36.4%
Private Label Credit Cards	4,535,917	13.6	4,503	25.2
Telecommunications/Utility/Gas	1,239,116	3.7	3,235	18.1
Installment Loans	2,869,626	8.6	456	2.5
Healthcare	2,334,219	7.0	2,195	12.3
Health Club	574,899	1.7	456	2.5
Other (2)	1,884,702	5.6	530	3.0

Total	$33,453,898	100.0%	17,874	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resales, payments received, settlements or additional accrued interest that occur after purchase.
(2)	“Other” includes charged-off receivables of several debt types, including student loan, auto deficiency, mobile home deficiency and retail mail order.

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

The following table categorizes our purchased receivables portfolios acquired from January 1, 2006 through March 31, 2013 by delinquency stage:

($ and accounts in thousands) Delinquency Stage	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
Fresh	$2,277,271	6.8%	1,326	7.4%
Primary	2,557,744	7.6	2,489	13.9
Secondary	9,084,645	27.2	5,906	33.1
Tertiary	19,534,238	58.4	8,153	45.6

Total	$33,453,898	100.0%	17,874	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resales, payments received, settlements or additional accrued interest that occur after purchase.

We also review the geographic distribution of accounts within a portfolio because collection laws differ from state to state and therefore may impact cost and collectability. In addition, economic factors vary regionally and are factored into our purchasing analysis.

The following table illustrates our purchased receivables portfolios acquired from January 1, 2006 through March 31, 2013 based on geographic location of the debtor at the time of purchase:

($ and accounts in thousands) Geographic Location	Face Value of Charged-off Receivables (1)%		No. of Accounts	%
California	$5,008,863	15.0%	2,088	11.7%
Florida	3,935,626	11.8	1,599	9.0
Texas	3,926,708	11.8	3,348	18.7
New York	1,956,221	5.8	845	4.7
Michigan	1,273,613	3.8	988	5.5
New Jersey	1,260,726	3.8	991	5.6
Ohio	1,217,701	3.6	1,202	6.7
Pennsylvania	1,214,374	3.6	734	4.1
Illinois	1,143,993	3.4	757	4.2
Georgia	963,387	2.9	615	3.4
North Carolina	956,225	2.9	485	2.7
Arizona	785,646	2.3	460	2.6
Other (2)	9,810,815	29.3	3,762	21.1

Total	$33,453,898	100.0%	17,874	100.0%

(1)	Face value of charged-off receivables represents the cumulative amount of purchases net of buybacks. The amounts in this table are not adjusted for resales, payments received, settlements or additional accrued interest that occur after purchase.
(2)	Each state included in “Other” represents less than 2.0% of the face value of total charged-off receivables.

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

The Credit Agreement includes an accordion loan feature that allows us to request an aggregate $75.0 million increase in the Revolving Credit Facility and/or the Term Loan Facility. We have not requested any increases to the Credit Facilities under this feature. The Credit Facilities also include sublimits for $10.0 million of letters of credit and for $10.0 million of swingline loans. The Credit Agreement is secured by substantially all of our assets. The Credit Agreement also contains certain covenants and restrictions that we must comply with, which as of March 31, 2013 were:

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

The financial covenants may restrict our ability to borrow against the Revolving Credit Facility. However, at March 31, 2013, we were able to access the total available borrowings on the Revolving Credit Facility of $85.5 million, based on the financial covenants. Borrowing capacity may be reduced under this ratio in the future if there are significant declines in cash collections or increases in operating expenses that are not offset by a reduction in outstanding borrowings.

The Credit Facilities also include a borrowing base limit on total principal balances under the combined Credit Facilities of 25% of estimated remaining collections, calculated on a monthly basis. This borrowing base calculation limited access to additional borrowings on our Revolving Credit Facility to approximately $31.6 million at March 31, 2013. Since we utilize borrowings on the Revolving Credit Facility to fund a significant portion of our purchases, we continuously monitor our ability to borrow relative to the borrowing base limit. During the first three months of 2013, the month end date at which the borrowing base limit was most restrictive was January 31, 2013, at which time we had access to additional borrowings of $26.5 million on our Revolving Credit Facility.

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

We were not required to make an Excess Cash Flow payment based on the results of operations for the years ended December 31, 2012 and 2011.

The Term Loan Facility requires quarterly repayments over the term of the agreement, with any remaining principal balance due on the maturity date. The following table details the remaining required repayment amounts:

Years Ending December 31,	Amount
2013 (1)	$6,562,500
2014	14,000,000
2015	22,748,000
2016	22,748,000
2017 (2)	98,004,000

(1)	Amount includes three remaining quarterly principal payments for 2013. A required principal payment of $2,187,500 was made during March 2013.
(2)	Includes three quarterly principal payments and the remaining balance due on the maturity date.

Outstanding borrowings on notes payable were as follows:

	March 31,	December 31,
	2013	2012
Term Loan Facility	$164,062,500	$166,250,000
Revolving Credit Facility	10,000,000	25,400,000
Original issue discount on Term Loan	(8,172,901)	(8,738,854)

Total Notes Payable	$165,889,599	$182,911,146

Weighted average interest rate on total outstanding borrowings	8.49%	8.26%
Weighted average interest rate on revolving credit facility	4.25%	5.09%

We were in compliance with all covenants of the Credit Agreement as of March, 31, 2013.

If the Merger with Encore is completed, it is expected that, at the closing of the Merger, Encore will pay, or cause to be paid, in full all obligations arising under the Credit Agreement and the related Credit Facilities.

Cash Flows

The majority of our cash flow requirements are for purchases of receivables and payment of operating expenses. Historically, these items have been funded with internal cash flow and with borrowings against our Revolving Credit Facility. For the three months ended March 31, 2013, we invested $26.9 million in purchased receivables, net of buybacks, which was $6.0 million higher than the same period of 2012. These purchases were primarily funded by collections. Our cash balance increased from $14.0 million at December 31, 2012 to $19.7 million as of March 31, 2013. The increase in cash was the result of lower purchasing in the three months ended March 31, 2013 combined with higher collections which we used to repay $15.4 million of the outstanding balance on our Revolving Credit Facility.

Our operating activities provided cash of $2.6 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively. Cash provided by operating activities for these periods was generated primarily from operating income earned through cash collections as adjusted for non-cash items and the timing of payments of accounts payable, accrued liabilities and other assets. In the first quarter of 2013, we accrued approximately $1.9 million in expenses for transaction costs related to the Merger Agreement with Encore. Cash provided by operations was negatively impacted in the first quarter of 2012 by the funding of a $2.5 million settlement for the FTC investigation, which was accrued at December 31, 2011. We rely on cash generated from our operating activities and from the principal collected on our purchased receivables, included as a component of investing activities, to allow us to fund operations and re-invest in purchased receivables. Declines in cash collections, if not offset by reductions in operating expenses, will decrease cash provided by operating activities in future periods.

Investing activities provided cash of $20.8 million and $23.0 million for the three months ended March 31, 2013 and 2012, respectively. The changes in investing cash flows were primarily the result of cash outflows related to investments in purchased portfolios of $26.9 million and $20.9 million for the three months ended March 31, 2013 and 2012, respectively, which were below historical averages. Investing cash flows were also positively impacted in each period by higher principal collected on purchased receivables, which is a function of higher cash collections.

Financing activities used cash of $17.8 million and $10.6 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in cash provided by financing activities in 2013 was driven by net repayments on our Credit Facilities of $17.6 million in the first quarter of 2013 compared to net repayments of $10.4 million in the same period of the prior year. Cash provided by financing activities may decline in future periods to the extent we use net borrowings to fund purchases of paper or operations.

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

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2013	2012
Net income	$397,414	$5,431,859
Adjustments:
Income tax expense	963,593	2,782,052
Interest expense	4,914,639	5,327,354
Depreciation and amortization	999,246	1,323,745
Share-based compensation	315,235	231,950
(Gain) loss on sale of assets, net	(700)	8,402
Purchased receivables amortization	48,791,948	39,523,527
Cash restructuring charges	138,362	81,688
FTC related charges	—	14,898

Adjusted EBITDA	$56,519,737	$54,725,475

Collections, other revenue and operating expenses, net of the adjustment items, are the primary drivers of Adjusted EBITDA. During the first quarter of 2013, Adjusted EBITDA was $1.8 million higher than in the same period of 2012. This increase was a result of an increase in cash collections of $2.7 million and a decrease in applicable operating expenses of $1.1 million, partially offset by Merger-related transaction costs of $1.9 million.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2013:

	Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter
Operating lease obligations (1)	$3,793,169	$5,098,017	$4,116,243	$1,619,934	$66,104	$22,178
Capital lease obligations	2,976	5,952	5,952	5,952	4,464	—
Purchase obligations	3,580,031	341,648	19,560	1,630	—	—
Forward flow obligations (2)	40,721,419	1,167,394	—	—	—	—
Revolving credit (3)	—	—	—	—	—	—
Term loan (4)	6,562,500	14,000,000	22,748,000	22,748,000	98,004,000	—
Contractual interest on derivative instruments	693,906	872,242	782,317	663,023	141,700	—

Total (5)	$55,354,001	$21,485,253	$27,672,072	$25,038,539	$98,216,268	$22,178

(1)	Operating lease obligations have not been reduced by minimum sublease rentals of $348,900 due through November 30, 2014 under noncancelable subleases.
(2)	We have eight forward flow contracts that have terms beyond March 31, 2013 with the last contract expiring in January 2014.
(3)	To the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in November 2016 or earlier as defined in the Credit Agreement. Interest on our Revolving Credit Facility is not included in the amount outstanding as of March 31, 2013.
(4)	To the extent that a balance is outstanding on our Term Loan Facility, it would be due in November 2017. The variable interest is not included within the amount outstanding as of March 31, 2013.
(5)	We have a liability of $0.3 million relating to uncertain tax positions, which has been excluded from the table above because the amount and fiscal year of the payment cannot be reliably estimated.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

We generally account for our revenues from collections on purchased receivables by using the Interest Method in accordance with U.S. GAAP, which requires making reasonable estimates of the timing and amount of future cash collections. Application of the Interest Method requires the use of estimates, primarily estimated remaining collections, to calculate a projected IRR for each pool. These estimates are based on historical cash collections, anticipated work effort and payer dynamics. If future cash collections are materially different in amount or timing from the remaining collections estimate, earnings could be affected, either positively or negatively. The estimates of remaining collections are sensitive to the inputs used and the performance of each pool. Performance is dependent on macro-economic factors and the specific characteristics of the accounts in the pool. Higher collection amounts or cash collections that occur sooner than projected will have a favorable impact on revenue by allowing us to reverse previously recognized impairments or increase the assigned IRR. Lower collection amounts or cash collections that occur later than projected will have an unfavorable impact and may result in impairments of receivables balances. Reductions in future collection estimates and impairments of purchased receivables put pressure on certain financial covenants in our Credit Facilities.

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

Each static pool of receivables is statistically modeled to determine its projected cash flows based on historical cash collections for pools with similar characteristics. An IRR is calculated for each static pool of receivables based on projected cash flows. The IRR is applied to the remaining balance of each static pool to determine the revenue recognized. Each static pool is analyzed at least quarterly to assess actual performance compared to expected performance. This review includes an assessment of the actual results of cash collections, the work effort used and expected to be used in future periods, the components of the static pool including the type of paper, the average age of individual accounts, certain account demographics and other factors that help us understand how a pool may perform in future periods. Generally, to the extent the differences in actual performance versus expected performance are favorable and the results of the review of pool demographics is also favorable, the IRR is adjusted prospectively to reflect the revised estimate of cash flows over the remaining life of the static pool. If the review of actual performance results in revised cash flow estimates that are less than the original estimates, and if the results of the review lead us to believe the decline in performance is not temporary, the IRR remains unchanged and an impairment is recognized to write down the balance of the static pool. If cash flow estimates increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increases to the IRR.

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

Based on the fair value calculations, we believe there was no impairment of goodwill as of November 1, 2012. During the first quarter of 2013, we performed a review for triggering events that would imply goodwill may be impaired. No events were noted that would require goodwill impairment testing.

The assessment of the fair value of goodwill will change in future periods based on a mix of the results of operations, changes in forecasted profitability and cash flows, assumptions used in our fair value models and other market factors that may change the risk inherent in the reporting unit, most importantly factors impacting our cost of equity and the regulatory environment. We will continue to monitor these factors and related changes, which may require us to prepare an interim analysis prior to the next required annual assessment. At March 31, 2013, the carrying value of goodwill was $14.3 million. If there is an impairment in future periods, all or a portion of the carrying value of goodwill would be recorded as an impairment of assets in the consolidated statements of operations. This charge would be a non-cash event, and as such, would not have a material impact on our business, operations or ability to borrow on our Credit Facilities. In addition, the non-cash charge would not impact the covenants in our Credit Facilities or other contractual commitments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates to the interest rate risk with our Credit Facilities. Accordingly, we may periodically enter into interest rate swap agreements for non-trading purposes to modify the interest rate exposure associated with our outstanding debt. The outstanding borrowings on our Credit Facilities, not including the unamortized original issue discount on the Term Loan Facility, were $174.1 million and $191.7 million as of March 31, 2013 and December 31, 2012, respectively. In September 2007, we entered into an amortizing interest rate swap agreement whereby, on a quarterly basis, we swapped variable rates equal to three-month LIBOR for fixed rates on the notional amount of $125.0 million. Every year thereafter, on the anniversary of the swap agreement the notional amount decreased by $25.0 million. On January 13, 2012, we entered into a second amortizing interest rate swap agreement that became effective on March 13, 2012. On a quarterly basis, we swap variable rates equal to three-month LIBOR, subject to a 1.5% floor, for fixed rates. The notional amount of the new swap was initially set at $19.0 million. In September 2012, when the original swap agreement expired, the notional amount of the second swap increased to $43.0 million and, subsequently, will amortize in proportion to the required principal payments on the Term Loan Facility through March 2017 when the notional amount will be $26.0 million. The notional amount of the interest rate swap was $42.0 million at March 31, 2013.

The outstanding unhedged borrowings on our Credit Facilities were $132.1 million as of March 31, 2013. Interest rates on unhedged borrowings may be based on the prime rate or LIBOR, at our discretion, however, LIBOR based borrowings are subject to a 1.5% floor. Assuming a 200 basis point increase in interest rates on the unhedged borrowings, interest expense would have increased by approximately $0.3 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

Item 4. Controls and Procedures

Our system of internal controls was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level to cause material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During our review of controls for the period ended December 31, 2012, management discovered that there was a material weakness in our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Internal control over financial reporting is a process designed by or under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by the Board, management and other personnel, including those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Litigation Relating to the Merger

After the announcement of the execution of the Merger Agreement, three lawsuits were filed in the Macomb County Circuit Court of the State of Michigan against the Company and its directors, as well as Encore and Pinnacle Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Encore (“Merger Sub”). The lawsuits are: (1) Shell v. Asset Acceptance Capital Corp., et al., Index. No. 13-0959-CZ, filed on March 8, 2013 (the “Shell Action”); (2) Neumann v. Asset Acceptance Capital Corp. et. al., Index No. 13-1072-CZ, filed on March 19, 2013 (the “Neumann Action”); and (3) Jaluka v. Asset Acceptance Capital Corp. et. al., Index No. 13-1081-CZ, filed on March 20, 2013 (the “Jaluka Action”). In these lawsuits, purportedly brought on behalf of all of the Company’s public stockholders, the plaintiffs allege, among other things, that the Company’s directors have breached their fiduciary duties of care, loyalty and candor, and have failed to maximize the value of the Company for its stockholders by accepting an offer to sell the Company at a price that fails to reflect the true value of the Company and that was agreed to as a result of an unfair process, thus depriving holders of the Company’s common stock of the reasonable, fair and adequate value of their shares. Plaintiffs in the Shell Action and Jaluka Action further allege that the Company’s directors have breached their duties of loyalty, good faith, candor and independence owed to the shareholders of the Company because they have engaged in self-dealing and ignored or did not protect against conflicts of interest resulting from their own interrelationships or connection with the proposed acquisition. Finally, all plaintiffs allege that the Company, Encore, and Merger Sub aided and abetted the directors’ breaches of their fiduciary duty. Among other things, plaintiffs in the three lawsuits seek injunctive relief prohibiting consummation of the proposed acquisition, or rescission of the proposed acquisition (in the event the transaction has already been consummated), as well as costs and disbursements, including reasonable attorneys’ and experts’ fees, and other equitable or injunctive relief as the court may deem just and proper. Plaintiffs in the Neumann Action also seek rescissory damages as an alternative to rescission of the proposed transaction, and damages suffered as a result of the defendants’ wrongdoing.

Item 1A. Risk Factors

You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 included under Item 1A, “Risk Factors”, in the Company’s preliminary proxy statement/prospectus included in the Registration Statement on Form S-4, file No. 333-187581, filed by Encore with the SEC on March 27, 2013, elsewhere in this report and in other filings with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business, which are available on the SEC’s website at www.sec.gov.

The parties may be unable to satisfy the conditions to the completion of the Merger and the Merger may not be completed.

Completion of the Merger is conditioned on, among other things, the adoption of the Merger Agreement by the Company’s stockholders, the expiration or termination of the applicable waiting period under the HSR Act, the absence of any law or regulation that prohibits the completion of the Merger, and the approval of the shares of Encore common stock to be issued in the merger for listing on NASDAQ. Each party’s obligation to close the Merger is also subject to the material accuracy of the representations and warranties of the other party in the Merger Agreement, the compliance in all material respects of such other party with covenants in the Merger Agreement applicable to such other party and the absence of a material adverse effect on the other party.

Although Encore and the Company have agreed in the Merger Agreement to use reasonable best efforts to complete the Merger as promptly as practicable, these and other conditions to the completion of the Merger may fail to be satisfied. In addition, satisfying the conditions to and completion of the Merger may take longer, and could cost more, than Encore and the Company expect.

Failure to complete the Merger could negatively impact the market price of the Company’s common stock and its future business and financial results.

If the Merger is not completed, the ongoing businesses of the Company may be adversely affected and the Company will be subject to several risks and consequences, including the following:

•

under the Merger Agreement, the Company may be required, under certain circumstances, to either pay Encore a termination fee of $4.25 million or $7.4 million and, under certain circumstances, reimburse up to $2.0 million of Encore’s merger related expenses.;

•	the Company will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, filing, financial advisor and printing fees;

•	the Company would not realize the expected benefits of the Merger;

•

under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies; and

•

matters relating to the Merger may require substantial commitments of time and resources by the Company’s management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company.

In addition, if the Merger is not completed, the Company may experience negative reactions from the financial markets and from its customers and employees.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, third-party vendors who deal with the Company and other business relationships may have an adverse effect on the Company and its operations. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause third-party vendors and others who deal with the Company to seek to change existing business relationships with the Company. The Company’s employee retention and recruitment may be particularly challenging prior to the effective time of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the Merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect the financial results of the Company. In addition, the Merger Agreement requires that the Company operate its business in the usual, regular and ordinary course consistent in all material respects with past practice and restricts the Company from taking certain actions prior to the effective time of the Merger or termination of the Merger Agreement without the prior written consent of Encore. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company’s Repurchases of Its Common Stock

The following table provides information about the Company’s common stock repurchases during the first quarter of 2013:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	$—	—	—
February (1)	4,743	5.15	—	—
March (1)	22,186	6.67	—	—

Total	26,929	$6.41	—	—

(1)	The shares were withheld for tax obligations in connection with the vesting of restricted share units. The shares were withheld at the fair market value on the vesting date of the restricted share units.

We did not sell any equity securities during the first quarter of 2013 that were not registered under the Securities Act.

Item 5. Other Information

Alternative Takeover Proposal Not to Move Forward

On April 11, 2013, the Company issued a press release announcing that the third party (identified as “Company B” in the proxy statement/prospectus), who had submitted a preliminary written indication of interest concerning an alternative to the Merger with Encore, informed the Company on April 10, 2013 that it would be unable to submit a Superior Proposal (as that term is defined in the Merger Agreement) and of its determination not to move forward with its proposal.

Item 6. Exhibits

Exhibit Number	Description

1.01	Agreement and Plan of Merger, dated as of March 6, 2013, by and between Encore Capital Group, Inc., Pinnacle Sub, Inc. and Asset Acceptance Capital Corp., incorporated by reference to Exhibit 1.01 to the Current Report on Form 8-K filed by the Company with the SEC on March 11, 2013

10.1*+	2013 Annual Incentive Compensation Plan for Management (Confidential treatment has been requested of the Securities and exchange Commission for portions of this document, those portions have been redacted from this exhibit pursuant to that request for confidential treatment, and the redacted portions have been separately filed with the Securities and Exchange Commission.)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2013.

ASSET ACCEPTANCE CAPITAL CORP.

Date: April 29, 2013	By:	/s/ RION B. NEEDS
Rion B. Needs
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2013	By:	/s/ REID E. SIMPSON
Reid E. Simpson
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)